Form 10-Q
period 2011-06-30
FIRST AMERICAN GROUP INC.
filed 2011-08-11
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

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

As of August 11, 2011, there were 2,221,450 shares of common stock, $0.001 par value per share, outstanding.

                            FIRST AMERICAN GROUP INC.
                         (An Exploration Stage Company)
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2011

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements                                          4

                 Balance Sheets as of June 30, 2011 (unaudited) and
                 September 30, 2010 (unaudited).                               4

                 Statements of Expenses for the three months ended
                 June 30, 2011, the three months ended June 30, 2010,
                 the nine months ended June 30, 2010, and the period
                 from March 11, 2010 (Inception) to June 30, 2011
                 (unaudited).                                                  5

                 Statement of Stockholders' Equity for the period
                 from March 11, 2010 (Inception) to June 30, 2011.             6

                 Statements of Cash Flows for the nine months ended
                 June 30, 2011, the nine months ended June 30, 2010,
                 and the period from March 11, 2010 (Inception)
                 through June 30, 2011 (unaudited).                            7

                 Notes to Financial Statements (unaudited).                    8

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                    9

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  12

        Item 4T. Controls and Procedures.                                     12

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings.                                           12

        Item 1A. Risk Factors                                                 12

        Item 2.  Unregistered Sales of Equity Securities and Use of
                 Proceeds.                                                    12

        Item 3.  Defaults Upon Senior Securities.                             12

        Item 4.  (Removed and Reserved).                                      12

        Item 5.  Other Information.                                           12

        Item 6.  Exhibits.                                                    13

SIGNATURES                                                                    13

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                     June 30,         September 30,
                                                                       2011               2010
                                                                     --------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                          $ 19,634           $  8,224
  Prepaid expenses                                                         --              5,000
                                                                     --------           --------

Total assets                                                         $ 19,634           $ 13,224
                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $  2,400           $  1,500
  Due to director                                                         325                325
                                                                     --------           --------

Total current liabilities                                               2,725              1,825
                                                                     --------           --------

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized
   2,221,450 and 2,000,000 issued and outstanding, respectively         2,221              2,000
  Additional paid-in capital                                           35,664             14,000
  Deficit accumulated during the development stage                    (20,976)            (4,601)
                                                                     --------           --------

Total stockholders' equity                                             16,909             11,399
                                                                     --------           --------

Total liabilities and stockholders' equity                           $ 19,634           $ 13,224
                                                                     ========           ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                                   (unaudited)

                                          Three Months    Three Months    Nine Months     Nine Months    March 11, 2010
                                             Ended           Ended           Ended           Ended       (Inception) To
                                            June 30,        June 30,        June 30,        June 30,        June 30,
                                              2011            2010            2011            2010            2011
                                           ----------      ----------      ----------      ----------      ----------
OPERATING EXPENSES
  Professional fees                        $      900      $       --      $   14,100      $       --      $   17,775
  General and administrative expenses             246             400           2,275             400           3,201
                                           ----------      ----------      ----------      ----------      ----------

      Total operating expense                   1,146             400          16,375             400          20,976
                                           ----------      ----------      ----------      ----------      ----------

Net loss                                   $   (1,146)     $     (400)     $  (16,375)     $     (400)     $  (20,976)
                                           ==========      ==========      ==========      ==========      ==========

Basic and diluted net loss per share       $     0.00      $     0.00      $     0.01      $     0.00
                                           ==========      ==========      ==========      ==========

Basic and diluted weighted average
 number of shares outstanding               2,096,579       2,000,000       2,032,193       2,000,000
                                           ==========      ==========      ==========      ==========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM MARCH 11, 2010 (INCEPTION) TO JUNE 30, 2011
                                   (unaudited)

                                                                             Deficit
                                                                           Accumulated
                                                            Additional        in the          Total
                                        Common Stock          Paid In      Development     Stockholders'
                                    Shares       Amount       Capital         Stage          Equity
                                    ------       ------       -------         -----          ------
March 11, 2010 (Inception)               --     $    --      $     --       $      --       $     --

Sale of common stock              2,000,000       2,000        14,000              --         16,000
Net loss for the period                  --          --            --          (4,601)        (4,601)
                                  ---------     -------      --------       ---------       --------

Balance, September 30, 2010       2,000,000       2,000        14,000          (4,601)        11,399

Sale of common stock                221,450         221        21,664              --         21,885
Net loss for the period                  --          --            --         (16,375)       (16,375)
                                  ---------     -------      --------       ---------       --------

Balance, June 30, 2011            2,221,450     $ 2,221      $ 35,664       $ (20,976)      $ 16,909
                                  =========     =======      ========       =========       ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Nine Months        Nine Months       March 11, 2010
                                                        Ended              Ended          (Inception) To
                                                       June 30,           June 30,           June 30,
                                                         2011               2010               2011
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(16,375)          $   (400)          $(20,976)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Prepaid expenses                                      5,000                 --                 --
    Accounts payable and accrued liabilities                900                 --              2,400
                                                       --------           --------           --------

Net cash used in operating activities                   (10,475)                --            (18,576)
                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                   21,885              9,000             37,885
  Due to director                                            --                425                325
                                                       --------           --------           --------

Net cash provided by financing activities                21,885              9,425             38,210
                                                       --------           --------           --------

Net increase in cash                                     11,410              9,025             19,634

Cash at beginning of period                               8,224                 --                 --
                                                       --------           --------           --------

Cash at end of period                                  $ 19,634           $  9,025           $ 19,634
                                                       ========           ========           ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 ( inception) to June 30, 2011. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

For the nine months ended June 30, 2011, the Company had a net loss of $16,375 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2011, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2011, the company issued 221,450 common shares for proceeds of $21,885.

NOTE 4 - RELATED PARTY

The Director of the Company advanced $325 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

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

We are a development stage company which is engaged in the development, sales and marketing of voice-over-Internet-protocol ("VoIP") telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Our product is planned to consist of: (i) one or more telephony servers, (ii) a software phone which allow customers to place calls, view and/or listen to advertising, and (iii) a server to store customer information and to keep customer records, call, credits and payment history, and which server will also contains our web site, support center and customer account portal. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, and second, from paid calls by our customers. We anticipate that our operations will begin to generate revenue approximately 15 to 21 months following the date of this Quarterly Report on Form 10-Q. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully sell any products or services related to our planned activities.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to June 30, 2011, we have raised a total of $16,000 from private offerings of our common stock to our two officers and directors.

Additionally, during the three months ended June 30, 2011, we company offered and sold 221,450 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $21,885.

The Company plans to raise additional funds through its current public offering in the Form S-1. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

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

PLAN OF OPERATION

During the three months ended June 30, 2011, we company offered and sold 221,450 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $21,885. Our business activities during the 12 to 18 months following the date of this prospectus will be focused on offering and selling the remaining shares in our Form S-1, raising additional funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 15 to 21 months following the date of this Form 10-Q.

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

RESULTS OF OPERATIONS

THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2011

We recorded no revenues for the three and nine months ended June 30, 2011. From the period of March 11, 2010 (inception) to June 30, 2011, we recorded no revenues.

General and administrative expenses were $246 and professional fees were $900 for the three months ending June 30, 2011. General and administrative expenses were $3,201 and professional fees were $17,775 for the nine months ending June 30, 2011. Operating expenses, consisting solely of general and administrative expenses in for the nine months ended June 30, 2011 consist primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to June 30, 2011, we incurred operating expenses of $20,976.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had a cash balance of $19,634. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 6 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2011.

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

                               FIRST AMERICAN GROUP INC.
                                 (Name of Registrant)


Date: August 12, 2011          By: /s/ Mazen Kouta
                                  ----------------------------------------------
                               Name:  Mazen Kouta
                               Title: President, Treasurer, Principal Accounting
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