Form 10-Q/A
period 2011-06-30
FIRST AMERICAN GROUP INC.
filed 2011-09-08
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number                             Description
------                             -----------

3.1      Articles of Incorporation*

3.2      Bylaws*

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T. ***

----------
* Filed and incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.
** Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2011.
***  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST AMERICAN GROUP INC.
                                 (Name of Registrant)


Date: September 8, 2011        By: /s/ Mazen Kouta
                                  ----------------------------------------------
                               Name:  Mazen Kouta
                               Title: President, Treasurer, Principal Accounting
                                      Officer and Principal Financial Officer