Form 10-K
period 2011-09-30
FIRST AMERICAN GROUP INC.
filed 2012-01-13
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2011

                         Commission File No. 333-171091


                            FIRST AMERICAN GROUP INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                   None
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          11037 Warner Ave., Suite 132
                        Fountain Valley, California 92708
               (Address of principal executive offices, zip code)

                                 (714) 500-8919
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At September 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $49,475. At September 30, 2011, the end of the Registrant's most recently completed fiscal year, there were 2,361,450 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                            FIRST AMERICAN GROUP INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I

Item 1.  Business                                                              4
Item 1A. Risk Factors                                                         12
Item 1B. Unresolved Staff Comments                                            12
Item 2.  Properties                                                           12
Item 3.  Legal Proceedings                                                    12
Item 4.  (Removed and Reserved)                                               12

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            12
Item 6.  Selected Financial Data                                              13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           18
Item 8.  Financial Statements and Supplementary Data                          19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 28
Item 9A. Controls and Procedures                                              28
Item 9B. Other Information                                                    28

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               28
Item 11. Executive Compensation                                               30
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          31
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         32
Item 14. Principal Accounting Fees and Services                               32

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                           32

Signatures                                                                    33

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of First American Group Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company's need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by Mazen Kouta, the Company's President, and Chairman of the Board of Directors, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1. BUSINESS

                             DESCRIPTION OF BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

First American Group Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name "Radikal Phones Inc." We changed our name to "First American Group Inc." on October 7, 2010. We are engaged in the development, sales and marketing of VoIP telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Mazen Kouta has served as President, Treasurer and Director, and Zeeshan Sajid has served as Secretary and Director of our company from April 27, 2010 to the current date. No person other than Messrs. Kouta and Sajid has acted as a promoter of First American Group Inc. since our inception.

IN GENERAL

We plan to develop software and infrastructure to enable customers to place free or subsidized calls via the Internet in exchange for watching or listening to advertising, from which we will earn revenues. We expect that calls to phone numbers where our cost is low (such as, the mainland USA or Canada) will be provided for free where the customer making the telephone call will watch or listen to advertising, from which we will earn revenues. Calls to countries where the cost of a call cannot be fully covered by advertising revenue, will be provided on a subsidized basis.

Our product will consist of: (i) one or more telephony servers, (ii) a software phone which allow customers to place calls, view and/or listen to advertising, and (iii) a server to store customer information and to keep customer records, call, credits and payment history, and which server will also contains our web site, support center and customer account portal.

TELEPHONY SERVER
Our telephony server will contain the three main components for a customer to make a call over the Internet:

     *    software to process a call and send it to the correct destination;
     *    maintain   registration  of  clients'   software  phones  and  prevent
          unauthorized calling; and
     *    data management for customer credit to place calls.

It is likely that we will use an open source telephony server. There are several of them available on the market. However we are leaning toward the use of Asterisk (http://www.asterisk.org/) because it is a free stable product and is supported by a large community of developers and because of the availability of open source add-on software (billing and software phones for example) which will simplify and accelerate the implementation of our product.

SOFTWARE PHONE APPLICATION

Our software phone will be designed to be launched from the customer account or can be installed on a customer computer. The software phone will allow a customer to:

     *    make calls to other customers using our service;
     *    make calls to telephone numbers outside our network; and
     *    send instant text messages to other members of our network.

We plan to deliver advertising to the customers in both audio and visual modes. We plan to design our software phone to enable customers to add friends from subscribers on our service and exchange instant messaging and determine who is online or the status of a friend. When a customer highlights a friend, the customer will be able to choose the method of communications:

     *    place an online call;
     *    simultaneously conference call with two other users;
     *    voicemail message;
     *    online instant message;
     *    text or SMS message; and
     *    Send e-mail

WEBSITE

A customer will find all necessary information about our service on our website www.radikalphones.com, the content of which we plan to develop as part of our plan of operation . In order to use our service, customers will register for an account which collects personal information about the customer such as name, address, email, age and income level, user name and password. Once the account is created, an e-mail will be sent to the customer for confirmation. To complete the registration the customer must agree to a "Term of Services" agreement that allow us to insert visual and audio advertising on the software phone they will be using to place the call. Once confirmation is received, the customer will be able to login and view the details of his or her account.

Our web site will also include an information section for online advertising networks and marketing organization that may want to partner with us and place advertising for themselves or their clients. The customer will be able to download our customized soft phone or launch one from their account. The web site will also have a support center that will include:

     * a knowledgebase section, which will include information about our service, cost, and general use;
     * a troubleshooting section, which will include descriptions of common problems and steps to diagnose and resolve common problems
     * a service ticketing system, which will allow customer to open a service request with us. A ticket could simply be a question about service, a request for support or report a bug in our service.
     * online, live customer support, which will allow a customer or someone interested in our service to chat with a customer support agent in text via a portal on our website.

We do not plan to provide phone support at this point in time.

CUSTOMER ACCOUNT

Upon visiting our planned website, customers will find general information about our Company and about the products and services we provide. Interested parties will be able to register and create an online account with us at no cost.

Our plans anticipate that once the registration process is complete, each subscriber will be directed to a dedicated web page created for each subscriber that registers with us. Each subscriber that chooses to register for our services will be able to access our products and service immediately. The customer account will be developed around a platform that provides each customer with an easy-to-use web interface. Information about the qualitative and quantitative nature of customer contacts will be managed from a single user's interface.

In a customer account, a customer will be able to view a record of all of his or her calls, the cost a call with and without the advertising subsidy. A customer will also able to load up their account with funds in order to make pay calls (or calls without or reduced visual or audio advertising). We will initially support only the online payment processor PayPal because of its reliability, popularity as well and ease of integration to our product. PayPal is a credit card merchant and a financial services company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our company.

In a customer account on our website, a customer will be able to receive calling credit that is applied toward his or her account to make free calls by taking a survey in lieu of a credit or watching a video advertising and responding to surveys.

The customer will also able to launch a software phone from their account to make calls or to download a software phone to install on his or her computer.

PRODUCT DEVELOPMENT TIMELINE

EARLY-STAGE PRODUCT DEVELOPMENT: The company plans to begin work on its planned website as soon as we begin receiving funds from this offering. Putting an information-only web site as soon as possible will help to create brand name recognition. We will also register youtube.com, facebook.com and twitter.com accounts and link them to our web site. By doing so our plan is to be able to begin building interest in our Company during the development phase, and that this will encourage web site visitors to return at a later date.

SOFTWARE DEVELOPMENT: The development of our product will be closely supervised by our Secretary and Director, Zeeshan Sajid. We expect to hire a software developer to develop the product we described above under the close supervision of Mr. Sajid. We expect that the development of our product will start in month 1 after we receive our funding with Mr. Sajid performing high level and system design. The interview process will also start in month 1 and expect to hire a developer by the middle of our second month of operation. All product development and limited trials will be completed by month 12 and all intellectual property rights by any independent contractors will be assigned to the Company.

SOFTWARE EVALUATION: We intend to purchase two computers with monitors to be used by our software developers. Another computer will be purchased to serve as a local development server. We expect to purchase these computers in the second months of operation for $600 per computer system.
We will evaluate several phone software platforms and determine which solution best serves our needs. We will develop a requirement list that will assist us in the selection of software. The selection will be based on:

     *    availability of needed functionality in the software;
     *    the ability to customize and add functionality to software; and
     *    the ability to integrate the telephony software to the server software

We anticipate that the process of evaluating telephony software will take approximately two months.

TECHNOLOGY SELECTION AND HIGH-LEVEL DESIGN: We intend to develop the detailed specifications for our product. This part of our design work will include the specifications for the different modules to be developed or customized. The selection of the technology to be used and specifications of the product will drive the type of software developers we need to hire. This includes:

     *    The way the telephony and server software interact with each other;
     *    Adapting the server and VoIP software to work in a hosted environment;
          and
     * Developing the graphical interfaces for the user as well as the back office administrative area

It is anticipated that this process will take approximately one and a half months.

SOFTWARE DEVELOPMENT ENGINEERS: We plan retain the services of two experienced software developers after three months of raising funding. One of the developers will have experience in the development of VoIP software phone and the other person experienced in the development of server based software. We anticipate the cost of hiring these two developers to be approximately $1,400 per month for both. We plan to begin the interview process immediately after the completion of the Technology and high level design task. We expect that this task will last for 1 month. We expect to sub-lease part of an office space for $200/month. This will include electricity and maintenance of the office.

DEVELOPMENT AND DEPLOYMENT OF INFRASTRUCTURE: The selection of a data center which collocate servers, where we will host our servers, is essential to our success. Service quality and reliability are critical to our selection process. We intend to purchase two computers to be used by our software developers. Another computer will be purchased to serve as a local development server. We expect to purchase these computers in the second months of operation for $600 per computer system. As we move toward deployment, we will purchase a minimum of three servers: Two of these servers will be running the software for our service and the third one will be available in case one of these two servers fails. We expect to purchase two servers by month 6 for $2000 per server and a backup server in month 12. We will co-locate our servers with a wholesale VoIP provider or in the same data center as the provider. Since we are a start-up company, we expect that we will make deals with small VoIP providers on a pay per use basis and no minimum monthly commitments. We however expect to pay collocation fees for our server of $200 per month starting after six months of raising funding.

INSTALLATION AND INTEGRATION: During this phase, our contractor will install the phone and server software and commence the integration of the two in order to make sure that each component works seamlessly with the other. It is anticipated that the installation and integration phase will take approximately two months.

CUSTOMIZATION OF CUSTOMER INTERFACE(S): During this phase, we will modify each interface to include phone specific functions such as answering a call, making a call, recording a call, measuring the length of the call and the like, as required by each customer. We expect this phase to take approximately three months of development.

INTEGRATION OF THE SOLUTION TO OUR WEBSITE: Our outside contractor will be responsible for the integration of the product into our web site. The integration process is intended to enable our customers to register for service from our web site, for the customer to login to their account page and to launch the software phone. Our site will also include a free demonstration which potential customers can subscribe to. We expect that this process will take approximately one month.

DEVELOPMENT OF SPECIAL WEBSITE MATERIAL AND CONTENT: Our officer, with the assistance of our contractor, will be responsible for the development of the knowledgebase, troubleshooting, and service ticketing sections of our website, for future customers' use.

BETA TRIAL: We intend to conduct a Beta trial with select customers prior to the formal launch of our product. The feedback of the trial will be used to affect future modifications and enhancement to our initial system. We expect that the Beta test period will last approximately three weeks and any necessary corrections or improvements to our system based on the Beta trial will take another three weeks. Non-critical feedback will be incorporated into the development schedule for our second year of operations.

We plan to use industry-standard, 128-bit encryption for web pages containing private information and to encrypt our customers' data on our system in order to secure their information.

MARKETING AND SALES

We plan to use a number of marketing tactics to develop brand name, using promotions, referral incentives, social marketing, online communities, search engine optimization, free online classified advertising postings.

SOCIAL MARKETING: This includes the creation of Twitter, Facebook, MySpace and YouTube accounts. These sites will be updated regularly to keep us in the mind of subscribers to these pages and generate interest and excitement with our services. Additionally, our directors will use their own network of personal contacts in the small and medium business sector in order to generate business for us. This includes direct telephone contact, email correspondence and email newsletters.

FORUMS AND FREE CLASSIFIED POSTINGS: We intend to target web sites, blogs, and discussion forums.

WORD OF MOUTH: Word of mouth is very important to spread word about our service. In order to be recommended by users to their friends and families, we must deliver superior service and customer support.

REFERRALS AND REFERRAL INCENTIVES: We will provide incentives for web sites, people and organizations to refer customers to us. Customers will get credit in their accounts that will go toward making free calls. Web sites and organizations will share revenue generated from customers they refer.

SEARCH ENGINE OPTIMIZATION: Another facet of our marketing plan is to work on search engine optimization. Search engines are designed to search out keywords as online users look for the information they want. Meta-tags act as keywords that reside in the hidden infrastructure of a web page and help to highlight a web page when someone is using a search engine to find information. Relevant content is also essential to obtain higher ranking. For example, by including keywords such as "INTERNET CALL" on our web page, the search engines will identify our web pages as a match for the search request. The effect of this marketing tactic is to have our web page appear higher on the list of results for the online user looking for information about a free Internet telephone calls.

UPDATING THE CONTENT ON THE HOME PAGE: Continuous updates to our web site will encourage web visitors to return over and over again. When web visitors can quickly find interesting content they will stay longer on each visit and tell their friends too. Our marketing campaign will monitor daily statistics and track favorite topics in order to quickly get in synch with our internet audience. Being able to regularly update the home page is an integral part of our branding strategy.

We believe that the above strategies are necessary to attract the users to our phones services. We also need to attract advertisers and advertising agencies to advertise on our software phone, web site and the customer account portal. We will be developing a dedicated section on our web site for advertisers including how our program works and the benefits to them advertising with us. We will also include a flash video to emphasize the point. We will also develop electronic brochures and payback models that are sent to advertising companies under NDA.

We also plan to retain advertising agencies in different parts of the world to market our advertising services to companies directly and to other agencies.

SALES REVENUE

We anticipate that our revenue will come from three primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from selling our software or service to entities that wants to offer a similar under their brand name. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K.

Our research has led us to conclude that the three most common ways in which online advertising is purchased are CPM, CPC, and CPA. We anticipate selling online advertising through all three medium, more particularly described as follows:

     * CPM (COST PER MILLE), also known as "cost per thousand," is when advertisers pay for exposure of their message to a specific audience. "Per mille" means per thousand impressions, or loads of an advertisement. However, some impressions may not be counted, such as a reload or internal user action.
     * CPC (COST PER CLICK), also known as "pay per click," is when advertisers pay each time a user clicks on their listing and is redirected to their website. They do not actually pay for the listing, but only when the listing is clicked on.
     * CPA (COST PER ACTION), also known as "cost per acquisition" advertising, is performance based and is common in the affiliate marketing sector of the business. In this payment scheme, the publisher takes all the risk of running the ad, and the advertiser pays only for the amount of users who complete a transaction, such as a purchase or sign-up.

There many types of advertising that can be incorporated into our soft phone or web site but we will focus on methods such as:

     * BANNER ADVERTISING: This form of online advertising entails embedding an advertisement into a web page. It is intended to attract traffic to a website by linking to the website of the advertiser. The advertisement is constructed from an image (GIF, JPEG, PNG), JavaScript program or multimedia object employing technologies such as Java, Shockwave or Flash, often employing animation, sound, or video to maximize presence.
     * FLOATING ADVERTISING: An ad which moves across the user's screen or floats above the content.
     * EXPANDING ADVERTISING: An ad which changes size and which may alter the contents of the webpage.
     * POLITE ADVERTISING: A method by which a large ad will be downloaded in smaller pieces to minimize the disruption of the content being viewed
     * WALLPAPER ADVERTISING: An ad which changes the background of the page being viewed.
     * POP-UP ADVERTISING: A new window which opens in front of the current one, displaying an advertisement, or entire webpage.
     * POP-UNDER ADVERTISING: Similar to a Pop-Up except that the window is loaded or sent behind the current window so that the user does not see it until they close one or more active windows.

     * VIDEO ADVERTISING: similar to banner advertising, except that instead of a static or animated image, actual moving video clips are displayed. This is the kind of advertising most prominent in television, and many advertisers will use the same clips for both television and online advertising.
     * INTERSTITIAL ADVERTISING: a full-page ad that appears before a user reaches their original destination.

We anticipate that we will sell our advertising directly to advertisers or through advertising networks, such as Google Adwords, SpotXchange and Tremor Media. We believe that we will be able to have higher revenue for an advertisement while working directly with the advertisers rather than going through a network since the network keeps a percentage of revenue. When available, we anticipate we will be playing mostly Video advertising since Video advertising, according to our research (http://www.reelseo.com/ video-advertising-vs-banners-cpms/), currently earns $40-50 per CPM ($0.04-0.05 per impression) which, also according to our research, is up to 3 times that of a banner. We are estimating a $20 per CPM.

Our research (http://blog.efrontier.com/insights/2011/01/dec-2010-cpcs-robust-numbers-round-out-the-year.html) indicates that the CPC (cost per click) is estimated to be between $0.55-1.95 for December 2010 and $0.48 to $1.78 for December 2009. The lower amounts are associated with advertising to the retail sector. This is the cost incurred by an advertiser and we expect that will earn part of that. The management believes that average revenue of $0.3 per click is a reasonable estimate.

We have no marketing information for the Cost Per Action (CPA) in support of what we can charge an advertiser for a CPA. We believe that what we can charge for a CPA will be variable depending on the type of action that a customer does (fill in a survey) or what type of products and services a customer purchases. We are estimating $1 of revenue to us from a customer action. However, we could not find studies to support such an estimate, and management's estimates of $1 per action are not supported by reliable third-party data or empirical evidence.

We may never achieve the revenues we are projecting because the basis upon which we are making our revenue projections is subjective, and our reliance on third-party data which is more than two years old may be unreliable because the veracity of the third-party data cannot be verified.

To date, we have focused on product development and executing the initial stage of the marketing effort. We have not earned any sales revenue during this time.

COMPETITION

The Company's product competes broadly with Internet phone services available to consumers. The Internet phone service market is highly competitive, and includes international, national, regional and local service providers, many of whom have greater resources than the Company, including but not limited to Internet phone services offered by Skype, Yahoo, Google, Phone Power, ITP, via:talk, Call Centric, VYLmedia, inTalk, aptela, nextiva, vocalocity, Jive, Improcom, amongst others. As for companies that offer free phone services via the Internet, there are Freephoneline, icall, voipbuster and mediaringtalk. While the Company believes that it competes favorably on differentiation because it offer of free service in exchange for the customer viewing and/or listening to audio or visual advertising, we are yet to see if we can compete in quality and we are weak with regards to, brand name recognition and, there can be no assurance that the Company and its products will not experience increasing competitive pressures from both established and new Internet phone service companies, many of whom have substantially greater marketing, cash, services and other resources than the Company.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first 12 months following the date of filing of this Form 10-K related to the development of our website.

FACILITIES

We currently do not own any physical property or own any real or intangible property. Our current business address is 11037 Warner Ave, Suite 132, Fountain Valley, California 92708. Our telephone number is (714) 500-8919.

Mazen Kouta, our President, Treasurer and Director, works on Company business from a home office. This location serves as our primary office for planning and implementing our business plan. We believe this space is sufficient for our current purposes and will be sufficient until we raise financing and hire our software contractor. The Company intends to lease its own offices at such time as it has sufficient financing to do so. Management believes the current premises are sufficient for its needs at this time. Zeeshan Sajid, our Secretary and Director, works on Company business from his current business office.

                       EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of filing of this Form 10-K. Our President, Treasurer and Director, Mazen Kouta, is an independent contractor to the Company and currently devotes approximately 20 hours per week to company matters. Our Secretary and Director, Zeeshan Sajid, is an independent contractor to the Company and currently devotes approximately 10 hours per week to company matters. After receiving funding, Messrs. Kouta and Sajid plan to devote as much time as the Board of Directors determines is necessary for them to manage the affairs of the Company. As our business and operations increase, we will hire full time management and administrative support personnel.

                                LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real or intangible property. Our current business address is 11037 Warner Ave, Suite 132, Fountain Valley, California 92708. Our telephone number is (714) 500-8919.

Mazen Kouta, our President, Treasurer and Director, works on Company business from a home office. This location serves as our primary office for planning and implementing our business plan. We believe this space is sufficient for our current purposes and will be sufficient until we raise financing and hire our software contractor. The Company intends to lease its own offices at such time as it has sufficient financing to do so. Management believes the current premises are sufficient for its needs at this time. Zeeshan Sajid, our Secretary and Director, works on Company business from his current business office.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of our common stock have never been quoted on any exchange or the over-the-counter market.

HOLDERS

As of the date of this report, there were approximately 26 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Our auditor's report regarding our September 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

OVERVIEW

We were incorporated in the state of Nevada on March 11, 2010, under the name "Radikal Phones Inc." We changed our name to "First American Group Inc." on October 7, 2010. Our offices are currently located at 11037 Warner Ave., Suite 132, Fountain Valley, California 92708. Our telephone number is (714) 500-8919. Our website, which is currently being developed, is www.radikalphones.com.

We are currently selling shares of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-171091; the "Form S-1"), in a public offering of 628,000 shares of common stock, at an offering price of $0.10 per share, for aggregate offering proceeds of $62,800. During the fiscal year ended September 30, 2011, we offered and sold 361,450 shares of common stock from the Form S-1 for aggregate proceeds of $35,836.

We are a development stage company that has not generated any revenue and has had limited operations to date. From March 11, 2010 (inception) to September 30, 2011, we have incurred accumulated net losses of $27,183. As of September 30, 2011, we had total assets of $31,300, and total liabilities of $4,647, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

We are a development stage company which is engaged in the development, sales and marketing of voice-over-Internet-protocol ("VoIP") telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Our product is planned to consist of: (i) one or more telephony servers, (ii) a software phone which allow customers to place calls, view and/or listen to advertising, and (iii) a server to store customer information and to keep customer records, call, credits and payment history, and which server will also contains our web site, support center and customer account portal. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, and second, from paid calls by our customers. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully sell any products or services related to our planned activities.

To date, we have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We have also begun our planning for developing a website and searching for a contractor to develop that website. We will retain such a contractor only after we secure further funding. We intend to launch our "information only" web site during the second quarter of 2011 calendar year.

Our business activities during the 12 to 18 months following the date of filing of this Form 10-K will be focused on raising funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

We did not earn any revenues during the years ended September 30, 2011 and 2010.

We incurred operating expenses in the amount of $22,582 and $4,601 for the years ended September 30, 2011 and 2010, respectively. Operating expenses for the year ended September 30, 2011, were comprised primarily of professional fees and general and administrative expenses. Operating expenses for the year ended September 30, 2010, were comprised primarily of professional fees and office and general expenses. Since inception we have incurred operating expenses of $68,887.

From inception (March 11, 2010) through the year ended September 30, 2011 we had no revenues and a net loss of $27,183.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had a cash balance of $30,300. Management believes this amount will satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

PLAN OF OPERATION FOR FOLLOWING 12 MONTHS

Our business activities during the 12 to 18 months following the filing date of this Form 10-K will be focused on raising funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K.

If we sell 100% of shares being offered in the Form S-1, we believe we will be able to be able to execute our business plan to the fullest potential and have a sufficient amount of funds budgeted toward sales and marketing. We will also initiate an online advertising campaign using Google Adwords. The first year after raising the funds will be spent on the development of our products and services and we expect revenue to materialize at the first quarter of the second year, as illustrated in the following chart:

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

                                     YEAR 1          YEAR 2           YEAR 3
                                  ------------    ------------     ------------
# of Impressions                            --       2,000,000        6,000,000
Average Revenue per impression    $         --    $       0.02     $       0.02
# of Click                                  --         200,000          600,000
Average Revenue per Click         $         --    $       0.30     $       0.30
# of Actions                                --          50,000          150,000
Average Revenue per action        $         --    $       1.00     $       1.00
# of chargeable minutes           $         --         750,000        2,000,000
Average per minute profit         $         --    $      0.005     $      0.005
Impression Revenue                $         --    $  40,000.00     $ 120,000.00
Per click Revenue                 $         --    $  60,000.00     $ 180,000.00
Per Action Revenue                $         --    $  50,000.00     $ 150,000.00
Long Distance net Revenue         $         --    $   3,750.00     $  10,000.00
                                  ------------    ------------     ------------

REVENUE SUBTOTAL                  $         --    $ 153,750.00     $ 460,000.00
                                  ============    ============     ============

The revenue projections above contain a number of assumptions. Year 1 will be spent on developing our products and services, and we project zero revenue during that period. In year 2, we project that we will start generating revenue in the first month of year 2, assuming we have completed the offering of shares in the Form S-1. We expect that revenue will continue to increase and exceed expenses by month 7 of year 2. We project that we will sustain $15,105 in losses between the first month of year 2 and the last month of year 2.

In year 3, we project revenues of $460,000 and a profit of $105,884 between months 25-36.

We make the following assumptions in our projections above for year 2:

     * We will earn $20 CPM ($0.02 every time a customer views an item of advertising). We are estimating approximately 2,000,000 impressions, or approximately 167,000 impression per month.
     * We will earn $0.3 every time a customer clicks on advertising. We are projecting 200,000 clicks, or less than 16,700 click per month.
     * When a customer fills in a form or take a survey or clicks through and purchases a product, we will earn revenue. We are estimating $1 per action. We expect that we will have approximately 50,000 completions per year, or approximately 4,200 completions per month.
     * We estimate that many calls outside North America will incur cost to the customer. We are estimating approximately 750,000 minutes which translates to approximately 2000 customers making 300 chargeable minutes per month. Since we endeavor to provide this service as cheaply as possible to customers, we are only assuming $0.005 (half a cent) per minute profit.

While going to make a phone call via our website, multiple advertisements will be posted to the same webpage the customer is using, which will include a combination of banners and videos on our website, their portal and the software phone. We have made our estimated projections ourselves. We believe that our estimates are reasonable. By way of comparison, according to http://www.reelseo.com/video- advertising-vs-banners-cpms/:

     *    The average ad network inventory is: $0.60 to $1.10 CPM;
     *    The publisher sold display advertising is: $10 to $20 CPM; and
     *    Video advertising is: $40 to $50 CPM

We may never achieve the revenues we are projecting because the basis upon which we are making our revenue projections is subjective, and our reliance on third-party data which is more than two years old may be unreliable because the veracity of the third-party data cannot be verified.

While we will be focusing on video advertising, we may have display advertising and network inventory.

If we sell 75% of the shares being offered in the Form S-1, we believe we will have sufficient funding to complete the development of our products and services. Mazen Kouta and Zeeshan Sajid, officers and directors of our Company, will either conduct all the marketing, sale and customer support activities or provide the company, and will seek a loan of up to $10,000 to hire a sales and marketing assistant and conduct some advertising. We expect that our revenue will decrease between 25-30% from the above projections because of our inability to spend as much as we would like on advertising and having less resources for marketing and sale.

If we sell 50% of the shares being offered in the Form S-1, we believe will have sufficient funding to develop a Beta version of our software product. We cannot be assured however if the software product will be in a sufficient state of development to be able to be brought to commercialization. At that point, we will evaluate the state of product and services development. If product is ready or very close to commercialization, the directors will loan the company up to $10,000 to finalize the product and market the product. We expect Mazen Kouta and Zeeshan Sajid to conduct all the marketing, sale and customer support activities. Even with a loan from our Directors, we expect that our revenue figures will suffer because of our inability to advertise for the company's services and our reliance solely on social marketing, such as Facebook,Twitter and YouTube and word of mouth. Additionally, if we encounter additional development costs, we may not be able to deploy, market and sell our products. This may result of no revenue and the failure of our business. In the most optimistic scenario, we expect revenue to be less than 40% of the revenue projected above.

If we sell 25% of the shares being offered in the Form S-1, we will not have sufficient funds to develop our products and services and don not expect to have any revenues. We will have sufficient funds only to maintain the Company operations on a minimal basis while we seek further funding. If we sell less than 25% of the shares offered, the directors will loan the company up to $10,000 to maintain the Company operations.

Year 1 will be spent on developing our products and services and we expect zero revenue during that period.

In Year 2, we anticipate revenues of $153,750. We anticipate that we will start generating revenue in month 13 after we have completed the share sale outline. We expect that revenue will continue to increase and exceed expenses by month
19. We anticipate that we will sustain $15,105 in losses between months 13-24.

In Year 3, we anticipate revenues of $460,000 and a profit of $105,884 between months 25-36, and only at this point will our revenues exceed our costs.

We make the  following  assumptions  in our  projections  above for Year 2:

     * We anticipate we will earn $20 CPM ($0.02 every time a customer views an advertising) on the basis of estimating 2 million impressions, which represents approximately 167,000 impression per month.
     * We anticipate we will earn $0.3 every time a customer clicks on advertising, on the basis of estimating 200,000 clicks or approximately 16,700 clicks per month.
     * When a customer fills in a form or takes a survey or clicks through and purchases a product, we will earn revenue. We are estimating a $1 per action and assuming that we will have 50,000 completions per year or approximately 4,200 completions per month.
     * We anticipate that many calls outside North America will incur cost to the customer. We are estimating 750,000 minutes, which is approximately 2000 customers making 300 chargeable minutes per month. Since we are planning to provide this service as cheaply as possible to customers, we are only assuming $0.005 (half a cent) per minute profit.

While going to make a phone call, a customer is likely to see multiple advertisements which will include a combination of banners and videos on the web site, the advertiser's portal and our software phone. As well, people investigating our service, but not necessarily register, will earn us revenue because they will be viewing advertising.

We can offer no assurance that we will be successful in developing and offering our products and services. Any number of factors may impact our ability to develop our products and services, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our products, if they are developed; and our ability to gain market share. Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our products and services. Since there is no minimum amount of shares that must be sold by the Company, we may receive no proceeds or very minimal proceeds from the offering and potential investors may end up holding shares in a company that:

     *    Has  not  received   enough   proceeds  from  the  offering  to  begin
          operations; and
     *    Has no market for its shares.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

Our plan of operation for the twelve months following the date of filing of this Form 10-K will be focused on the development of our website, the development of a software phone and the establishment of our brand name. We do not expect to earn any sales revenue during this time.

Since we are a development stage company, any estimates by management are negligible at this time as actual project costs would likely exceed any such estimates. To date, we have not commenced with any activities or operations of any phase of our development program.

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of
First American Group, Inc
(A Development Stage Company)
Fountain Valley, California

We have audited the accompanying balance sheets of First American Group, Inc ("First American Group" or the "Company"), a development stage company, as of September 30, 2011 and 2010 and the related statements of expenses, changes in shareholders' equity, and cash flows for the years then ended and the period from March 11, 2010 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from March 11, 2010 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that First American Group will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered continued losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MaloneBailey, LLP
------------------------------
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

January 11, 2012

                           FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       September 30,      September 30,
                                                                           2011               2010
                                                                         --------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                              $ 30,300           $  8,224
  Prepaid expenses                                                          1,000              5,000
                                                                         --------           --------

Total assets                                                             $ 31,300           $ 13,224
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                  $  6,322           $  1,500
  Due to director                                                             325                325
                                                                         --------           --------

Total current liabilities                                                   4,647              1,825
                                                                         --------           --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized
   2,361,450 and 2,000,000 issued and outstanding, respectively             2,361              2,000
  Additional paid-in capital                                               49,475             14,000
  Deficit accumulated during the development stage                        (27,183)            (4,601)
                                                                         --------           --------

Total stockholders' equity                                                 24,653             11,399
                                                                         --------           --------

Total liabilities and stockholders' equity                               $ 31,300           $ 13,224
                                                                         ========           ========

                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES

                                                                     Period               Period
                                                                 From Inception       From Inception
                                                                (March 11, 2010)     (March 11, 2010)
                                               Year-end                To                   To
                                             September 30,        September 30,        September 30,
                                                 2011                 2010                 2011
                                              ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                           $   17,143           $    3,675           $   20,818
  General & administrative                         5,439                  926                6,365
                                              ----------           ----------           ----------

Total Operating Expense                           22,582                4,601               27,183
                                              ----------           ----------           ----------

NET LOSS                                      $  (22,582)          $   (4,601)          $  (27,183)
                                              ==========           ==========           ==========

Basic and Diluted Net Loss Per Share          $    (0.01)          $     0.00
                                              ==========           ==========

Basic and Diluted Weighted Average
 Number of Shares Outstanding                  2,361,450            2,000,000
                                              ==========           ==========


                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 11, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

                                                                             Deficit
                                                                           Accumulated
                                                            Additional        in the          Total
                                        Common Stock          Paid In      Development     Stockholders'
                                    Shares         $          Capital         Stage          Equity
                                    ------       ------       -------         -----          ------
Inception, March 11, 2010                --    $      --     $      --      $      --      $      --

Initial Capitalization -
  Sale of common stock            2,000,000        2,000        14,000             --         16,000

Net loss for the period                  --           --            --         (4,601)        (4,601)
                                  ---------    ---------     ---------      ---------      ---------

Balance, September 30, 2010       2,000,000        2,000        14,000         (4,601)        11,399

Sale of common stock                361,450          361        35,475             --         35,836

Net loss for the period                  --           --            --        (22,582)       (22,582)
                                  ---------    ---------     ---------      ---------      ---------

Balance, September 30, 2011       2,361,450    $   2,361     $  49,475      $ (27,183)     $  24,653
                                  =========    =========     =========      =========      =========


                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                           Period             Period
                                                                       From Inception     From Inception
                                                                      (March 11, 2010)   (March 11, 2010)
                                                       Year-end              To                 To
                                                     September 30,      September 30,      September 30,
                                                         2011               2010               2011
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(22,582)          $ (4,601)          $(27,183)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Prepaid expenses                                      4,000             (5,000)            (1,000)
    Accounts payable and accrued liabilities              4,822              1,500              6,322
                                                       --------           --------           --------

Net cash used in operating activities                   (13,760)            (8,101)           (21,861)
                                                       --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITY
  Sale of common stock                                   35,836             16,000             16,000

  Due to director                                            --                325                325
                                                       --------           --------           --------

Net cash provided by financing activity                  35,836             16,325             52,161
                                                       --------           --------           --------

Net increase in cash and  cash equivalents               22,076              8,224             30,300

Cash - opening                                            8,224                 --                 --
                                                       --------           --------           --------

Cash - closing                                         $ 30,300           $  8,224           $ 30,300
                                                       ========           ========           ========


                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011

NOTE 1 - NATURE OF OPERATIONS

First American Group Inc. ("the Company") was incorporated in Nevada on March 11, 2010 under the name Radikal Phones Inc. We changed our name to First American Group Inc. on October 7, 2010. The Company plans to engage in the development, sales and marketing of voice-over-Internet-protocol ("VOIP") telephone services to enable end-users to place free phones calls over the internet in return for viewing and listening to advertising. We also plan to license or sell our proprietary software to companies looking for similar business opportunities. The company has limited operations and is considered to be in the development stage.

The company has limited operations and is considered to be in the development stage.

NOTE 2 - GOING CONCERN

As of September 30, 2011, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 11, 2010 (date of inception) through September 30, 2011 the Company has had a net loss of $27,183 consisting of incorporation fees and professional fees for the Company to continue its SEC reporting requirements.

As of September 30, 2011, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission's Regulation S-X. They reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to September 30, 2011.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less.

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

LOSS PER SHARE

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year/period. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding.

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2011.

RELATED PARTIES

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financials position, or cash flow.

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011

NOTE 4 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the fiscal year ended September 30, 2011, the company raised $35,836 through the issuance of 361,450 common shares ded $0.10/share.

On March 11, 2010, the Company issued 2,000,000 shares for $16,000 cash.

NOTE 5 - RELATED PARTY

As of September 30, 2011, the Director of the Company advanced $325 to pay expenses on behalf of Company. Advances bear no interest, are unsecured, and due on demand.

NOTE 6 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $27,183 from inception through September 30, 2011 which expires in 2031. The Company has adopted ASC 740, "Accounting for Income Taxes", as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of Company's deferred tax assets liabilities after applying enac corporate income tax rates, are as follows as of:

                                              September 30,    September 30,
                                                  2011             2010
                                                    $               $
                                                 ------           ------
       Deferred income tax asset

       Net operating loss carry forward           9,242            1,564

       Valuation allowance                       (9,242)          (1,564)
                                                 ------           ------

       Net deferred income tax asset                 --               --
                                                 ======           ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Treasurer
(Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective due to lack of segregation of duties and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer's and director's and their respective age's as of September 30, 2011 are as follows:

Name                       Age                  Positions and Offices
----                       ---                  ---------------------
Mr. Mazen Kouta            29            President, Treasurer and Director

Mr. Zeeshan Zajid          28            Secretary & Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MAZEN KOUTA

Mazen Kouta has served as President, Treasurer and Director since April 27, 2010. Since November 2008, Mr. Kouta has been working as a business development consultant for Azzam Business Group where he was instrumental in the restructuring of the company's technology product group. At the same time, he has been operating a small chain of internet cafe in Lebanon. Between November 2005 and October 2009, he worked for Cyber Storm System Software (based in Sharjah, United Arab Emirates) where he managed the company's IT infrastructure. Between January 2003 and October 2005, Mr. Kouta worked for Azzam Business Group as a sales executive. Mr. Kouta graduated from the Industrial Technical Institute, Beirut, Lebanon, with a Diploma Superior in Airplane Maintenance in August 2004. These experiences, qualifications and attributes have led to our conclusion that Mr. Kouta should be serving as a member of our Board of Directors in light of our business and structure.

ZEESHAN SAJID

Zeeshan Sajid has served as our Secretary and Director since April 27, 2010. In July 2008, Mr. Sajid founded Xeeonix Technologies, a Pakistan-based software development company, specialized in providing custom web development and VoIP solutions. Between September 2006 and June 2008, Mr. Sajid was employed by Media Routes. He worked on the development of highly scalable, high performance, carrier grade software products for next generation IP networks. Between July 2005 and August 2006, he worked as a software developer for Altair Technologies in Islamabad, Pakistan. In his job, he worked on the development of a product to analyze Internet traffic. In 2006, he published a research paper in an International Conference on Graphics Multimedia and Imaging and won the all-Pakistan software development competition known as SIVCOM 2006. In June 2005, Mr. Sajid completed his Bachelor of Computer Science from the National University of Computer & Emerging Sciences, NUCES (formerly FAST) in Islamabad, Pakistan. These experiences, qualifications and attributes have led to our conclusion that Mr. Sajid should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We have no employees. Other than our two officers and directors, we currently have no independent contractors or consultants.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2011, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the "Named Executive Officers") in the fiscal years ended September 30, 2011 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Mazen           2011      0          0          0           0            0                0               0             0
Kouta (1)       2010      0          0          0           0            0                0               0             0

Zeeshan         2011      0          0          0           0            0                0               0             0
Zajid (2)       2010      0          0          0           0            0                0               0             0

----------
(1)  President, Treasurer and Director.
(2)  Secretary and Director.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company did not have any employment agreements with any of its officers or directors during the year ended September 30, 2011.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended September 30, 2011:

                   Fees                               Non-Equity      Nonqualified
                  Earned                              Incentive         Deferred
                  Paid in      Stock       Option        Plan         Compensation     All Other
 Name             Cash($)     Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------        ----------   ---------   ---------  ---------------   -----------   ---------------  ---------
Mazen Kouta          0           0           0             0                0              0              0

Zeeshan Zajid        0           0           0             0                0              0              0

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 30, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,361,450 shares of our common stock issued and outstanding as of September 30, 2011. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

                                                  Number of
                     Name and Address            Shares Owned       Percent of
Title of Class     of Beneficial Owner (1)       Beneficially       Class Owned
--------------     -----------------------       ------------       -----------
Common Stock:     Mazen Kouta, President,          1,125,000          47.6%
                  President, Chief
                  Executive Officer, Treasurer
                  and Director

Common Stock:     Zeeshan Zajid,                     875,000          37%
                  Secretary and Director

Common Stock:     All executive officers and       2,000,000          84.6%
                  directors as a group

----------
(1) Unless otherwise noted, the address of each person or entity listed is, c/o First American Group Inc., 11037 Warner Ave, Suite 132, Fountain Valley, California 92708.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended September 30, 2011 and 2010, the total fees charged to the company for audit services, including quarterly reviews were $7,400 (including a payment of $4,000 after September 30, 2011 for the audit services included in this Annual report on Form 10-K) and $4,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number                             Description
------                             -----------
3.1.1         Articles of Incorporation*
3.1.2         Certificate of Amendment*
3.2           Bylaws*
31.1          Certification of Principal  Executive  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Principal  Financial  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial   Officer   and   pursuant   to   Section   906  of  the
              Sarbanes-Oxley Act of 2002.
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*    Incorporated  by  reference  to  the   Registrant's   Form  S-1  (File  No.
     333-171091), filed with the Commission on December 10, 2010.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST AMERICAN GROUP INC.
                                        (Name of Registrant)


Date: January 11, 2012                  By: /s/   Mazen Kouta
                                            ------------------------------------
                                        Name:  Mazen Kouta
                                        Title: President, Treasurer, Principal
                                               Executive Officer, Principal
                                               Accounting Officer, and Principal
                                               Financial Officer.

                                  EXHIBIT INDEX

Number                             Description
------                             -----------
3.1.1         Articles of Incorporation*
3.1.2         Certificate of Amendment*
3.2           Bylaws*
31.1          Certification of Principal  Executive  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Principal  Financial  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial   Officer   and   pursuant   to   Section   906  of  the
              Sarbanes-Oxley Act of 2002.
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*    Incorporated  by  reference  to  the   Registrant's   Form  S-1  (File  No.
     333-171091), filed with the Commission on December 10, 2010.