Form 10-Q
period 2011-12-31
FIRST AMERICAN GROUP INC.
filed 2012-02-08
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

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

As of February 8, 2012, there were 2,401,700 shares of common stock, $0.001 par value per share, outstanding.

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2011

                                      INDEX

Index                                                                       Page
-----                                                                       ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.                                             4

              Balance Sheets as of December 31, 2011 (unaudited)
              and September 30, 2011 (unaudited).                              4

              Statements of Expenses for the three months ended  December
              31, 2011, the three months ended December 31, 2010, and the period from March 11, 2010 (Inception) to December 31, 2011
              (unaudited).                                                     5

              Statements of Cash Flows for the three months ended December 31, 2011, the three months ended December 31,
              2010,  and the  period  from  March  11,  2010  (Inception)
              through December 31, 2011 (unaudited).                           6

              Notes to Financial Statements (unaudited).                       7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                       8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.     11

     Item 4.  Controls and Procedures.                                        11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                              11

     Item 1A. Risk Factors.                                                   11

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.    11

     Item 3.  Defaults Upon Senior Securities.                                11

     Item 4.  (Removed and Reserved).                                         11

     Item 5.  Other Information.                                              12

     Item 6.  Exhibits.                                                       12

SIGNATURES                                                                    12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                      December 31,       September 30,
                                                                          2011               2011
                                                                        --------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                             $ 29,029           $ 30,300
  Prepaid expenses                                                         1,000              1,000
                                                                        --------           --------

Total assets                                                            $ 30,029           $ 31,300
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                 $  5,990           $  6,322
  Due to director                                                            325                325
                                                                        --------           --------

Total current liabilities                                                  6,315              6,647
                                                                        --------           --------
Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000 shares authorized
   2,401,700 and 2,361,450 issued and outstanding respectively             2,401              2,361
  Additional paid-in capital                                              53,460             49,475
  Deficit accumulated during the development stage                       (32,147)           (27,183)
                                                                        --------           --------

Total stockholders' equity                                                23,714             24,653
                                                                        --------           --------

Total liabilities and stockholders' equity                              $ 30,029           $ 31,300
                                                                        ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                                   (unaudited)

                                                                                       Period From
                                                                                        Inception
                                              Three Months         Three Months      (March 11, 2010)
                                                 Ended                Ended                 To
                                              December 31,         December 31,         December 31,
                                                 2011                 2010                 2011
                                              ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                           $    4,358           $    2,000           $   25,176
  General & administrative                           606                  379                6,971
                                              ----------           ----------           ----------

Total Operating Expense                            4,964                2,379               32,147
                                              ----------           ----------           ----------

NET LOSS                                      $   (4,964)          $   (2,379)          $  (32,147)
                                              ==========           ==========           ==========

Basic and Diluted Net Loss Per Share          $    (0.00)          $     0.00
                                              ==========           ==========
Basic and Diluted Weighted Average
 Number of Shares Outstanding                  2,381,282            2,000,000
                                              ==========           ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Period From
                                                                                               Inception
                                                         Three Months       Three Months    (March 11, 2010)
                                                            Ended              Ended               To
                                                         December 31,       December 31,       December 31,
                                                            2011               2010               2011
                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $ (4,964)          $ (2,379)          $(32,147)
  Adjustments to reconcile net loss to net
   cash used in operating activities

  Changes in operating assets and liabilities
    Prepaid expenses                                            --                 --             (1,000)
    Accounts payable and accrued liabilities                  (332)             2,000              5,990
                                                          --------           --------           --------

Net cash used in operating activities                       (5,296)              (379)           (27,132)
                                                          --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITY
  Sale of common stock                                       4,025                 --             55,861
  Due to director                                               --                 --                325
                                                          --------           --------           --------

Net cash provided by financing activity                      4,025                 --             56,186
                                                          --------           --------           --------

Net increase (decrease) in cash and cash equivalents        (1,271)              (379)            29,029

Cash at the beginning of the period                         30,300              8,224                 --
                                                          --------           --------           --------

Cash at the end of period                                 $ 29,029           $  7,845           $ 29,029
                                                          ========           ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2011


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to December 31, 2011. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

For the three months ended December 31, 2011, the Company had a net loss of $4,964 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three months ended December 31, 2011, the company raised $4,025 through the issuance of 40,250 common shares at $0.10 per share.

NOTE 4 - RELATED PARTY

As of December 31, 2011the Director of the Company advanced $325 to pay expenses on behalf of the Company. The advances bear no interest, are unsecured, and are due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of First American Group Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the September 3, 2011 audited financial statements and related notes included in the Company's Annual Report on Form 10-K (File No. 333-171091; the "September 30, 2011 Form 10-K"), as filed with the SEC on January 13, 2012. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

First American Group Inc. (the "Company") was incorporated in the State of Nevada on March 11, 2010 and established a fiscal year end of September 30. It is a development stage Company.

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

GOING CONCERN

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our in the Company's Registration Statement on Form S-1, as amended (File No. 333-171091)(the "Form S-1"), as filed with the SEC on March 8, 2011 and declared effective by the SEC on March 25, 2011, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to December 31, 2011, we have (i) raised a total of $16,000 from private offerings of our common stock to our two officers and directors, and
(ii) offered and sold 2,401,700 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $55,861. Of the 2,401,700 shares of common stock offered and sold under our Form S-1, 40,250 shares were offered and sold during the three months ended December 31, 2011, for aggregate proceeds of $4,025.

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

PLAN OF OPERATION

During the three months ended December 31, 2011, we company offered and sold 40,250 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $4,025. Our business activities during the 12 to 18 months following the date of this prospectus will be focused on offering and selling the remaining shares in our Form S-1, raising additional funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 10 to 16 months following the date of this Form 10-Q.

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

                                     YEAR 1           YEAR 2           YEAR 3
                                  ------------     ------------     ------------
# of Impressions                             0        2,000,000        6,000,000
Average Revenue per impression    $         --     $       0.02     $       0.02
# of Click                                   0          200,000          600,000
Average Revenue per Click         $         --     $       0.30     $       0.30
# of Actions                                 0           50,000          150,000
Average Revenue per action        $         --     $       1.00     $       1.00
# of chargeable minutes           $         --          750,000        2,000,000
Average per minute profit         $         --     $      0.005     $      0.005
Impression Revenue                $         --     $  40,000.00     $ 120,000.00
Per click Revenue                 $         --     $  60,000.00     $ 180,000.00
Per Action Revenue                $         --     $  50,000.00     $ 150,000.00
Long Distance net Revenue         $         --     $   3,750.00     $  10,000.00
                                  ------------     ------------     ------------
REVENUE SUBTOTAL                  $         --     $ 153,750.00     $ 460,000.00
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

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

We recorded no revenues for the three ended December 31, 2011 and 2010. From the period of March 11, 2010 (inception) to December 31, 2011, we recorded no revenues.

General and administrative expenses were $606 and professional fees were $4,358 for the three months ending December 31, 2011. For the three months ending
December 31, 2010, General and administrative expenses were $379 and professional fees were $2,000. Operating expenses, consisting solely of general and administrative expenses in for the three months ended December 31, 2011 consist primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to December 31, 2011, we incurred operating expenses of $32,147.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had a cash balance of $29,029. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 6 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.
Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2011.

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

ITEM 1A. RISK FACTORS.

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

                               FIRST AMERICAN GROUP INC.
                                 (Name of Registrant)


Date: February 8, 2012         By: /s/ Mazen Kouta
                                  ----------------------------------------------
                               Name:  Mazen Kouta
                               Title: President, Treasurer, Principal Accounting
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