Form 10-Q
period 2012-03-31
FIRST AMERICAN GROUP INC.
filed 2012-05-14
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012

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

As of May 10, 2012, there were 2,511,264 shares of common stock, $0.001 par value per share, outstanding.

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2012

                                      INDEX

Index                                                                       Page
-----                                                                       ----

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements                                             4

              Balance Sheets as of March 31, 2012 (unaudited) and
              September 30, 2011                                               4

              Statements of Expenses for the three and six months ended
              March 31, 2012 and 2011, and the period from March 11, 2010
              (Inception) to March 31, 2012 (unaudited).                       5

              Statements of Cash Flows for the three and six months ended
              March 31, 2012 and 2011, and the period from March 11, 2010
              (Inception) through March 31, 2012 (unaudited).                  6

              Notes to Financial Statements (unaudited).                       7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                       8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.     11

     Item 4.  Controls and Procedures.                                        11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                              11

     Item 1A. Risk Factors                                                    11

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.    11

     Item 3.  Defaults Upon Senior Securities.                                11

     Item 4.  Mine Safety Disclosures.                                        12

     Item 5.  Other Information.                                              12

     Item 6.  Exhibits.                                                       12

SIGNATURES                                                                    12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                    March 31,        September 30,
                                                                      2012               2011
                                                                    --------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                         $ 39,689           $ 30,300
  Prepaid expenses                                                     1,000              1,000
                                                                    --------           --------

Total assets                                                        $ 40,689           $ 31,300
                                                                    ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $ 13,282           $  6,322
  Due to director                                                        325                325
                                                                    --------           --------

Total current liabilities                                             13,607              6,647
                                                                    --------           --------
Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000 shares authorized
   2,511,264 and 2,361,450 issued and outstanding                      2,511              2,361
  Additional paid-in capital                                          64,307             49,475
  Deficit accumulated during the development stage                   (39,736)           (27,183)
                                                                    --------           --------

Total stockholders' equity                                            27,082             24,653
                                                                    --------           --------

Total liabilities and stockholders' equity                          $ 40,689           $ 31,300
                                                                    ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                                   (unaudited)

                                                                                                           Period
                                                                                                       From Inception
                                        Three Months     Three Months    Six Months      Six Months    (March 11, 2010)
                                           Ended            Ended          Ended           Ended             To
                                          March 31,        March 31,      March 31,       March 31,       March 31,
                                            2012             2011           2012            2011            2012
                                         -----------      ----------     ----------      ----------      ----------
OPERATING EXPENSES
  Professional fees                      $    4,838       $   11,200     $    9,195      $   13,200      $   30,013
  General & administrative                    2,751            1,650          3,358           2,029           9,723
                                         ----------       ----------     ----------      ----------      ----------

Total Operating Expense                       7,589           12,850         12,553          15,229          39,736
                                         ----------       ----------     ----------      ----------      ----------

NET LOSS                                 $   (7,589)      $  (12,850)    $  (12,553)     $  (15,229)     $  (39,736)
                                         ==========       ==========     ==========      ==========      ==========

Basic And Diluted Net Loss Per Share     $    (0.00)      $    (0.01)    $    (0.01)     $    (0.01)
                                         ==========       ==========     ==========      ==========
Basic And Diluted Weighted Average
 Number of Shares Outstanding             2,445,188        2,000,000      2,413,060       2,000,000
                                         ==========       ==========     ==========      ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Period
                                                                                         From Inception
                                                      Six Months         Six Months     (March 11, 2010)
                                                        Ended              Ended               To
                                                       March 31,          March 31,         March 31,
                                                         2012               2011              2012
                                                       --------           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(12,553)          $(15,229)         $(39,736)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Prepaid expenses                                         --              5,000            (1,000)
    Accounts payable and accrued liabilities              6,960              7,030            13,282
                                                       --------           --------          --------

Net cash used in operating activities                    (5,593)            (3,199)          (27,454)
                                                       --------           --------          --------
CASH FLOWS FROM FINANCING ACTIVITY
  Sale of common stock                                   14,982                 --            66,818
  Due to director                                            --                 --               325
                                                       --------           --------          --------

Net cash provided by financing activity                  14,982                 --            67,143
                                                       --------           --------          --------

Net increase (decrease) in cash and cash equivalents      9,389             (3,199)           39,689

Cash - opening                                           30,300              8,224                --
                                                       --------           --------          --------

Cash - closing                                         $ 39,689           $  5,025          $ 39,689
                                                       ========           ========          ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2012


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to March 31, 2012. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

For the six months ended March 31, 2012, the Company had a net loss of $12,553 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the six months ended March 31, 2012, the company raised $14,982 through the issuance of 149,814 common shares at $0.10 per share.

NOTE 4 - RELATED PARTY

The Director of the Company advanced in prior year $325 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

NOTE 5 - SUBSEQUENT EVENTS

During April 2012, the Company sold 10,000 shares of common stock at $0.10 per share for total proceeds of $1,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of First American Group Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the September 30, 2011 audited financial statements and related notes included in the Company's Annual Report on Form 10-K (File No. 333-171091; the "September 30, 2011 Form 10-K"), as filed with the SEC on January 13, 2012. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to March 31, 2012, we have (i) raised a total of $16,000 from private offerings of our 2,000,000 common stock to our two officers and directors, and (ii) offered and sold 511,264shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $50,000. Of the 511,264 shares of common stock offered and sold under our Form S-1, 149,814 shares were offered and sold during the six months ended March 31, 2012, for aggregate proceeds of $14,982.

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

PLAN OF OPERATION

During the six months ended March 31, 2012, company offered and sold 149,814 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $14,982.

We have started the development of the content of our informational web site, interview web designers to commence the implementation. We expect that this is completed by June 30, 2012. We have also started evaluating the VoIP platforms we will use to implement our product and we expect that our evaluation is completed by July 15 and one or more platform will be selected.

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

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

We recorded no revenues for the three ended March 31, 2012 and 2011. From the period of March 11, 2010 (inception) to March 31, 2012, we recorded no revenues.

General and administrative expenses were $2,751 and professional fees were $4,838 for the three months ending March 31, 2012. For the three months ending March 31, 2011, General and administrative expenses were $1,650 and professional fees were $11,200. Operating expenses, consisting solely of general and administrative expenses in for the three months ended March 31, 2012, and consist primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to March 31, 2012, we incurred operating expenses of $39,736.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had a cash balance of $39,689. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 6 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2012 due to lack of segregation of duties.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

                               FIRST AMERICAN GROUP INC.
                                 (Name of Registrant)


Date: May 14, 2012             By: /s/ Mazen Kouta
                                  ----------------------------------------------
                               Name:  Mazen Kouta
                               Title: President, Treasurer, Principal Accounting
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