Form 10-Q
period 2012-06-30
FIRST AMERICAN GROUP INC.
filed 2012-08-08
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-171091

FIRST AMERICAN GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11037 Warner Ave, Suite 132
Fountain Valley, California 92708
(Address of principal executive offices, zip code)

(714) 500-8919
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2012, there were 2,521,264 shares of common stock, $0.001 par value per share, outstanding.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	4

	Statements of Expenses for the three and nine months ended June 30, 2012 and 2011, and the period from March 11, 2010 (Inception) to June 30, 2012 (unaudited).	5

	Statements of Cash Flows for the three and nine months ended June 30, 2012 and 2011, and the period from March 11, 2010 (Inception) through June 30, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

Part II. Other Information

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	(Removed and Reserved).	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of First American Group Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to develop our planned software products, the possibility that despite developing our software that we, nonetheless, do nor garner any customer,  the Company’s need for and ability to obtain additional financing, the exercise of the approximately 100% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  FINANCIAL STATEMENTS.

FIRST AMERICAN GROUP INC.
 (A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30, 2012	September 30, 2011

ASSETS

Current assets :
Cash and cash equivalents	$28,223	$30,300
Prepaid expenses	1,650	1,000

Total assets	$29,873	$31,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities :
Accounts payable and accrued expenses	$9,526	$6,322
Due to director	325	325

Total current liabilities	9,851	6,647

Stockholders’ equity :
Common stock, $0.001 par value; 50,000,000 shares authorized 2,521,264 issued and outstanding	2,521	2,361
Additional paid-in capital	65,297	49,475
Deficit accumulated during the development stage	(47,796)	(27,183)

Total stockholders’ equity	20,022	24,653

Total liabilities and stockholders' equity	$29,873	$31,300

The accompanying notes are an integral part of these unaudited financial statements

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Period From Inception (March 11, 2010) To June 30, 2012

OPERATING EXPENSES
Professional fees	$6,218	$900	$15,413	$14,100	$36,231
General & administrative	1,842	246	5,200	2,275	11,565

Total Operating Expense	8,060	1,146	20,613	16,375	47,796

NET LOSS	$(8,060)	$(1,146)	$(20,613)	$(16,375)	$(47,796)

Basic And Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic And Diluted Weighted Average Number Of Shares Outstanding	2,519,307	2,096,579	2,448,376	2,032,193

The accompanying notes are an integral part of these unaudited financial statements

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Period From Inception (March 11, 2010) To June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,613)	$(16,375)	$(47,796)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	$(650)	5,000	(1,650)
Accounts payable and accrued liabilities	3,204	900	9,526

Net cash used in operating activities	(18,059)	(10,475)	(39,920)

CASH FLOWS FROM FINANCING ACTIVITY
Sale of common stock	15,982	21,885	67,818
Due to director	-	-	325

Net cash provided by financing activity	15,982	21,885	68,143

Net increase (decrease) in cash and cash equivalents	(2,077)	11,410	28,223
Cash – opening	30,300	8,224	-

Cash – closing	$28,223	$19,634	$28,223

The accompanying notes are an integral part of these unaudited financial statements

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2012

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to June 30, 2012.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 – Going Concern

For the nine months ended June 30, 2012, the Company had a net loss of $20,613 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Stockholders’ Equity

During the nine months ended June 30, 2012, the company raised $15,982 through the issuance of 159,814 common shares at $0.10 per share.

Note 4 – Related Party

The Director of the Company advances $325 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of First American Group Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the September  30, 2011 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 333-171091; the “September 30, 2011 Form 10-K”), as filed with the SEC on January 13, 2012. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

First American Group Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2010 and established a fiscal year end of September 30. It is a development stage Company.

We are a development stage company which is engaged in the development, sales and marketing of voice-over-Internet-protocol (“VoIP”) telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Our product is planned to consist of: (i) one or more telephony servers, (ii) a software phone which allow customers to place calls, view and/or listen to advertising, and (iii) a server to store customer information and to keep customer records, call, credits and payment history, and which server will also contains our web site, support center and customer account portal. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, and second, from paid calls by our customers. We anticipate that our operations will begin to generate revenue approximately 15 to 21 months following the date of this Quarterly Report on Form 10-Q. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully sell any products or services related to our planned activities.

GOING CONCERN

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our in the Company's Registration Statement on Form S-1, as amended (File No. 333-171091)(the “Form S-1”), as filed with the SEC on March 8, 2011 and declared effective by the SEC on March 25, 2011, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to June 30, 2012, we have (i) raised a total of $16,000 from private offerings of our 2,000,000 common stock to our two officers and directors, and (ii) offered and sold 521,264 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $50,000.  Of the 521,264 shares of common stock offered and sold under our Form S-1, 159,814 shares were offered and sold during the nine months ended June 30, 2012, for aggregate proceeds of $15,982.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

BASIS OF PRESENTATION

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

PLAN OF OPERATION

During the nine months ended June 30, 2012, company offered and sold 159,814 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of $15,982.

We have started the development of the content of our informational web site, interview web designers to commence the implementation. We estimated earlier that this task be completed by June 30, 2012. However, this has been delayed till the end of October or November 2012 since we decided to include more substantial content and ability for customers to sign for a basic version of the product. We have also completed the evaluation of the VoIP platforms we will use to implement our product. We have decided to use the open source VoIP software called Asterisk (www.asterisk.org) and the open source billing software called a2billing (www.asterisk2billing.org/). We have installed and integrated both software and are currently customizing them to meet our needs. This is currently being done by our Directors Zeeshan Sajid and Mazen Kouta but we expect that we will need to hire a programmer by the end of August.

Our business activities during the next 9 to 15 months will be to finish the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during the next 9 months. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 10 to 16 months following the date of this Form 10-Q.

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

Our revenue estimates are based on current expectations, estimates and projections about our business based primarily on assumptions made by management. In making our revenue projections, we have assumed that we will be able to generate revenues from advertising based on our subjective view that our telephony services and products will be fully developed and that there will be a certain level of customer acceptance and demand for our telephony services and products. Therefore, actual revenue outcomes and results may differ materially from what is expressed or forecasted in our revenue estimates due primarily to factors that advertisers generally look to in deciding whether to advertise on a website. Some of these factors are: (i) monthly traffic and its repeat rate,

(ii) the number of unique visitors, (iii) targeted marketing opportunities and demographics, (iv) how professionally designed the website is, and (v) how established the website is. We currently do not satisfy any of the aforementioned factors as they relate to our business, and the revenues we actually generate will depend primarily on our success in developing our business plan, and more specifically, our ability to attract potential advertisers based on potential advertisers’ views about the quality of our business based on these factors.

	YEAR 1	YEAR 2	YEAR 3

# of Impressions	0	2,000,000	6,000,000
Average Revenue per impression	$--	$0.02	$0.02
# of Click	0	200,000	600,000
Average Revenue per Click	$--	$0.30	$0.30
# of Actions	0	50,000	150,000
Average Revenue per action	$--	$1.00	$1.00
# of chargeable minutes	$--	750,000	2,000,000
Average per minute profit	$--	$0.005	$0.005
Impression Revenue	$--	$40,000.00	$120,000.00
Per click Revenue	$--	$60,000.00	$180,000.00
Per Action Revenue	$--	$50,000.00	$150,000.00
Long Distance net Revenue	$--	$3,750.00	$10,000.00
REVENUE SUBTOTAL	$--	$153,750.00	$460,000.00

The revenue projections above contain a number of assumptions. Year 1 (starting April 1, 2012) will be spent on developing our products and services, and we project zero revenue during that period. In year 2, we project that we will start generating revenue in the first month of year 2, assuming we have completed the offering of shares in this prospectus. We expect that revenue will continue to increase and exceed expenses by month 7 of year 2. We project that we will sustain $15,105 in losses between the first month of year 2 and the last month of year 2.

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

We recorded no revenues for the three months ended June 30, 2012 and 2011. From the period of March 11, 2010 (inception) to June 30, 2012, we recorded no revenues.

General and administrative expenses were $1,842 and professional fees were $6,218 for the three months ending June 30, 2012.  For the three months ending June 30, 2011, General and administrative expenses were $246 and professional fees were $900.  Operating expenses, consisting solely of general and administrative expenses in for the three months ended June 30, 2012, and consist primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to June 30, 2012, we incurred operating expenses of $47,796.

NINE- MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

We recorded no revenues for the nine months ended June 30, 2012 and 2011. From the period of March 11, 2010 (inception) to June 30, 2012, we recorded no revenues.

General and administrative expenses were $5,200 and professional fees were $15,413for the nine months ending June 30, 2012.  For the nine months ending June 30, 2011, General and administrative expenses were $2,275 and professional fees were $14,100.  Operating expenses, consisting solely of general and administrative expenses in for the nine months ended June 30, 2012, and consist primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to June 30, 2012, we incurred operating expenses of $47,796.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had a cash balance of $28,223. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 6 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012 due to lack of segregation of duties.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: August 8, 2012	By:	/s/ Mazen Kouta
Name: Mazen Kouta
Title: President, Treasurer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.