Form 10-K
period 2012-09-30
FIRST AMERICAN GROUP INC.
filed 2012-12-27
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At March 31, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $49,475. At September 30, 2012, the end of the Registrant's most recently completed fiscal year, and as of December 27, 2012, there were 2,521,264 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                            FIRST AMERICAN GROUP INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.  Business                                                           4
Item 1A. Risk Factors                                                      11
Item 1B. Unresolved Staff Comments                                         11
Item 2.  Properties                                                        11
Item 3.  Legal Proceedings                                                 11
Item 4.  Mine Safety Disclosures                                           11

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 11
Item 6.  Selected Financial Data                                           12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        16
Item 8.  Financial Statements and Supplementary Data                       17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          24
Item 9A. Controls and Procedures                                           24
Item 9B. Other Information                                                 25

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance            25
Item 11. Executive Compensation                                            27
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   28
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                      29
Item 14. Principal Accounting Fees and Services                            29

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                        29
         Signatures                                                        30

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

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have never been subject to bankruptcy, receivership or any similar proceeding.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since September 26, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol "FAMG". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     BID PRICE PER SHARE
                                                     -------------------
                                                     HIGH            LOW
                                                     ----            ---
Three Months Ended September 30, 2012               $0.00           $0.00

HOLDERS

As of the date of this report, there were approximately 26 holders of record of our common stock.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is
(702) 818-5898.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2012.

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

Our auditor's report regarding our September 30, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

OVERVIEW

We were incorporated in the state of Nevada on March 11, 2010, under the name "Radikal Phones Inc." We changed our name to "First American Group Inc." on October 7, 2010. Our offices are currently located at 11037 Warner Ave., Suite 132, Fountain Valley, California 92708. Our telephone number is (714) 500-8919. Our website, which is currently being developed, is www.radikalphones.com.

During the fiscal year ended September 30, 2012, we sold shares of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-171091; the "Form S-1"), in a public offering of 628,000 shares of common stock, at an offering price of $0.10 per share, for aggregate offering proceeds of $62,800. During the fiscal year ended September 30, 2012, we offered and sold 159,814 shares of common stock from the Form S-1 for aggregate proceeds of $15,981. During the fiscal year ended September 30, 2011, we offered and sold 361,450 shares of common stock from the Form S-1 for aggregate proceeds of $35,836.

We are a development stage company that has not generated any revenue and has had limited operations to date. From March 11, 2010 (inception) to September 30, 2012, we have incurred accumulated net losses of $56,958. As of September 30, 2012, we had total assets of $23,117, and total liabilities of $12,258, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

To date, we have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We have also begun our planning for developing a website and searching for a contractor to develop that website. We will retain such a contractor only after we secure further funding. We intend to launch our "information only" web site during the second quarter of the 2012 calendar year.

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

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

We did not earn any revenues during the years ended September 30, 2012 and 2011.

We incurred operating expenses in the amount of $29,775 and $22,582 for the years ended September 30, 2012 and 2011, respectively. Operating expenses for the year ended September 30, 2012, were comprised of $13,413 in professional fees and $16,362 of general and administrative expenses. Operating expenses for the year ended September 30, 2011, were comprised primarily of $17,143 of professional fees and office and $5,439 of general expenses. Since inception we have incurred operating expenses of $56,958.

From inception (March 11, 2010) through the year ended September 30, 2012 we had no revenues and a net loss of $56,958.

The following table provides selected financial data about our company for the years ended September 30, 2012 and 2011.

     BALANCE SHEET DATA              September 30, 2012          June 30, 2012
     ------------------              ------------------          -------------
     Cash and Cash Equivalents            $ 21,738                 $ 30,300
     Total Assets                         $ 23,117                 $ 31,300
     Total Liabilities                    $ 12,258                 $  6,647
     Shareholders' Equity                 $ 10,859                 $ 31,300

GOING CONCERN

We are a development stage company and currently has no operations. Our independent auditor has issued an audit opinion for First American Group Inc., which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had a cash balance of $21,738. Management believes this amount will satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First American Group Inc
(A Development Stage Company)
Fountain Valley, California

We have audited the accompanying balance sheets of First American Group, Inc. (a development stage company) (the "Company") as of September 30, 2012 and 2011, and the related statements of expenses, stockholders' equity, and cash flows for the years then ended and the period from March 11, 2010 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011 and the related results of its operations and its cash flows for the years then ended and the period March 11, 2010(inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MaloneBailey, LLP
--------------------------------
www.malone-bailey.com
Houston, Texas

December 21, 2012

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       September 30,      September 30,
                                                                           2012               2011
                                                                         --------           --------
ASSETS

Current assets:
  Cash and cash equivalents                                              $ 21,738           $ 30,300
  Prepaid expenses                                                          1,379              1,000
                                                                         --------           --------

Total assets                                                             $ 23,117           $ 31,300
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                               $ 11,933           $  6,322
  Due to director                                                             325                325
                                                                         --------           --------

Total current liabilities                                                  12,258              6,647
                                                                         --------           --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized
   2,521,264 and 2,361,450 issued and outstanding, respectively             2,521              2,361
  Additional paid-in capital                                               65,296             49,475
  Deficit accumulated during the development stage                        (56,958)           (27,183)
                                                                         --------           --------

Total stockholders' equity                                                 10,859             24,653
                                                                         --------           --------

Total liabilities and stockholders' equity                               $ 23,117           $ 31,300
                                                                         ========           ========

                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES

                                                                                        Period From
                                                                                         Inception
                                              Year ended           Year ended       (March 11, 2010) To
                                             September 30,        September 30,        September 30,
                                                 2012                 2011                 2012
                                              ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                           $   13,413           $   17,143           $   34,231
  General & administrative                        16,362                5,439               22,727
                                              ----------           ----------           ----------

      Total Operating Expense                     29,775               22,582               56,958
                                              ----------           ----------           ----------

NET LOSS                                      $  (29,775)          $  (22,582)          $  (56,958)
                                              ==========           ==========           ==========

Basic And Diluted Net Loss Per Share          $    (0.01)          $    (0.01)
                                              ==========           ==========
Basic And Diluted Weighted Average
 Number of Shares Outstanding                  2,466,698            2,110,882
                                              ==========           ==========

                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 11, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

                                                                            Deficit
                                                                          Accumulated
                                                           Additional       in the           Total
                                      Common Stock          Paid In       Development     Stockholders'
                                   Shares       Amount      Capital         Stage           Equity
                                   ------       ------      -------         -----           ------
Inception, March 11, 2010               --     $    --     $     --       $      --        $     --

Initial Capitalization -
 Sale of common stock            2,000,000       2,000       14,000              --          16,000

Net loss                                --          --           --          (4,601)         (4,601)
                                 ---------     -------     --------       ---------        --------

Balance, September 30, 2010      2,000,000       2,000       14,000          (4,601)         11,399

Sale of common stock               361,450         361       35,475              --          35,836

Net loss                                --          --           --         (22,582)        (22,582)
                                 ---------     -------     --------       ---------        --------

Balance, September 30, 2011      2,361,450       2,361       49,475         (27,183)         24,653

Sale of common stock               159,814         160       15,821              --          15,981

Net loss                                --          --           --         (29,775)        (29,775)
                                 ---------     -------     --------       ---------        --------

Balance, September 30, 2012      2,521,264     $ 2,521     $ 65,296       $ (56,958)       $ 10,859
                                 =========     =======     ========       =========        ========

                 The accompanying notes are an integral part of
                      these audited financial statements.

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                             Period From
                                                                                              Inception
                                                       Year ended         Year ended     (March 11, 2010) To
                                                      September 30,      September 30,      September 30,
                                                          2012               2011               2012
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(29,775)          $(22,582)          $(56,958)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Prepaid expenses                                        (379)             4,000             (1,379)
    Accounts payable and accrued liabilities               5,611              4,822             11,933
                                                        --------           --------           --------

Net cash used in operating activities                    (24,543)           (13,760)           (46,404)
                                                        --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITY
  Sale of common stock                                    15,981             35,836             67,817
  Due to director                                             --                 --                325
                                                        --------           --------           --------

Net cash provided by financing activity                   15,981             35,836             68,142
                                                        --------           --------           --------

Net increase (decrease) in cash and cash equivalents      (8,562)            22,076             21,738

Cash - opening                                            30,300              8,224                 --
                                                        --------           --------           --------

Cash - closing                                          $ 21,738           $ 30,300           $ 21,738
                                                        ========           ========           ========

                 The accompanying notes are an integral part of
                       these audited financial statements

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012

Note 1 - Nature of Operations

First American Group Inc. ("the Company") was incorporated in the state of Nevada on March 11, 2010 under the name Radikal Phones Inc. We changed our name to First American Group Inc. on October 7, 2010. The Company plans to engage in the development, sales and marketing of voice-over-Internet-protocol ("VOIP") telephone services to enable end-users to place free phones calls over the internet in return for viewing and listening to advertising. We also plan to license or sell our proprietary software to companies looking for similar business opportunities. The company has limited operations and is conserved to be in the development stage.

The company has limited operations and is considered to be in the development stage under ASC 915-15.

As shown in the accompanying financial statements, we have incurred net losses since. In addition, we have an accumulated deficit of $56,958 as of September 30, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Note 2 - Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principle for financial information and in accordance with Securities and Exchange Commission's Regulation S-X. They reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to September 30, 2012.

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

                            FIRST AMERICAN GROUP INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012

Note 2 - Significant Accounting Policies (continued)

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012.

Note 3 - Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal year 2012, Surf a Movie incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $56,958 at September 30, 2012, and will expire in the year 2031.

As at September 30, 2012, deferred tax assets consisted of the following:

                  Deferred tax asset                 $ 19,366
                  Less: Valuation allowance           (19,366)
                                                     --------
                  Net deferred tax asset             $     --
                                                     ========

Note 4- Related party

As of September 30, 2012, the Company has a balance of $325 due to the President for advances. These advances bear no interest, are unsecured, and due on demand.

Note 5 - Stockholders' Equity

On March 11, 2010, the Company issued 2,000,000 of its $0.001 par value common stock for $16,000 cash.

During the fiscal year ended September 30, 2011, the Company raised $35,836 through the issuance of 361,450 of its common shares at $0.10 per share

During the fiscal year ended September 30, 2012, the Company raised $15,981 through the issuance of 159,814 of its common shares at $0.10 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2012.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
     * Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on that evaluation, completed only by Mazen Kouta, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Kouta concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Kouta, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of September 30, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer's and director's and their respective age's as of September 30, 2012 are as follows:

    Name                       Age              Positions and Offices
    ----                       ---              ---------------------
    Mr. Mazen Kouta            30        President, Treasurer and Director

    Mr. Zeeshan Zajid          29        Secretary & Director

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

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the "Named Executive Officers") in the fiscal years ended September 30, 2012 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                 Stock       Option        Plan         Compensation     All Other
 Position    Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------    ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Mazen        2012      0          0          0           0            0                0               0             0
Kouta (1)    2011      0          0          0           0            0                0               0             0

Zeeshan      2012      0          0          0           0            0                0               0             0
Zajid (2)    2011      0          0          0           0            0                0               0             0

----------
(1)  President, Treasurer and Director.
(2)  Secretary and Director.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended September 30, 2012:

                                      Option Awards                                          Stock Awards
          ---------------------------------------------------------------   ----------------------------------------------
                                                                                                                   Equity
                                                                                                                  Incentive
                                                                                                       Equity       Plan
                                                                                                      Incentive    Awards:
                                                                                                        Plan      Market or
                                                                                                       Awards:     Payout
                                            Equity                                                    Number of   Value of
                                           Incentive                           Number                 Unearned    Unearned
                                          Plan Awards;                           of        Market      Shares,     Shares,
            Number of      Number of       Number of                           Shares     Value of    Units or    Units or
           Securities     Securities      Securities                          or Units   Shares or     Other        Other
           Underlying     Underlying      Underlying                          of Stock    Units of     Rights      Rights
           Unexercised    Unexercised     Unexercised   Option     Option       That     Stock That     That        That
            Options         Options        Unearned    Exercise  Expiration   Have Not    Have Not    Have Not    Have Not
Name      Exercisable(#) Unexercisable(#)  Options(#)   Price($)    Date      Vested(#)   Vested($)   Vested(#)   Vested(#)
----      -------------- ---------------- ----------    -----       ----      ---------   ---------   ---------   ---------
Mazen
Kouta (1)     -0-               -0-           -0-       $ -0-       N/A          -0-         -0-         -0-         -0-

Zeeshan
Zajid (2)     -0-               -0-           -0-       $ -0-       N/A          -0-         -0-         -0-         -0-


EMPLOYMENT AGREEMENTS

The Company did not have any employment agreements with any of its officers or directors during the year ended September 30, 2012.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended September 30, 2012:

                   Fees                               Non-Equity      Nonqualified
                  Earned                              Incentive         Deferred
                  Paid in      Stock       Option        Plan         Compensation     All Other
 Name             Cash($)     Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------        ----------   ---------   ---------  ---------------   -----------   ---------------  --------
Mazen Kouta          0           0           0             0                0              0              0

Zeeshan Zajid        0           0           0             0                0              0              0

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 30, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,361,450 shares of our common stock issued and outstanding as of September 30, 2012. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

                                                  Number of
                     Name and Address            Shares Owned       Percent of
Title of Class     of Beneficial Owner (1)       Beneficially       Class Owned
--------------     -----------------------       ------------       -----------
Common Stock:     Mazen Kouta, President,          1,125,000          47.6%
                  Chief Executive Officer,
                  Treasurer and Director

Common Stock:     Zeeshan Zajid,                     875,000            37%
                  Secretary and Director

All executive officers and                         2,000,000          84.6%
directors as a group

----------
(1) Unless otherwise noted, the address of each person or entity listed is, c/o First American Group Inc., 11037 Warner Ave, Suite 132, Fountain Valley, California 92708.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended September 30, 2012 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $7,200 and $7,200, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

                                       FIRST AMERICAN GROUP INC.
                                       (Name of Registrant)


Date: December 27, 2012                By: /s/ Mazen Kouta
                                          --------------------------------------
                                       Name:  Mazen Kouta
                                       Title: President, Treasurer, and Director
                                              (Principal Executive Officer,
                                              Principal Accounting Officer, and
                                              Principal Financial Officer)


Date: December 27, 2012                By: /s/ Zeeshan Sajid
                                          --------------------------------------
                                       Name:  Zeeshan Sajid
                                       Title: Secretary and Director

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