Form 10-K/A
period 2012-09-30
FIRST AMERICAN GROUP INC.
filed 2012-12-28
CIK 1504678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 27, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number                             Description
------                             -----------
3.1.1         Articles of Incorporation*
3.1.2         Certificate of Amendment*
3.2           Bylaws*
31.1          Certification of Principal  Executive  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002. **
31.2          Certification of Principal  Financial  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002. **
32.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial   Officer   and   pursuant   to   Section   906  of  the
              Sarbanes-Oxley Act of 2002. **
101           Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*    Incorporated  by  reference  to  the   Registrant's   Form  S-1  (File  No.
     333-171091), filed with the Commission on December 10, 2010.
**   Previously filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST AMERICAN GROUP INC.
                                       (Name of Registrant)


Date: December 28, 2012                By: /s/ Mazen Kouta
                                          --------------------------------------
                                       Name:  Mazen Kouta
                                       Title: President, Treasurer, and Director
                                              (Principal Executive Officer,
                                              Principal Accounting Officer, and
                                              Principal Financial Officer)


Date: December 28, 2012                By: /s/ Zeeshan Sajid
                                          --------------------------------------
                                       Name:  Zeeshan Sajid
                                       Title: Secretary and Director

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

3.1.1         Articles of Incorporation*
3.1.2         Certificate of Amendment*
3.2           Bylaws*
31.1          Certification of Principal  Executive  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002. **
31.2          Certification of Principal  Financial  Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002. **
32.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial   Officer   and   pursuant   to   Section   906  of  the
              Sarbanes-Oxley Act of 2002. **
101           Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*    Incorporated  by  reference  to  the   Registrant's   Form  S-1  (File  No.
     333-171091), filed with the Commission on December 10, 2010.
**   Previously filed.