Form 10-Q
period 2013-06-30
FIRST AMERICAN GROUP INC.
filed 2013-07-29
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

_______________________________________________________________
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

As of July 29, 2013, there were 2,521,264 shares of common stock, $0.001 par value per share, outstanding.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2013 (unaudited) and September 30, 2012	4

	Statements of Expenses for the three and nine months ended June 30, 2013 and 2012, and the period from March 11, 2010 (Inception) to June 30, 2013 (unaudited).	5

	Statements of Cash Flows for the three and nine months ended June 30, 2013 and 2012, and the period from March 11, 2010 (Inception) through June 30, 2013 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

Part II. Other Information

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

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

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

FIRST AMERICAN GROUP INC.
 (A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30, 2013	September 30, 2012

ASSETS

Current assets :
Cash and cash equivalents	$4,619	$21,738
Prepaid expenses	200	1,379

Total assets	$4,819	$23,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$3,714	$11,933
Due to director	325	325

Total current liabilities	4,039	12,258

Stockholders’ deficit :
Common stock, $0.001 par value; 50,000,000 shares authorized 2,401,450 issued and outstanding, respectively	2,521	2,521
Additional paid-in capital	65,296	65,296
Deficit accumulated during the development stage	(67,037)	(56,958)

Total stockholders’ deficit	780	10,859

Total liabilities and stockholders' deficit	$4,819	$23,117

The accompanying notes are an integral part of these unaudited financial statements

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Period From Inception (March 11, 2010) To June 30, 2013

OPERATING EXPENSES
Professional fees	$1,200	$6,218	$4,600	$15,413	$38,831
General & administrative	4,371	1,842	5,479	5,200	28,206

Total Operating Expense	5,571	8,060	10,079	20,613	67,037

NET LOSS	$(5,571)	$(8,060)	$(10,079)	$(20,613)	$(67,037)

Basic And Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic And Diluted Weighted Average Number Of Shares Outstanding	2,511,450	2,519,307	2,511,450	2,448,376

The accompanying notes are an integral part of these unaudited financial statements

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Period From Inception (March 11, 2010) To June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,079)	$(20,613)	$(67,037)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	1,179	(650)	(200)
Accounts payable and accrued liabilities	(8,219)	3,204	3,714

Net cash used in operating activities	(17,119)	(18,059)	(63,523)

CASH FLOWS FROM FINANCING ACTIVITY
Sale of common stock	-	15,982	67,817
Due to director	-	-	325

Net cash provided by financing activity	-	15,982	68,142

Net increase (decrease) in cash and cash equivalents	(17,119)	(2,077)	4,619
Cash – opening	21,738	30,300	-

Cash – closing	$4,619	$28,223	$4,619

The accompanying notes are an integral part of these unaudited financial statements

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to June 30, 2013. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 – Going Concern

For the three and nine months ended June 30, 2013, the Company had a net loss of $5,571 and $10,079 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

We are a development stage company which is engaged in the development, sales and marketing of voice-over-Internet-protocol (“VoIP”) telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Our product is planned to consist of: (i) one or more telephony servers, (ii) a software phone which allow customers to place calls, view and/or listen to advertising, and (iii) a server to store customer information and to keep customer records, call, credits and payment history, and which server will also contains our web site, support center and customer account portal. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, and second, from paid calls by our customers. We anticipate that our operations will begin to generate revenue approximately 10 to 16 months following the date of this Quarterly Report on Form 10-Q. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully sell any products or services related to our planned activities. Our original development schedule is significantly behind schedule and our cash has largely been depleted.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to June 30, 2013, we have (i) raised a total of $16,000 from private offerings of 2,000,000 shares of common stock to our two officers and directors, and (ii) offered and sold 521,264 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of approximately $65,296.

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

PLAN OF OPERATION

We have started the development of the content of our informational web site, interview web designers to commence the implementation. We estimated earlier that this task be completed by June 30, 2012. This has been delayed till the end of October or November 2012 since we decided to include more substantial content and ability for customers to sign for a basic version of the product. However, this is now postponed till December 2013 since both our Directors could not dedicate the necessary time to meet the above timeline. We have also completed the evaluation of the VoIP platforms we will use to implement our product. We have decided to use the open source VoIP software called Asterisk (www.asterisk.org) and the open source billing software called a2billing (www.asterisk2billing.org/). We have installed and integrated both software and are currently customizing them to meet our needs. This is currently being done by our Directors Zeeshan Sajid and Mazen Kouta. We have narrowed our selection of the programmers to implement our products and we expect that we will commence development as soon as new sources of funding are identified. As this point of time, we do not have the cash to hire any programmer.

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

We need additional funds to finish the development of the product as well as for sales and marketing. The first year after raising the funds will be spent on the development of our products and services and we expect revenue to materialize at the first quarter of the second year, as illustrated in the following chart:

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

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

We recorded no revenues for the three months ended June 30, 2013 and 2012. From the period of March 11, 2010 (inception) to June 30, 2013, we recorded no revenues.

General and administrative expenses were $4,371 and professional fees were $1,200 for the three months ending June 30, 2013. For the three months ending June 30, 2012, General and administrative expenses were $1,842 and professional fees were $6,218. Operating expenses consisted solely of general and administrative expenses for the three months ended June 30, 2013, and consisted primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to June 30, 2013, we incurred operating expenses of $67,037.

NINE- MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

We recorded no revenues for the nine months ended June 30, 2013 and 2012. From the period of March 11, 2010 (inception) to June 30, 2013, we recorded no revenues.

General and administrative expenses were $5,479 and professional fees were $4,600 for the nine months ending June 30, 2013. For the nine months ending June 30, 2012, General and administrative expenses were $5,200 and professional fees were $15,413. Operating expenses consisted solely of general and administrative expenses for the nine months ended June 30, 2013, and consisted primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to June 30, 2013, we incurred operating expenses of $67,037.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had a cash balance of $4,619. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013 due to lack of segregation of duties.

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

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: July 29, 2013	By:	/s/ Mazen Kouta
Name: Mazen Kouta
Title: President, Treasurer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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