Form 10-K
period 2013-09-30
FIRST AMERICAN GROUP INC.
filed 2013-12-19
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

At June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $52,126.40. At September 30, 2013, the end of the Registrant’s most recently completed fiscal year, and as of December 17, 2013, there were 2,521,264 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FIRST AMERICAN GROUP INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of First American Group Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by Mazen Kouta, the Company’s President, and Chairman of the Board of Directors, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

First American Group Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010. We are engaged in the development, sales and marketing of VoIP telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Mazen Kouta has served as President, Treasurer and Director, and Zeeshan Sajid has served as Secretary and Director of our company from April 27, 2010 to the current date. No person other than Messrs. Kouta and Sajid has acted as a promoter of First American Group Inc. since our inception.

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
* maintain registration of clients’ software phones and prevent unauthorized calling; and
* data management for customer credit to place calls.

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
* voicemail message;
* online instant message;
* text or SMS message; and
* Send e-mail

WEBSITE

A customer will find all necessary information about our service on our website www.radikalphones.com, the content of which we plan to develop as part of our plan of operation. In order to use our service, customers will register for an account which collects personal information about the customer such as name, address, email, age and income level, user name and password. Once the account is created, an e-mail will be sent to the customer for confirmation. To complete the registration the customer must agree to a “Term of Services” agreement that allow us to insert visual and audio advertising on the software phone they will be using to place the call. Once confirmation is received, the customer will be able to login and view the details of his or her account.

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

Our plans anticipate that once the registration process is complete, each subscriber will be directed to a dedicated web page created for each subscriber that registers with us. Each subscriber that chooses to register for our services will be able to access our products and service immediately. The customer account will be developed around a platform that provides each customer with an easy-to-use web interface. Information about the qualitative and quantitative nature of customer contacts will be managed from a single user’s interface.

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

DEVELOPMENT OF SPECIAL WEBSITE MATERIAL AND CONTENT: Our officer, with the assistance of our contractor, will be responsible for the development of the knowledgebase, troubleshooting, and service ticketing sections of our website, for future customers’ use.

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

We plan to use industry-standard, 128-bit encryption for web pages containing private information and to encrypt our customers’ data on our system in order to secure their information.

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

SEARCH ENGINE OPTIMIZATION: Another facet of our marketing plan is to work on search engine optimization. Search engines are designed to search out keywords as online users look for the information they want. Meta-tags act as keywords that reside in the hidden infrastructure of a web page and help to highlight a web page when someone is using a search engine to find information. Relevant content is also essential to obtain higher ranking. For example, by including keywords such as “INTERNET CALL” on our web page, the search engines will identify our web pages as a match for the search request. The effect of this marketing tactic is to have our web page appear higher on the list of results for the online user looking for information about a free Internet telephone calls.

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

Our research has led us to conclude that the three most common ways in which online advertising is purchased are CPM, CPC, and CPA. We anticipate selling online advertising through all three medium, more particularly described as follows:

* CPM (COST PER MILLE), also known as “cost per thousand,” is when advertisers pay for exposure of their message to a specific audience. “Per mille” means per thousand impressions, or loads of an advertisement. However, some impressions may not be counted, such as a reload or internal user action.
* CPC (COST PER CLICK), also known as “pay per click,” is when advertisers pay each time a user clicks on their listing and is redirected to their website. They do not actually pay for the listing, but only when the listing is clicked on.
* CPA (COST PER ACTION), also known as “cost per acquisition” advertising, is performance based and is common in the affiliate marketing sector of the business. In this payment scheme, the publisher takes all the risk of running the ad, and the advertiser pays only for the amount of users who complete a transaction, such as a purchase or sign-up.

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
* FLOATING ADVERTISING: An ad which moves across the user’s screen or floats above the content.
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

Our research (http://blog.efrontier.com/insights/2011/01/dec-2010-cpcs-robust- numbers-round-out-the-year.html) indicates that the CPC (cost per click) is estimated to be between $0.55-1.95 for December 2010 and $0.48 to $1.78 for December 2009. The lower amounts are associated with advertising to the retail sector. This is the cost incurred by an advertiser and we expect that will earn part of that. The management believes that average revenue of $0.3 per click is a reasonable estimate.

We have no marketing information for the Cost Per Action (CPA) in support of what we can charge an advertiser for a CPA. We believe that what we can charge for a CPA will be variable depending on the type of action that a customer does (fill in a survey) or what type of products and services a customer purchases. We are estimating $1 of revenue to us from a customer action. However, we could not find studies to support such an estimate, and management’s estimates of $1 per action are not supported by reliable third-party data or empirical evidence.

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

COMPETITION

The Company’s product competes broadly with Internet phone services available to consumers. The Internet phone service market is highly competitive, and includes international, national, regional and local service providers, many of whom have greater resources than the Company, including but not limited to Internet phone services offered by Skype, Yahoo, Google, Phone Power, ITP, via:talk, Call Centric, VYLmedia, inTalk, aptela, nextiva, vocalocity, Jive, Improcom, amongst others. As for companies that offer free phone services via the Internet, there are Freephoneline, icall, voipbuster and mediaringtalk. While the Company believes that it competes favorably on differentiation because it offer of free service in exchange for the customer viewing and/or listening to audio or visual advertising, we are yet to see if we can compete in quality and we are weak with regards to, brand name recognition and, there can be no assurance that the Company and its products will not experience increasing competitive pressures from both established and new Internet phone service companies, many of whom have substantially greater marketing, cash, services and other resources than the Company.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since September 26, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “FAMG”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW
Twelve Months Ended September 30, 2013	$0.00	$0.00

HOLDERS

As of the date of this report, there were approximately 39 holders of record of our common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Our auditor’s report regarding our September 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

OVERVIEW

We were incorporated in the state of Nevada on March 11, 2010, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010. Our offices are currently located at 11037 Warner Ave., Suite 132, Fountain Valley, California 92708. Our telephone number is (714) 500-8919. Our website, which is currently being developed, is www.radikalphones.com.

During the fiscal year ended September 30, 2012, we sold shares of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-171091; the “Form S-1”), in a public offering of 628,000 shares of common stock, at an offering price of $0.10 per share, for aggregate offering proceeds of $62,800. During the fiscal year ended September 30, 2012, we offered and sold 159,814 shares of common stock from the Form S-1 for aggregate proceeds of $15,981. During the fiscal year ended September 30, 2011, we offered and sold 361,450 shares of common stock from the Form S-1 for aggregate proceeds of $35,836. We did not offer any shares for sale during the fiscal year ended September 30, 2013.

We are a development stage company that has not generated any revenue and has had limited operations to date. From March 11, 2010 (inception) to September 30, 2013, we have incurred accumulated net losses of $73,424. As of September 30, 2013, we had total assets of $2,135, and total liabilities of $7,742, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

To date, we have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We have also begun our planning for developing a website and searching for a contractor to develop that website. We will retain such a contractor only after we secure further funding. We intend to launch our “information only” web site during the first quarter of the 2014 calendar year.

Our business activities during the next 12 months following will be focused on raising funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K. We are however running low on funding and our directors provided the company with a $10,000 loan to continue operation.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

We did not earn any revenues during the years ended September 30, 2013 and 2012.

We incurred operating expenses in the amount of $16,466 and $29,775 for the years ended September 30, 2013 and 2012, respectively. Operating expenses for the year ended September 30, 2013, were comprised of $9,925 in professional fees and $6,541 of general and administrative expenses. Operating expenses for the year ended September 30, 2012, were comprised primarily of $13,413 of professional fees and office and $16,362 of general and administrative expenses. Since inception we have incurred operating expenses of $73,424.

From inception (March 11, 2010) through the year ended September 30, 2013 we had no revenues and a net loss of $73,424.

The following table provides selected financial data about our company for the years ended September 30, 2013 and 2012.

Balance Sheet Data	September 30, 2012	September 30, 2013
Cash and Cash Equivalents	$21,738	$2,022
Total Assets	$23,117	$2,135
Total Liabilities	$12,258	$7,742
Shareholders’ Equity	$10,859	$(5,607)

GOING CONCERN

We are a development stage company and currently has no operations. Our independent auditor has issued an audit opinion for First American Group Inc., which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had a cash balance of $2,022. Management believes this amount will satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

	YEAR 1	YEAR 2	YEAR 3
# of Impressions	-	2,000,000	6,000,000
Average Revenue per impression	$-	$0.02	$0.02
# of Click	-	200,000	600,000
Average Revenue per Click	$-	$0.30	$0.30
# of Actions	-	50,000	150,000
Average Revenue per action	$-	$1.00	$1.00
# of chargeable minutes	-	750,000	2,000,000
Average per minute profit	$-	$0.005	$0.005
Impression Revenue	$-	$40,000.00	$120,000.00
Per click Revenue	$-	$60,000.00	$180,000.00
Per Action Revenue	$-	$50,000.00	$150,000.00
Long Distance net Revenue	$-	$3,750.00	$10,000.00

REVENUE SUBTOTAL	$-	$153,750.00	$460,000.00

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

While going to make a phone call, a customer is likely to see multiple advertisements which will include a combination of banners and videos on the web site, the advertiser’s portal and our software phone. As well, people investigating our service, but not necessarily register, will earn us revenue because they will be viewing advertising.

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

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First American Group Inc
(A Development Stage Company)
Fountain Valley, California

We have audited the accompanying balance sheets of First American Group, Inc. (a development stage company) (the "Company") as of September 30, 2013 and 2012, and the related statements of expenses, stockholders' equity, and cash flows for the years then ended and the period from March 11, 2010 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012 and the related results of its operations and its cash flows for the years then ended and the period March 11, 2010 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
December 17, 2013

First American Group Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS

Cash	$2,022	$21,738
Prepaid expenses	113	1,379

Total Current Assets	2,135	23,117

TOTAL ASSETS	$2,135	$23,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,417	$11,933
Related party payable	325	325

Total Current Liabilities	7,742	12,258

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 50,000,000 shares
authorized, 2,521,264 and 2,521,264 issued and outstanding
as of September 30, 2013 and 2012, respectively	2,521	2,521
Additional paid-in capital	65,296	65,296
Deficit accumulated during the development stage	(73,424)	(56,958)

Total Stockholders' Equity (Deficit)	(5,607)	10,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,135	$23,117

The accompanying notes are an integral part of these financial statements.

First American Group Inc.
(A Development Stage Company)
Statements of Expenses

	For the Year Ended	For the Year Ended	From Inception on March 11, 2010 to
	September 30,	September 30,	September 30,
	2013	2012	2013

EXPENSES

Professional fees	$9,925	$13,413	$44,156
General and administrative	6,541	16,362	29,268

Total Expenses	16,466	29,775	73,424

NET LOSS	$(16,466)	$(29,775)	$(73,424)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,521,264	2,466,698

The accompanying notes are an integral part of these financial statements

First American Group Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from March 11, 2010 (Inception) to September 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, March 11, 2010	-	$-	$-	$-	$-

Initial capitalization -
sale of common stock	2,000,000	2,000	14,000	-	16,000

Net loss	-	-	-	(4,601)	(4,601)

Balance, September 30, 2010	2,000,000	2,000	14,000	(4,601)	11,399

Sale of common stock	361,450	361	35,475	-	35,836

Net loss	-	-	-	(22,582)	(22,582)

Balance, September 30, 2011	2,361,450	2,361	49,475	(27,183)	24,653

Sale of common stock	159,814	160	15,821	-	15,981

Net loss	-	-	-	(29,775)	(29,775)

Balance, September 30, 2012	2,521,264	2,521	65,296	(56,958)	10,859

Net loss	-	-	-	(16,466)	(16,466)

Balance, September 30, 2013	2,521,264	$2,521	$65,296	$(73,424)	$(5,607)

The accompanying notes are an integral part of these financial statements.

First American Group Inc.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	For the	For the	on March 11,
	Year ended	Year ended	2010 Through
	September 30,	September 30,	September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(16,466)	$(29,775)	$(73,424)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
(Decrease) increase in prepaid expenses	1,266	(379)	(113)
Increase (decrease) in accounts payable	(4,516)	5,611	7,417

Net cash used in operating activities	(19,716)	(24,543)	(66,120)

FINANCING ACTIVITIES
Proceeds from related party loans	-	-	325
Common stock issued for cash	-	15,981	67,817

Net cash provided by financing Activities	-	15,981	68,142
NET DECREASE IN CASH	(19,716)	(8,562)	2,022
CASH AT BEGINNING OF PERIOD	21,738	30,300	-

CASH AT END OF PERIOD	$2,022	$21,738	$2,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Note 1 – Nature of Operations

First American Group Inc. (“the Company”) was incorporated in the state of Nevada on March 11, 2010 under the name Radikal Phones Inc. We changed our name to First American Group Inc. on October 7, 2010. The Company plans to engage in the development, sales and marketing of voice-over-Internet-protocol (“VOIP”) telephone services to enable end-users to place free phones calls over the internet in return for viewing and listening to advertising. We also plan to license or sell our proprietary software to companies looking for similar business opportunities. The company has limited operations and is conserved to be in the development stage.

The company has limited operations and is considered to be in the development stage under ASC 915-15.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to September 30, 2013.

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

Loss Per Share

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year/period. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding.

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Note 2 – Significant Accounting Policies (continued)

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2013.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Going Concern

As of September 30, 2013, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 11, 2010 (date of inception) through September 30, 2013 the Company has had a net loss of $73,424 consisting of incorporation fees and professional fees for the Company to continue its SEC reporting requirements.

As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These conditions raise substantial doubt as to our ability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 4 – Related Party

The Director of the Company advanced $325 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and are due on demand.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Note 5 - Income Taxes

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

The Company utilizes the asset and liability method for financial reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted rates and laws to taxable years in which such differences are expected to be recovered or settled. Any changes in tax rates or laws are recognized in the period when such changes are enacted.

As of September 30, 2013, the Company has $73,424 in net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 11, 2010 (inception) to September 30, 2013. As of September 30, 2013, the Company has federal net operating loss carry forwards of approximately $24,964 available to offset future taxable income through 2030. Deferred tax asset consisted of the following:

	Year ended September 30, 2013	Year ended September 30, 2012
Deferred tax asset	$24,964	$19,366
Less Valuation allowance	(24,964)	(19,366)

Net deferred tax asset	$-	$-

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Note 6 – Stockholders’ Equity

Preferred Stock

As of September 30, 2010, the Company did not have any preferred stock authorized, issued nor outstanding.

Common Stock

On March 11, 2010, the Company issued 2,000,000 of its $0.001 par value common stock for $16,000 cash.

During the year-ended September 20, 2012, the Company issued 159,814 of its $0.001 par value common stock for $15,981 cash.

As of September 30, 2013, there are 50,000,000 Common Shares at $0.001 par value authorized with 2,521,264 issued and outstanding.

Note 7 – Subsequent Events

Subsequent to September 30, 2013, the Company borrowed approximately $10,000 from a Director to pay expenses on behalf of the Company. These advances bear no interest, are unsecured, and are due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Mazen Kouta, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Kouta concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Kouta, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of September 30, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of September 30, 2013 are as follows:

Name	Age	Positions and Offices
Mr. Mazen Kouta	31	President, Treasurer and Director

Mr. Zeeshan Zajid	30	Secretary & Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MAZEN KOUTA

Mazen Kouta has served as President, Treasurer and Director since April 27, 2010. Since November 2008, Mr. Kouta has been working as a business development consultant for Azzam Business Group where he was instrumental in the restructuring of the company’s technology product group. At the same time, he has been operating a small chain of internet cafe in Lebanon. Between November 2005 and October 2009, he worked for Cyber Storm System Software (based in Sharjah, United Arab Emirates) where he managed the company’s IT infrastructure. Between January 2003 and October 2005, Mr. Kouta worked for Azzam Business Group as a sales executive. Mr. Kouta graduated from the Industrial Technical Institute, Beirut, Lebanon, with a Diploma Superior in Airplane Maintenance in August 2004. These experiences, qualifications and attributes have led to our conclusion that Mr. Kouta should be serving as a member of our Board of Directors in light of our business and structure.

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

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended September 30, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Mazen Kouta (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Zeeshan Zajid (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1) President, Treasurer and Director.
(2) Secretary and Director.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended September 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mazen Kouta (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Zeeshan Zajid (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company did not have any employment agreements with any of its officers or directors during the year ended September 30, 2013.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended September 30, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Mazen Kouta	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Zeeshan Zajid	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 30, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,521,264 shares of our common stock issued and outstanding as of September 30, 2013. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percent of Class Owned
Common Stock:	Mazen Kouta, President, President, Chief
	Executive Officer, Treasurer and Director	1,125,000	44.6%

Common Stock:	Zeeshan Zajid,
	Secretary and Director	875,000	34.7%

All executive officers and directors as a group		2,000,000	79.3%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o First American Group Inc., 11037 Warner Ave, Suite 132, Fountain Valley, California 92708.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended September 30, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $7,200 (including a payment of $2,000 after September 30, 2013 for the audit services included in this Annual report on Form 10-K) and $7,200, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

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

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: December 18, 2013	By:	/s/ Mazen Kouta
	Name:	Mazen Kouta
	Title:	President, Treasurer, and Director (principal executive officer, principal accounting officer, and principal financial officer)

Date: December 18, 2013	By:	/s/ Zeeshan Sajid
	Name:	Zeeshan Sajid
	Title:	Secretary and Director

EXHIBIT INDEX

Number	Description
3.1.1	Articles of Incorporation*
3.1.2	Certificate of Amendment*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.