Form 10-Q
period 2013-12-31
FIRST AMERICAN GROUP INC.
filed 2014-02-11
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

____________________________________________________________
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

As of February 10, 2014, there were 2,521,264 shares of common stock, $0.001 par value per share, outstanding.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2013	2013

ASSETS
CURRENT ASSETS
Cash	$4,852	$2,022
Prepaid expenses	-	113

Total Current Assets	4,852	2,135

TOTAL ASSETS	$4,852	$2,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,797	$7,417
Related party payable	10,260	325

Total Current Liabilities	15,057	7,742

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 50,000,000 shares
authorized, 2,521,264 and 2,521,264 issued and outstanding
as of December 31, 2013 and September 30, 2013, respectively	2,521	2,521
Addiitional paid-in capital	65,296	65,296
Deficit accumulated during the development stage	(78,022)	(73,424)

Total Stockholders' Equity (Deficit)	(10,205)	(5,607)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,852	$2,135

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months	From Inception on March 11, 2010 to
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

EXPENSES
Professional fees	3,645	2,200	47,801
General and administrative	953	998	30,221

Total Expenses	4,598	3,198	78,022

NET LOSS	$4,598	$3,198	$78,022

BASIC AND DILUTED LOSS PER SHARE	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	2,521,264	2,521,264

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	From Inception
	Three Months	Three Months	on March 11,
	Ended	Ended	2010 Through
	December 31,	December 31,	December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(4,598)	$(3,198)	$(78,022)
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	113	163	-
Increase (decrease) in accounts payable	(2,620)	(5,801)	4,797
Net Cash Used in
Operating Activities	(7,105)	(8,836)	(73,225)

FINANCING ACTIVITIES
Proceeds from related party loans	9,935	-	10,260
Common stock issued for cash	-	-	67,817
Net Cash Provided by
Financing Activities	9,935	-	78,077
NET DECREASE IN CASH	2,830	(8,836)	4,852
CASH AT BEGINNING OF PERIOD	2,022	21,738	-

CASH AT END OF PERIOD	$4,852	$12,902	$4,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
December 31, 2013

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to December 31, 2013. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 – Going Concern

Since inception, the Company had a net loss of $78,022 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Related Party

The Director of the Company advances $10,260 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of First American Group Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the September 30, 2012 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 333-171091; the “September 30, 2012 Form 10-K”), as filed with the SEC on \December 28, 2012. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to December 31, 2013, we have (i) raised a total of $16,000 from private offerings of 2,000,000 shares of common stock to our two officers and directors, and (ii) offered and sold 521,264 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of approximately $65,296.

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

PLAN OF OPERATION

We have started the development of the content of our informational web site, interview web designers to commence the implementation. We estimated earlier that this task be completed by June 30, 2012. This has been delayed till the end of October or November 2012 since we decided to include more substantial content and ability for customers to sign for a basic version of the product. This was postponed till December 2013. However, our Directors could not dedicate the necessary time to completion of this task and we estimate that this will be completed till September 2014. We have also completed the evaluation of the VoIP platforms we will use to implement our product. We have decided to use the open source VoIP software called Asterisk (www.asterisk.org) and the open source billing software called a2billing (www.asterisk2billing.org/). We have installed and integrated both software and are currently customizing them to meet our needs. This is currently being done by our Directors Zeeshan Sajid and Mazen Kouta. We have narrowed our selection of the programmers to implement our products and we expect that we will commence development as soon as new sources of funding are identified. As this point of time, we do not have the cash to hire any programmer.

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

The revenue projections above contain a number of assumptions. Year 1 (starting January 1, 2014) will be spent on developing our products and services, and we project zero revenue during that period. In year 2, we project that we will start generating revenue in the first month of year 2.

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012

We recorded no revenues for the three months ended December 31, 2013 and 2012. From the period of March 11, 2010 (inception) to December 31, 2013, we recorded no revenues.

General and administrative expenses were $953 and professional fees were $3,645 for the three months ending December 31, 2013. For the three months ending December 31, 2012, General and administrative expenses were $998 and professional fees were $2,200. Operating expenses consisted solely of general and administrative expenses for the three months ended December 31, 2013, and consisted primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to December 31, 2013, we incurred operating expenses of $78,022.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had a cash balance of $4,852. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013 due to lack of segregation of duties.

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
_________
* Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.

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

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: February 10, 2014	By:	/s/ Mazen Kouta
Name: Mazen Kouta
Title: President, Treasurer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
* Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.