Form 10-Q
period 2014-03-31
FIRST AMERICAN GROUP INC.
filed 2014-05-08
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8th, 2014, there were 126,063,200 shares of common stock, $0.001 par value per share, outstanding.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2014 (unaudited) and September 30, 2013	4

	Statements of Expenses for the three and six months ended March 31, 2014 and 2013, and the period from March 11, 2010 (Inception) to March 31, 2014 (unaudited).	5

	Statements of Cash Flows for the three and six months ended March 31, 2014 and 2013, and the period from March 11, 2010 (Inception) through March 31, 2014 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

Part II. Other Information

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First American Group Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS

Cash	$2,402	$2,022
Prepaid expenses	338	113

Total Current Assets	2,740	2,135

TOTAL ASSETS	$2,740	$2,135

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable	$4,593	$7,417
Related party payable	10,260	325

Total Current Liabilities	14,853	7,742

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 250,000,000 shares
authorized, 126,063,200 and 126,063,200 issued and outstanding
as of March 31, 2014 and September 30, 2013, respectively	126,063	126,063
Addiitional paid-in capital	(58,246)	(58,246)
Deficit accumulated during the development stage	(79,930)	(73,424)

Total Stockholders' Deficit	(12,113)	(5,607)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,740	$2,135

The accompanying notes are an integral part of these financial statements.

First American Group Inc.
(A Development Stage Company)
Statements of Operations

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Six Months	Six Months	on March 11, 2010 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2014	2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Professional fees	600	1,200	4,245	3,400	48,401
General and administrative	1,308	110	2,261	1,108	31,529

Total Expenses	1,908	1,310	6,506	4,508	79,930

NET LOSS	$1,908	$1,310	$6,506	$4,508	$79,930

BASIC AND DILUTED LOSS PER SHARE	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	126,063,200	126,063,200	126,063,200	126,063,200

The accompanying notes are an integral part of these financial statements

First American Group Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	From Inception
	Six Months	Six Months	on March 11,
	Ended	Ended	2010 Through
	March 31,	March 31,	March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(6,506)	$(4,508)	$(79,930)
Adjustment to reconcile net loss to net cash

Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(225)	1,054	(338)
Increase (decrease) in accounts payable	(2,824)	(7,382)	4,593
Net Cash Used in
Operating Activities	(9,555)	(10,836)	(75,675)

FINANCING ACTIVITIES
Proceeds from related party loans	9,935	-	10,260
Common stock issued for cash	-	-	67,817
Net Cash Provided by
Financing Activities	9,935	-	78,077
NET DECREASE IN CASH	380	(10,836)	2,402
CASH AT BEGINNING OF PERIOD	2,022	21,738	-

CASH AT END OF PERIOD	$2,402	$10,902	$2,402

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN GROUP INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
March 31, 2014

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 11, 2010 (date of inception) to March 31, 2014.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 – Going Concern

Since inception, the Company had a net loss of $79,930 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Related Party

The Director of the Company has advanced $10,260 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

Note 4 – Stockholders’ Equity

On February 4, 2014, the Company enacted a 50:1 stock dividend of all issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 2,521,264 shares to 126,063,200 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date. The Company also increased the number of authorized shares from 50,000,000 par $0.001 to 250,000,000 par $0.001.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to March 31, 2014, we have (i) raised a total of $16,000 from private offerings of 100,000,000 shares of common stock to our two officers and directors, and (ii) offered and sold 26,063,200 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of approximately $65,296.

The Board of Directors of First American Group and 2 stockholders holding an aggregate of 100,000,000 shares of common stock issued and outstanding as of December 7, 2013, have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the stockholders to the following actions: An amendment to our Articles of Incorporation to increase the number of shares of authorized common stock from 50,000,000 to 250,000,000; and (2) The approval of a 50-for-1 forward stock split of the issued and outstanding shares of our common Stock. The shares issued have been adjusted retroactively.

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

The revenue projections above contain a number of assumptions. Year 1 (starting April 1, 2014) will be spent on developing our products and services, and we project zero revenue during that period. In year 2, we project that we will start generating revenue in the first month of year 2.

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

We recorded no revenues for the three months ended March 31, 2014 and 2013. From the period of March 11, 2010 (inception) to March 31, 2014, we recorded no revenues.

General and administrative expenses were $1,308 and professional fees were $600 for the three months ending March 31, 2014. For the three months ending March 31, 2013, General and administrative expenses were $110 and professional fees were $1,200. Operating expenses consisted solely of general and administrative expenses for the three months ended March 31, 2014, and consisted primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to March 31, 2014, we incurred operating expenses of $79,930.

SIX- MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

We recorded no revenues for the six months ended March 31, 2014 and 2013. From the period of March 11, 2010 (inception) to March 31, 2014, we recorded no revenues.

General and administrative expenses were $2,261 and professional fees were $4,245 for the six months ending March 31, 2014. For the six months ending March 31, 2013, General and administrative expenses were $1,108 and professional fees were $3,400. Operating expenses consisted solely of general and administrative expenses for the six months ended March 31, 2014, and consisted primarily of filing fees, and accounting and legal fees. From the period of March 11, 2010 (inception) to March 31, 2014, we incurred operating expenses of $79,930.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had a cash balance of $2,402. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014 due to lack of segregation of duties.

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

ITEM 4. MINE SAFTEY DISCLOSURES.

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
_____________
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

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: May 8, 2014	By:	/s/ Mazen Kouta
Name: Mazen Kouta
Title: President, Treasurer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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