Form 10-Q
period 2014-06-30
FIRST AMERICAN GROUP INC.
filed 2014-08-14
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14th, 2014, there were 126,063,200 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First American Group Inc.
Balance Sheets
(Unaudited)

	June 30,	September 30,
	2014	2013

ASSETS
CURRENT ASSETS

Cash	$3,559	$2,022
Prepaid expenses	225	113

Total Current Assets	3,784	2,135

TOTAL ASSETS	$3,784	$2,135

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$7,699	$7,417
Related party payable	15,243	325

Total Current Liabilities	22,942	7,742

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value, 250,000,000 shares authorized, 126,063,200 and 126,063,200 issued and outstanding
as of June 30, 2014 and September 30, 2013, respectively	126,063	126,063
Addiitional paid-in capital	(58,246)	(58,246)
Accumlated deficit	(86,975)	(73,424)

Total Stockholders' Deficit	(19,158)	(5,607)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,784	$2,135

The accompanying notes are an integral part of these unaudited financial statements

First American Group Inc.
Statements of Operations
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

EXPENSES

Professional fees	6,200	1,200	10,445	4,600
General and administrative	845	4,371	3,106	5,479

Total Expenses	7,045	5,571	13,551	10,079

NET LOSS	$(7,045)	$(5,571)	$(13,551)	$(10,079)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	126,063,200	126,063,200	126,063,200	126,063,200

The accompanying notes are an integral part of these (unaudited) financial statements

First American Group Inc.
Statements of Cash Flows
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$13,551	$(10,079)
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(112)	1,179
Increase (decrease) in accounts payable	282	(8,219)
Net Cash Used in Operating Activities	13,721	(17,119)

FINANCING ACTIVITIES
Proceeds from related party loans	14,918	-
Net Cash Provided by Financing Activities	14,918	-
NET INCREASE (DECREASE) IN CASH	28,639	(17,119)
CASH AT BEGINNING OF PERIOD	2,022	21,738

CASH AT END OF PERIOD	$30,661	$4,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these (unaudited) financial statements

FIRST AMERICAN GROUP INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2014

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 2 – Going Concern

Since inception, the Company had a net loss of $86,975 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2014, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Related Party

The Director of the Company advances $15,243 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to June 30, 2014, we have (i) raised a total of $16,000 from private offerings of 100,000,000 shares of common stock to our two officers and directors, and (ii) offered and sold 26,063,200 shares of common stock registered under our currently effective Form S-1 for aggregate proceeds of approximately $65,296.

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

PLAN OF OPERATION

We have started the development of the content of our informational web site, interview web designers to commence the implementation. We estimated earlier that this task be completed by June 30, 2012. This has been delayed till the end of October or November 2012 since we decided to include more substantial content and ability for customers to sign for a basic version of the product. This was postponed till December 2013. However, our Directors could not dedicate the necessary time to completion of this task and we estimated that this will be completed till September 2014. We now do not expect that it will be possible to meet that timeline. We have also completed the evaluation of the VoIP platforms we will use to implement our product. We have decided to use the open source VoIP software called Asterisk (www.asterisk.org) and the open source billing software called a2billing (www.asterisk2billing.org/). We have installed and integrated both software and are currently customizing them to meet our needs. This is currently being done by our Directors Zeeshan Sajid and Mazen Kouta. We have narrowed our selection of the programmers to implement our products and we expect that we will commence development as soon as new sources of funding are identified. As this point of time, we do not have the cash to hire any programmer.

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

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

We recorded no revenues for the three months ended June 30, 2014 and 2013.

General and administrative expenses were $845 and professional fees were $6,200 for the three months ending June 30, 2014. For the three months ending June 30, 2013, General and administrative expenses were $4,371 and professional fees were $1,200. Operating expenses consisted solely of general and administrative expenses for the three months ended June 30, 2014, and consisted primarily of filing fees, and accounting and legal fees.

NINE- MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

We recorded no revenues for the nine months ended June 30, 2014 and 2013.

General and administrative expenses were $3,106 and professional fees were $10,445 for the nine months ending June 30, 2014. For the nine months ending June 30, 2013, General and administrative expenses were $5,479 and professional fees were $4,600. Operating expenses consisted solely of general and administrative expenses for the nine months ended June 30, 2014, and consisted primarily of filing fees, and accounting and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had a cash balance of $3,559. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from the sale of our common stock registered in our Form S-1. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2014 due to lack of segregation of duties.

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

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: August 14, 2014	By:	/s/ Mazen Kouta
	Name:	Mazen Kouta
	Title:	President, Treasurer, principal accounting officer and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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