Form 10-K
period 2014-09-30
FIRST AMERICAN GROUP INC.
filed 2014-12-24
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

(Former name, former address and former fiscal year,if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.0001 Par Value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $52,126.40. At September 30, 2014, the end of the Registrant’s most recently completed fiscal year, and as of December 19, 2014, there were 126,063,200 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

FIRST AMERICAN GROUP INC.TABLE OF CONTENTS

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

* text or SMS message; and* Send e-mail

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

SOFTWARE EVALUATION: We intend to purchase two computers with monitors to be used by our software developers. Another computer will be purchased to serve as a local development server. We expect to purchase these computers in the second months of operation for $600 per computer system.We will evaluate several phone software platforms and determine which solution best serves our needs. We will develop a requirement list that will assist us in the selection of software. The selection will be based on:

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

	BID PRICE PER SHARE
	HIGH	LOW
Twelve Months Ended September 30, 2014	$0.00	$0.00

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2014.

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

Our auditor’s report regarding our September 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

OVERVIEW

We were incorporated in the state of Nevada on March 11, 2010, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010. Our offices are currently located at 11037 Warner Ave., Suite 132, Fountain Valley, California 92708. Our telephone number is (714) 500-8919. Our website, which is currently being developed, is www.radikalphones.com.

During the fiscal year ended September 30, 2012, we sold shares of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-171091; the “Form S-1”), in a public offering of 628,000 shares of common stock, at an offering price of $0.10 per share, for aggregate offering proceeds of $62,800. During the fiscal year ended September 30, 2012, we offered and sold 159,814 shares of common stock from the Form S-1 for aggregate proceeds of $15,981. During the fiscal year ended September 30, 2011, we offered and sold 361,450 shares of common stock from the Form S-1 for aggregate proceeds of $35,836. We did not offer any shares for sale during the fiscal year ended September 30, 2014.

We have not generated any revenue and have had limited operations to date. From March 11, 2010 (inception) to September 30, 2014, we have incurred accumulated net losses of $92,549. As of September 30, 2014, we had total assets of $2,775, and total liabilities of $27,507, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

Our business activities during the next 12 months following will be focused on raising funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K. We are however running low on funding and our directors provided the company with a $15,243 loan to continue operation.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

We did not earn any revenues during the years ended September 30, 2014 and 2013.

We incurred operating expenses in the amount of $19,125 and $16,466 for the years ended September 30, 2014 and 2013, respectively. Operating expenses for the year ended September 30, 2014, were comprised of $15,727 in professional fees and $3,398 of general and administrative expenses. Operating expenses for the year ended September 30, 2013, were comprised primarily of $9,925 of professional fees and office and $6,541 of general and administrative expenses. Since inception we have incurred operating expenses of $92,549.

From inception (March 11, 2010) through the year ended September 30, 2013 we had no revenues and a net loss of $92,549.

The following table provides selected financial data about our company for the years ended September 30, 2014 and 2013.

Balance Sheet Data	September 30, 2013	September 30, 2014
Cash and Cash Equivalents	$2,022	$2,662
Total Assets	$2,135	$2,775
Total Liabilities	$7,7423	$27,507
Shareholders’ Equity (Deficit)	$(5,607)	$(24,732)

GOING CONCERN

We currently have no operations. Our independent auditor has issued an audit opinion for First American Group Inc., which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had a cash balance of $2,662. Management does not believe that this amount will satisfy our cash requirements for the next twelve months. The Directors of the company have been providing the company with shareholder loans in order to sustain the company.

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

PLAN OF OPERATION FOR FOLLOWING 12 MONTHS

Our business activities during the 12 to 18 months following the filing date of this Form 10-K will be focused on raising funds, the development of our website, the development of our product, the development of a network of resellers and the establishment of our brand name. We do not expect to earn any sales revenue during this time. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, second, from paid calls by our customers, and third from licensing or selling our software. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of filing of this Form 10-K. All of this assumes that we are able to raise the required financing which is suspect at this point.

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

	YEAR 1	YEAR 2	YEAR 3
# of Impressions	--	2,000,000	6,000,000
Average Revenue per impression	$--	$0.02	$0.02
# of Click	--	200,000	600,000
Average Revenue per Click	$--	$0.30	$0.30
# of Actions	--	50,000	150,000
Average Revenue per action	$--	$1.00	$1.00
# of chargeable minutes	--	750,000	2,000,000
Average per minute profit	$--	$0.005	$0.005
Impression Revenue	$--	$40,000.00	$120,000.00
Per click Revenue	$--	$60,000.00	$180,000.00
Per Action Revenue	$--	$50,000.00	$150,000.00
Long Distance net Revenue	$--	$3,750.00	$10,000.00
REVENUE SUBTOTAL	$--	$153,750.00	$460,000.00

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

Our plan of operation for the twelve months following the date of filing of this Form 10-K will be focused on raising funds, the development of our website, the development of a software phone and the establishment of our brand name. We do not expect to earn any sales revenue during this time.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors:

First American Group, Inc.

Fountain Valley, CA

We have audited the accompanying balance sheets of First American Group, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 23, 2014

First American Group Inc.

Balance Sheets

	September 30	September 30
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$2,662	$2,022
Prepaid expenses	113	113

Total Current Assets	2,775	2,135

TOTAL ASSETS	$2,775	$2,135

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,264	$7,417
Related party payable	15,243	325

Total Current Liabilities	27,507	7,742

STOCKHOLDERS' DEFICIT
Common stock: $0.0001 par value, 250,000,000 shares authorized, 126,063,200 and 126,063,200 issued and outstanding as of September 30, 2014 and 2013, respectively	12,606	12,606
Addiitional paid-in capital	55,211	55,211
Deficit accumulated	(92,549)	(73,424)

Total Stockholders' Equity (Deficit)	(24,732)	(5,607)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,775	$2,135

The accompanying notes are an integral part of these financial statements.

First American Group Inc.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	September 30	September 30
	2014	2013

REVENUES	$-	$-

EXPENSES
Professional fees	15,727	9,925
General and administrative	3,398	6,541

Total Expenses	19,125	16,466

NET LOSS	$(19,125)	$(16,466)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	126,063,200	126,063,200

The accompanying notes are an integral part of these financial statements

First American Group Inc.

Statements of Stockholders' Equity (Deficit)

For the Year ended September 30, 2013 and September 30, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 30, 2012	126,063,200	$12,606	$55,211	$(56,958)	$10,859

Net loss	-	-	-	(16,466)	(16,466)

Balance, September 30, 2013	126,063,200	12,606	55,211	(73,424)	(5,607)

Net loss	-	-	-	(19,125)	(19,125)

Balance, September 30, 2014	126,063,200	$12,606	$55,211	$(92,549)	$(24,732)

The accompanying notes are an integral part of these financial statements.

First American Group Inc.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	Ended	Ended
	September 30	September 30
	2014	2013
OPERATING ACTIVITIES
Net loss	$(19,125)	$(16,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	-	1,266
Increase (decrease) in accounts payable	4,847	(4,516)
Net Cash Used in Operating Activities	(14,278)	(19,716)

FINANCING ACTIVITIES
Proceeds from related party loans	14,918	-
Common stock issued for cash	-	-
Net Cash Provided by Financing Activities	14,918	-
NET DECREASE IN CASH	640	(19,716)
CASH AT BEGINNING OF PERIOD	2,022	21,738

CASH AT END OF PERIOD	$2,662	$2,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN GROUP INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Note 2 – Going Concern

As of September 30, 2014, the accompanying audited financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 11, 2010 (date of inception) through September 30, 2014 the Company has had a net loss of $92,549 consisting of incorporation fees and professional fees for the Company to continue its SEC reporting requirements.

As of September 30, 2014, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These conditions raise substantial doubt as to our ability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the year ended September 30, 2014 and September 30, 2013.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with an original maturity of three months or less.

Use of Estimates

The preparation of financial statements is in conformity with generally accepted accounting principles of the United States requiring management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities are recognized as of September 30, 2014.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been zero.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has such relationships existing.

Recently Issued Accounting Pronouncements

During the year ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Note 4 – Related Party

During the year September 30, 2014 and 2013, respectively, the Director of the Company advanced $14,918 and $325 to the Company to pay expenses on behalf of the Company. The advances bear no interest, are unsecured, and due on demand. The Company owed the Director $15,243 and $325 as of September 30, 2014 and 2013, respectively.

Note 5 – Income Taxes

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

As of September 30, 2014, the Company has $92,549 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 11, 2010 (inception) to September 30, 2014. As of September 30, 2014, the Company has federal net operating loss carry forwards of approximately $36,094 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on September 30, 2014 and the tax provision attributable to loss before income taxes is as follows:

	Year ended September 30, 2014	Year ended September 30, 2013

Statutory federal income taxes	34.0%	34.0%
State taxes, net of federal benefits	5.0%	5.0%
Valuation allowance	(39.0%)	(39.0%)

Income tax rate	0.00%	0.00%

Note 6 – Stockholders’ Equity

Common Stock

As of September 30, 2014 and September 30, 2013, there are 250,000,000 Common Shares at $0.001 par value authorized with 126,063,200 issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Kouta, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of September 30, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of September 30, 2014 are as follows:

Name	Age	Positions and Offices

Mr. Mazen Kouta	32	President, Treasurer and Director

Mr. Zeeshan Zajid	31	Secretary & Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2014, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended September 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Mazen Kouta (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Zeeshan Zajid (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

______________

(1) President, Treasurer and Director.

(2) Secretary and Director.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended September 30, 2014:

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

______________

(1) President, Treasurer and Director.

(2) Secretary and Director.

EMPLOYMENT AGREEMENTS

The Company did not have any employment agreements with any of its officers or directors during the year ended September 30, 2014.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended September 30, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation($)	Earnings ($)	Compensation($)	Total ($)
Mazen Kouta	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Zeeshan Zajid	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 30, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 126,063,200 shares of our common stock issued and outstanding as of September 30, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Mazen Kouta, President, President, Chief	56,250,000	44.6%
	Executive Officer, Treasurer and Director

Common Stock:	Zeeshan Zajid,	43,750,000	34.7%
	Secretary and Director

All executive officers and directors as a group		100,000,000	79.3%

____________

(1) Unless otherwise noted, the address of each person or entity listed is, c/o First American Group Inc., 11037 Warner Ave, Suite 132, Fountain Valley, California 92708.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended September 30, 2014 and 2013, the total fees charged to the company for audit services, including quarterly reviews were $7,600 and $7,600, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation*
3.1.2	Certificate of Amendment*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: December 23, 2014	By:	/s/ Mazen Kouta
	Name:	Mazen Kouta
	Title:	President, Treasurer, and Director (principal executive officer, principal accounting officer, and principal financial officer)

Date: December 23, 2014	By:	/s/ Zeeshan Sajid
	Name:	Zeeshan Sajid
	Title:	Secretary and Director

EXHIBIT INDEX

Number	Description
3.1.1	Articles of Incorporation*
3.1.2	Certificate of Amendment*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

