Form 10-Q
period 2014-12-31
FIRST AMERICAN GROUP INC.
filed 2015-02-12
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-54768

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

As of February 10, 2015, there were 126,063,200 shares of common stock, $0.001 par value per share, outstanding.

FIRST AMERICAN GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of First American Group Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to develop our planned software products, the possibility that despite developing our software that we, nonetheless, do nor garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 79.3% control the Company’s two officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First American Group Inc.

Balance Sheets

Unaudited

	December 31,	September 30,
	2014	2014

ASSETS
CURRENT ASSETS

Cash	$4,446	$2,662
Prepaid expenses	-	113

Total Current Assets	4,446	2,775

TOTAL ASSETS	$4,446	$2,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$13,133	$12,264
Related party payable	20,243	15,243

Total Current Liabilities	33,376	27,507

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 250,000,000 shares authorized, 126,063,200 and 126,063,200 issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	12,606	12,606
Additional paid-in capital	55,211	55,211
Accumulated deficit	(96,747)	(92,549)

Total Stockholders' Deficit	(28,930)	(24,732)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,446	$2,775

The accompanying notes are an integral part of these unaudited financial statements.

First American Group Inc.

Statements of Operations

Unaudited

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

REVENUES	$-	$-

EXPENSES

Professional fees	2,482	3,645
General and administrative	1,716	953

Total Expenses	4,198	4,598

NET LOSS	$(4,198)	$(4,598)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	126,063,200	126,063,200

The accompanying notes are an integral part of these unaudited financial statements

First American Group Inc.

Statements of Cash Flows

Unaudited

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,198)	$(4,598)
Adjustments to reconcile net loss to net cash used in operating activites:
Changes in operating assets and liabilities:
(Decrease) increase in prepaid expenses	113	113
Increase (decrease) in accounts payable	869	(2,620)
Net Cash Used in Operating Activities	(3,216)	(7,105)

FINANCING ACTIVITIES
Proceeds from related party loans	5,000	9,935
Net Cash Provided by Financing Activities	5,000	9,935
NET INCREASE IN CASH	1,784	2,830
CASH AT BEGINNING OF PERIOD	2,662	2,022

CASH AT END OF PERIOD	$4,446	$4,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

FIRST AMERICAN GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2014. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 – Going Concern

During the three months ended December 31, 2014, the Company had a net loss of $4,198 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party

During the three months ended December 31, 2014, the Company borrowed $5,000 from a Director of the Company to fund the operations. As of December 31, 2014 the balance outstanding is $20,243. Advances bear no interest, are unsecured, and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of First American Group Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the September 30, 2014 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54768; the “September 30, 2014 Form 10-K”), as filed with the SEC on February 10, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

First American Group Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2010, and established a fiscal year end of September 30. It is a development stage Company.

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

GOING CONCERN

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the plan of operation, as described in the Company's Annual Report on Form 10-K, filed with the SEC on December 24, 2014. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to September 30, 2014, we have (i) raised a total of $16,000 from private offerings of 100,000,000 shares of common stock to our two officers and directors, and (ii) offered and sold 26,063,200 shares of common stock registered under a Form S-1 (File No. 333-171091) for aggregate proceeds of approximately $65,296.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results.

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

RESULTS OF OPERATIONS

THREE- MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

We recorded no revenues for the three months ended December 31, 2014 and 2013.

General and administrative expenses were $1,716 and professional fees were $2,482 for the three months ending December 31, 2014. For the three months ending December 31, 2013, general and administrative expenses were $953 and professional fees were $3,645. Operating expenses consisted solely of general and administrative expenses for the three months ended December 31, 2014, and consisted primarily of filing fees, and accounting and legal fees.

Our accumulated deficit at December 31, 2014 was $88,351.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had a cash balance of $4,446. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our business and fund our plan of operation. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

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

_______________

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: February 12, 2015	By:	/s/ Mazen Kouta
Name: Mazen Kouta
Title: President and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-171091), as filed with the Securities and Exchange Commission on December 12, 2010.

