Form 10-Q
period 2015-03-31
FIRST AMERICAN GROUP INC.
filed 2015-05-13
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, there were 126,063,200 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First American Group Inc.
Balance Sheets
(unaudited)

	March 31,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS

Cash	$1,775	$2,662
Prepaid expenses	540	113

Total Current Assets	2,315	2,775

TOTAL ASSETS	$2,315	$2,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable	$5,750	$12,264
Related party payable	35,243	15,243

Total Current Liabilities	40,993	27,507

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 250,000,000 shares authorized, 126,063,200 and 126,063,200 issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	12,606	12,606
Addiitional paid-in capital	55,211	55,211
Accumulated deficit	(106,495)	(92,549)

Total Stockholders' Equity (Deficit)	(38,678)	(24,732)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,315	$2,775

The accompanying notes are an integral part of these unaudited financial statements

First American Group Inc.
Statements of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES

Professional fees	250	600	2,732	4,245
General and administrative	9,498	1,308	11,214	2,261

Total Expenses	9,748	1,908	13,946	6,506

NET LOSS	$(9,748)	$(1,908)	$(13,946)	$(6,506)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	2,521,264	2,521,264	2,521,264	2,521,264

The accompanying notes are an integral part of these unaudited financial statements

First American Group Inc.
Statements of Cash Flows
Unaudited

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(13,946)	$(6,506)
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(427)	(225)
Increase (decrease) in accounts payable	(6,514)	(2,824)
Net Cash Used in Operating Activities	(20,887)	(9,555)

FINANCING ACTIVITY
Proceeds from related party loans	20,000	9,935
Net Cash Provided by Financing Activities	20,000	9,935
NET CHANGE IN CASH	(887)	380
CASH AT BEGINNING OF PERIOD	2,662	2,022

CASH AT END OF PERIOD	$1,775	$2,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

FIRST AMERICAN GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with rules of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of March 31, 2015.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 – Going Concern

Since inception, the Company had a net loss of $106,495 and has had no revenue and limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party

The Director of the Company advances $35,243 to pay expenses on behalf of the Company. Advances bear no interest, are unsecured, and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of First American Group Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the September 30, 2014 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54768; the “September 30, 2014 Form 10-K”), as filed with the SEC on December 24, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

First American Group Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2010, and established a fiscal year end of September 30.

We are engaged in the development, sales and marketing of voice-over-Internet-protocol (“VoIP”) telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Our product is planned to consist of: (i) one or more telephony servers, (ii) a software phone which allow customers to place calls, view and/or listen to advertising, and (iii) a server to store customer information and to keep customer records, call, credits and payment history, and which server will also contains our web site, support center and customer account portal. We anticipate that our revenue will come from two primary sources: first, from the placement of advertising on our website and phone software, and second, from paid calls by our customers. We anticipate that our operations will begin to generate revenue approximately 10 to 16 months following the date of this Quarterly Report on Form 10-Q. We can provide no assurance that we will successfully sell any products or services related to our planned activities. Our original development schedule is significantly behind schedule and our cash has largely been depleted.

GOING CONCERN

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our in the Company's Registration Statement on Form S-1, as amended (File No. 333-171091; the “Form S-1”), as filed with the SEC on March 8, 2011 and declared effective by the SEC on March 25, 2011, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

	YEAR 1	YEAR 2	YEAR 3

# of Impressions	0	0	2,000,000
Average Revenue per impression	$--	$--	$0.02
# of Click	0	0	200,000
Average Revenue per Click	$--	$--	$0.30
# of Actions	0	0	50,000
Average Revenue per action	$--	$--	$1.00
# of chargeable minutes	--	--	750,000
Average per minute profit	$--	$--	$0.005
Impression Revenue	$--	$--	$40,000.00
Per click Revenue	$--	$--	$60,000.00
Per Action Revenue	$--	$--	$50,000.00
Long Distance net Revenue	$--	$--	$3,750.00
REVENUE SUBTOTAL	$--	$--	$153,750.00

The revenue projections above contain a number of assumptions. Year 1 (starting April 1, 2014) will be spent on developing our products and services, and we project zero revenue during that period. In year 2, we project that we will start generating revenue in the first month of year 2.

RESULTS OF OPERATIONS

THREE - MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

We recorded no revenues for the three months ended March 31, 2015 and 2014.

General and administrative expenses were $9,498 and professional fees were $250 for the three months ending March 31, 2015. For the three months ending December 31, 2014, general and administrative expenses were $1,716 and professional fees were $2,482. Operating expenses consisted solely of general and administrative expenses for the three months ended March 31, 2015, and consisted primarily of filing fees, and accounting and legal fees.

Our accumulated deficit at March 31, 2015 was $106,495.

SIX - MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

We recorded no revenues for the six months ended March 31, 2015 and 2014.

General and administrative expenses were $11,214 and professional fees were $2,732 for the six months ending March 31, 2015. For the six months ending March 31, 2014, general and administrative expenses were $2,261 and professional fees were $4,245. Operating expenses consisted solely of general and administrative expenses for the six months ended March 31, 2015, and consisted primarily of filing fees, and accounting and legal fees.

Our accumulated deficit at March 31, 2015 was $106,495.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had a cash balance of $1,775. We do not have sufficient cash on hand to commence our plan of operation or to fund our ongoing operational expenses beyond 2 months. We will need to raise funds to commence our business and fund our plan of operation. Additional funding will likely come from equity financing from a private sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our development of our business and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (1)
3.1.3	Certificate of Amendment
3.1.4	Certificate of Change
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN GROUP INC.
(Name of Registrant)

Date: May 13, 2015	By:	/s/ Mazen Kouta
Name: Mazen Kouta
Title: President and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

