Form 10-Q
period 2015-08-31
Loop Industries, Inc.
filed 2015-10-20
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File No. 000-54768

LOOP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520

Los Angeles, California 90067

(Address of principal executive offices, zip code)

(781) 821-6600

 (Registrant’s telephone number, including area code)

_________________________________________________

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 31, 2015, there were 29,810,800 shares of common stock, $0.001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2015

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to obtain additional financing, our ability to scale-up our technology, prospective customers do not purchase our products, , the exercise of the majority control Daniel Solomita, the President and Chief Executive Officer holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Loop Industries, Inc.

August 31, 2015

Loop Industries, Inc.

Consolidated Balance Sheets

	August 31, 2015	February 28, 2015
	(Unaudited)
Assets
Current Assets
Cash	$1,430,404	$182,492
Prepayments	6,453	5,950

Total current assets	1,436,857	188,442

Property and Equipment
Equipment	9,801	-
Accumulated depreciation	(326)	-

Total property and equipment	9,475	-

Intellectual Property
Intellectual property	445,050	445,050
Accumulated amortization	(24,730)	(9,892)

Intellectual property, net	420,320	435,158

Total assets	$1,866,652	$623,600

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$144,452	$-
Advances from related party	52,768	1,130
Intellectual property acquisition obligation	-	212,880

Total current liabilities	197,220	214,010

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.0001: 250,000,000 shares authorized; 29,810,800 and 20,498,750 shares issued and outstanding, respectively	2,981	2,050
Additional paid-in capital	3,373,290	1,197,140
Accumulated deficit	(1,706,839)	(789,600)

Total stockholders' equity	1,669,432	409,590

Total liabilities and stockholders' equity	$1,866,652	$623,600

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations

	For the six months	For the three months
	ended	ended
	August 31, 2015	August 31, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
Professional fees	100,344	57,979
Research and development	117,044	116,093
Research and development - related party	600,000	400,000
General and administrative expenses	97,731	78,535

Total operating expenses	915,119	652,607

Loss from Operations	(915,119)	(652,607)

Other (Income) Expense
Foreign currency transaction (gain) loss	2,120	-

Other (income) expense, net	2,120	-

Loss before Income Tax Provision	(917,239)	(652,607)

Income Tax Provision	-	-

Net Loss	$(917,239)	$(652,607)

Earnings per share
-Basic and Diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding
-Basic and Diluted	22,637,020	11,638,510

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the period from October 23, 2014 (inception) through August 31, 2015

(Unaudited)

	Common stock par value $0.0001		Additional Paid-in		Total Stockholders'
	Number of Shares	Amount	Capital	Accumulated Deficit	Equity

October 23, 2014 ( inception )	-	$-	$-	$-	$-

Issuance of common shares for cash at $0.00001 per share upon formation	17,000,000	1,700	(1,530)		170

Issuance of common shares for cash at $0.00001 per share in October 2014	2,000,000	200	(180)		20

Issuance of common shares for cash at $0.80 per share in December 2014	225,000	23	179,977		180,000

Issuance of common shares for service valued at $0.80 per share in December 2014	890,000	89	711,911		712,000

Issuance of common shares for cash at $0.80 per share in January 2015	225,000	23	179,977		180,000

Issuance of common shares for service valued at $0.80 per share in January 2015	15,000	2	11,998		12,000

Issuance of common shares for cash at $0.80 per share in February 2015	143,750	13	114,987		115,000

Net loss				(789,600)	(789,600)

Balance, February 28, 2015	20,498,750	2,050	1,197,140	(789,600)	409,590

Issuance of common shares for cash at $0.80 per share in March 2015	202,500	20	161,980		162,000

Issuance of common shares for cash at $0.80 per share in April 2015	2,406,250	241	1,924,759		1,925,000

Issuance of common shares for cash at $0.80 per share in May 2015	150,000	15	119,985		120,000

Issuance of common shares for service valued at $0.80 per share in May 2015	25,000	-	20,000		20,000

Reverse acquisition adjustment on June 29, 2015	6,515,800	652	(60,571)		(59,919)

Issuance of common shares for cash at $0.80 per share on August 6, 2015	37,500	3	29,997		30,000

Cancellation of common shares for service valued at $0.80 per share in May 2015	(25,000)	-	(20,000)		(20,000)

Net loss				(917,239)	(917,239)

Balance, August 31, 2015	29,810,800	$2,981	$3,373,290	$(1,706,839)	$1,669,432

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Cash Flows

For the six months
ended
August 31, 2015
(Unaudited)

Cash Flows from Operating Activities
Net loss	$(917,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	326
Amortization expense	14,838
Changes in operating assets and liabilities:
Prepayments	(503)
Accounts payable	144,452
Intellectual property obligation	(212,880)

Net Cash Used in Operating Activities	(971,006)

Cash Flows from Investing Activities
Purchase of property and equipment	(9,801)

Net Cash Used in Investing Activities	(9,801)

Cash Flows from Financing Activities
Advances from stockholder	(8,281)
Proceeds from sale of common shares	2,237,000

Net Cash Provided by Financing Activities	2,228,719

Net Change in Cash	1,247,912

Cash - beginning of period	182,492

Cash - end of period	$1,430,404

Supplemental disclosure of cash flow information:
Interest paid	$-

Income tax paid	$-

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

August 31, 2015

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Loop Industries, Inc. (formerly First American Group Inc.)

Radikal Phones Inc. (“Radikal Phones”) was incorporated under the laws of the State of Nevada on March 11, 2010. On October 7, 2010 Radikal Phones Inc. changed its name to First American Group Inc. The First American Group Inc. plans to engage in the development, sales and marketing of voice-over-Internet-protocol (“VOIP”) telephone services to enable end-users to place free phones calls over the internet in return for viewing and listening to advertising prior to reverse the acquisition of Loop Holdings, Inc.

Corporate Actions to Effectuate a 1-for-4 reverse stock split and Name Change

The Board of Directors of First American Group Inc. and one stockholder holding an approximately 57.1 % of shares of common stock issued and outstanding as of July 7, 2015, have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the stockholders to the following actions:

(1)	The approval of a 4-for-1 reverse stock split of the issued and outstanding shares of our common Stock; and

(2)	The approval of an Amendment to our Articles of Incorporation to change the name our company to Loop Industries, Inc. (the "Company")

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Loop Holdings, Inc.

Loop Holdings, Inc. (the “Loop Holdings”) was incorporated on October 23, 2014 under the laws of the State of Nevada. Loop Holdings, Inc. engages in the designing, prototyping and building a closed loop plastics recycling business leverage a proprietary de-polymerization technology.

Acquisition of Loop Holdings, Inc. Treated as a Reverse Acquisition

On June 29, 2015, Loop Industries, Inc. (formerly First American Group Inc.) (the “First American Group”), entered into a share exchange agreement (the “Share Exchange Agreement”) and stock redemption agreements (the “Stock Redemption Agreements”), by and among First American Group, Loop Holdings, Inc., and all of the stockholders of Loop Holdings, Inc.

Pursuant to a Stock Redemption Agreement dated June 29, 2015, the First American Group redeemed from Mazen Kouta, who served as President, Treasurer and a director from April 27, 2010 until June 29, 2015, 14,062,500 shares of common stock of First American Group for an aggregate redemption price of $9,000 and a mutual release of claims with First American Group, the effect of which is that Mr. Kouta no longer holds any shares of common stock or any other securities of First American Group immediately following the redemption. Pursuant to a Stock Redemption Agreement dated June 29, 2015, First American Group redeemed from Zeeshan Sajid, who served as Secretary and director from April 27, 2010 until June 29, 2015, 10,937,500 shares of common stock of First American Group for an aggregate redemption price of $7,000 and a mutual release of claims with First American Group, the effect of which is that Mr. Sajid no longer holds any shares of common stock or any other securities of First American Group immediately following the redemption. Neither First American Group nor Mr. Sajid had any known claims against the other and released each other from any claims in order to mitigate the likelihood of claims being made in the future by any of the parties against the other.

Under the terms and conditions of the Share Exchange Agreement, First American Group issued 23,282,500 shares of its common stock for the acquisition of all of the issued and outstanding shares of Loop Holdings. The number of common shares issued represented approximately 78.1% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement and Stock Redemption Agreements. The board of directors and the members of the management of First American Group resigned and the board of directors and the member of the management of Loop Holdings became the board of directors and the member of the management of the combined entities upon consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholders of Loop Holdings, Inc., for financial statement reporting purposes, the merger between First American Group and Loop Holdings was treated as a reverse acquisition, with Loop Holdings deemed the accounting acquirer and First American Group deemed the accounting acquiree under the acquisition method of accounting in accordance with the Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of Loop Holdings, Inc. (the accounting acquirer) are carried forward to First American Group (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of Loop Holdings, Inc. is being retroactively restated using the exchange ratio established in the Share Exchange Agreement and Stock Redemption Agreements to reflect the number of shares of First American Group issued to effect the acquisition. The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of Loop Holdings, Inc. immediately prior to the business combination to the unredeemed shares and the fair value of First American Group determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post combination reflects the equity structure of First American Group, including the equity interests the legal acquirer issued to effect the combination.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of Loop Holdings, Inc. as of and for the period from October 23, 2014 (inception) through February 28, 2015 and notes thereto contained in the Company’s Current Report on Form 8-K as filed with the SEC on June 30, 2015.

Fiscal Year-End

The Company elected the last day of February as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company consolidates the following entities:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Loop Industries, Inc.	The State of Nevada	March 11, 2010 (June 29, 2015)	100%

Loop Holdings, Inc.	The State of Nevada	October 23, 2014	100%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments, accounts payable and intellectual property acquisition obligation approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Equipment (*)	5

_____________

(*) Depreciated on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Intellectual property (*)	15

_______________

(*) Amortized on a straight-line basis over the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.

Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian Dollar, the Company’s operating functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company is a newly formed corporation, or the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company is a newly formed corporation or the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810)-Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations). All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).

To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.

For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”).

The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	August 31, 2015	February 28, 2015

Equipment	5	9,801	-

Less accumulated depreciation		(326)	(-)

		$9,475	$-

Depreciation Expense

(i) Depreciation Expense

Depreciation expense was $326 for the reporting period ended August 31, 2015.

Note 5 – Intellectual Property

On October 27, 2014, the Company (“Assignee”) entered into an Intellectual Property Assignment Agreement (the " Intellectual Property Assignment Agreement") with Hatem Essaddam (“Assignor”), whereas (a) The Assignor has developed a certain technique and method allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure (“Technique”); (b) The Assignee wishes to develop a Polyethylene terephthalate depolymerization processing plant; and (c) The Assignor wishes to assign to the Assignee all of his rights, title and interests (including Intellectual Property rights), present and future, in and to the Technique. The key terms and conditions of the Intellectual Property Assignment Agreement are as follows:

Currency

Unless otherwise indicated, all dollar amounts referred to in this Agreement are stated in Canadian dollars.

Assignment

On the terms and subject to the conditions set forth in this Assignment Agreement, the Assignor agrees to assign, sell, transfer and deliver to the Assignee at the Closing Time, free and clear of all Encumbrances, all of the Assignor's rights, title and interest in and to the Technique and the Intellectual Property Rights (collectively, the "Purchased Assets"), and the Assignee agrees to purchase and accept from the Assignor at the Closing Time, the Purchased Assets.

Purchase Price

The purchase price payable by the Assignee to the Assignor for the Purchased Assets shall be ONE MILLION THREE HUNDRED THOUSAND DOLLARS (CAD1,300,000) (the "Purchase Price"), exclusive of all Taxes, payable as follows:

(a)

Within five (5) days following the receipt, by the Assignee, of results confirming that the Technique meets the Specifications under the testing conditions of Techsolutions Environment Inc. and analysis by the University of Montreal for purity levels exceeding the Specifications, the Assignor will remit the Technique Sheet to the Assignee and the Assignee will deposit an amount of TWO HUNDRED FIFTY THOUSAND DOLLARS (CAD250,000) with the escrow agent, in trust, to be held in accordance with the Escrow Agreement (the "Deposit");

(b)

Subject to the conditions set out in the Assignment Agreement having been complied with and subject to the terms of the Escrow Agreement, on the Closing Date, the Assignee shall give irrevocable instructions to the escrow agent to proceed to the transfer of the Deposit to Me Charles Derome, in trust for the benefit of the Assignor, and the Company shall remit an additional amount of TWO HUNDRED FIFTY THOUSAND DOLLARS (CAD250,000) to Me Charles Derome, in trust for the benefit of the Assignor, by wire transfer;

(c)

Subject to the Closing, TWO HUNDRED THOUSAND DOLLARS (CAD200,000) will be paid by wire transfer to the Assignor within sixty (60) days of each of the following milestones having been met (collectively, the "Milestones"), which Milestones are to be calculated separately one from the other and not cumulatively:

(i)	An average of twenty (20) metric tons per day of terephthalic acid meeting the Specifications is produced at the Plant for twenty (20) Operating days.

(ii)	An average of thirty (30) metric tons per day of terephthalic acid meeting the Specifications having been produced at the Plant for thirty (30) Operating days;

(iii)	An average of sixty (60) metric tons per day of terephthalic acid meeting the Specifications having been produced a the Plant for sixty (60) Operating days; and

(iv)	An average of one hundred (100) metric tons per day of terephthalic acid meeting the Specifications having been produced at the Plant for sixty (60) Operating days.

Transition Period Payment

In addition to the payment of the Purchase Price, during the Transition Period (a period of sixty (60) days following the reception of the Technique Sheet by the Assignee), the Assignee shall make a consulting payment for services in the amount of up to SIXTEEN THOUSAND DOLLARS (CAD16,000) to the Assignor payable as follows:

(a)	EIGHT THOUSAND DOLLARS (CAD8,000) payable concurrently with the Deposit by check made payable to the Assignor; and

(b)	subject to the conditions set out in the Assignment Agreement having been complied with, EIGHT THOUSAND DOLLARS (CAD8,000) payable on the Closing Date by check made payable to the Assignor.

Royalties

In addition to the payment of the Purchase Price, the Assignee shall provide the Assignor a royalty payment as follows up to a maximum aggregate amount of TWENTY-FIVE MILLION SEVEN HUNDRED THOUSAND DOLLARS (CAD25,700,000):

(a)	10% of gross profits on the sale of all products derived by the Assignee from the Technique;

(b)	10% of any license fee paid to the Assignee in respect of any licensing or other right to use the Technique granted to a third party by the Assignee;

(c)	5% of any royalty or other similar payment made to the Assignee by a third party to whom a license or other right to use the Technique has been granted by the Assignee; and

(d)	5% of any royalty or other similar payment made to the Assignee by a third party in respect of a sub-license or other right to use the Technique granted by the third party.

Covenants

Exclusivity

In consideration of the substantial expenditure of time and effort undertaken and to be undertaken by the Assignee, the Assignor shall not, until the date which is six (6) months from the termination of this Agreement pursuant to Section 6.2 or Section 6.4, (i) offer to assign or sell, solicit any offer to assign or purchase, or engage in any negotiations relating to the purchase of the Technique or any Intellectual Property Right by any person or entity other than the Assignee, (ii) offer to license the Technique or any of the Intellectual Property Rights or enter into any negotiation related thereto, or (iii) provide any information related to the Technique or any Intellectual Property Rights to any person or entity other than the Assignee.

Non-compete (The Assignor)

The Assignor agrees that he shall not, directly or indirectly, be involved in any business or project, whether personally or as a shareholder, director, officer, employee, consultant, lender or otherwise, which is similar to the business of commercializing the Technique or is competitive therewith anywhere in North America or Europe for a period of five (5) years following receipt of the last payment made pursuant to the terms and conditions set out in the Transition Period Payment clause.

Confidentiality

The Confidential Information disclosed by either party during the course of their relationship shall be kept confidential by the recipient thereof and not be disclosed to anyone without a "need to know" for the purposes of carrying out the intent of this Agreement. Neither party shall disclose the Confidential Information to any third party. Each party shall take the necessary steps to protect the Confidential Information and these steps must be at least as protective as those taken to protect each party's own Confidential Information, provided these steps are diligent.

Confidentiality and non-compete (Assignee and Intervenor)

In the event that this Agreement would be resiliated by either party as provided herein or that it would not be carried on for any reason whatsoever, or if the conditions of this Agreement are not met or realized, including, without limitation, if the Assignee, after its due diligence verification, is not satisfied of the financial viability associated with commercializing the Technique, it is understood that the Confidential Information, the Technique and the Intellectual Property rights will remain the sole property of the Assignor and that the Assignee and the Intervenor shall not use the Confidential Information or disclose, transfer or otherwise communicate the Confidential Information to any third party whatsoever and that any information that they would have received in respect with this Agreement regarding the Technique or the Intellectual Property Rights will remain strictly confidential and that they shall not, directly or indirectly, be involved in any business or project, whether personally or as a shareholder, director, officer, employee, consultant, lender or otherwise, which is similar to the business of commercializing the Technique or that would use, be based on or employ all or part of the Technique, the Intellectual Property Rights or the Confidential Information, anywhere in the world and indefinitely.

Default

If any party herein breaches the undertakings set forth in Sections 5.1.9 Non-compete (the Assignor), 5 .1.10 Confidentiality or 5 .1.11 Confidentiality and non-compete (Assignee and Intervenor) hereinabove, as applicable, and if such breach is not remedied within five (5) days of receipt of a written notice of default from one party to the breaching party (the "Defaulting Party"), the Defaulting Party shall pay the party victim of the breach (the "Non-Defaulting Party"), upon request, an amount of $1,000 per day as liquidated damages, without prejudice to any other recourse including, without limitation, injunctive relief.

Conditions

Waiver or Termination by the Assignor

The conditions contained in Section 6.3 hereof are inserted for the exclusive benefit of the Assignor and may be waived in whole or in part by the Assignor at any time. The Assignee acknowledges that the waiver by the Assignor of any condition or any part of any condition shall constitute a waiver only of such condition or such part of such condition, as the case may be, and shall not constitute a waiver of any covenant, agreement, representation or warranty made by the Assignee herein that corresponds or is related to such condition or such part of such condition, as the case may be. If any of the conditions contained in Section 6.3 hereof are not fulfilled or complied with as herein provided, the Assignor may, at or prior to the Closing Time at its option, rescind this Agreement by notice in writing to the Assignee and in such event the Assignor shall be released from all obligations hereunder, and unless the condition or conditions which have not been fulfilled are reasonably capable of being fulfilled or caused to be fulfilled by the Assignee, then the Assignee shall also be released from all obligations hereunder other than those which by their nature are meant to survive, including without limitation Sections 5 .1.10 Confidentiality or 5 .1.11 Confidentiality and non-compete (Assignee and Intervenor) and 5.1.12 Default.

Accounting Treatment of Intellectual Property Assignment Agreement

The Company recorded CAD500,000 (approximately $445,050 using the midpoint spot rate of 1CAD=$0.8901) as the purchase price of the intellectual property on October 27, 2014, which is being amortized over the estimated useful life of 15 years from the date of the assignment.

The Company did not make any Milestone payment as none of the Milestones have been met as of August 31, 2015.

Impairment Testing and Amortization Expense

(i) Impairment Testing

The Company completed its annual impairment testing of the intellectual property and determined that there was no impairment at February 28, 2015.

(ii) Amortization Expense

Amortization expense was $14,838 for the reporting period ended August 31, 2015.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholder

Daniel Solomita	Chairman, CEO and significant stockholder	(i) Advances to the Company; (ii) Operating lease	(i) Working capital; (ii) Office lease

Entity controlled by significant stockholder

8198381 Canada Inc.	An entity majority-owned and controlled by the Chairman, CEO and significant stockholder	Research and development services	Research and development services

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Current Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Work-for-Hire Research and Development Arrangement and Technology Transfer Agreement with 8198381 Canada Inc.

8198381 Canada Inc., a related party, provides research and development services to the Company as a work-for-hire on as needed basis.

8198381 Canada Inc.’s services enumerated through June 22, 2015 have never been memorialized in a writing but have previously agreed by way of oral contract to assign the PET Depolymerization Technology to the Company.

On June 22, 2015, Loop Holdings, Inc. ("Purchaser") entered into a technology transfer agreement ("Technology Transfer Agreement") with 8198381 Canada Inc. ("Seller") whereby 8198381 Canada Inc. and the Company memorialized the work-for-hire research and development arrangement between the parties and the assignment/transfer of technology and information from 8198381 Canada Inc. to the Company for work performed through June 22, 2015 under the 8198381 Canada Inc. Oral Contract.

8198381 Canada Inc. invoiced the Company $200,000 and $50,000 of work-for-hire research and development services for the period from March 1, 2015 through June 22, 2015 and for the period from October 23, 2014 (inception) through February 28, 2015, respectively. Seller will invoice Purchaser on a monthly basis in the future, to perform work-for-hire research and development services related to the development of PET depolymerization technology, including but not limited to, the design and engineering of production facilities, equipment testing, cost reduction assessment of chemical processes, product purity testing and research and development related to PET plastic production facilities (the “PET Depolymerization Technology”) and to assign the PET Depolymerization Technology to Purchaser.

Note 7 – Commitments and Contingencies

Business Advisory/Consulting Agreements

Business Advisory Agreements

On December 1, 2014, the Company entered into consulting agreements with certain consultants (“the Consultants”) with the following terms and conditions:

Services

The Consultants will provide consulting support and advisory services to include business expansion strategies and corporate finance.

Terms

The Agreement shall commence on the date above and shall continue for a period of twelve (12) months.

Consideration

In consideration for services rendered herein; upon signing of the Agreements, the Consultants will be granted 890,000 shares of Loop common stock. The shares will be fully vested, fully earned, and non-forfeitable.

Accounting Treatment of the Consideration

The Company valued 890,000 common shares issued to the Consultants at $0.80 per share, the most recent PPM price, or $712,000 in aggregate and immediately recognized as an expense the full value of the consideration paid on the date of grant due to the fact that these shares are fully-vested, fully earned, and non-forfeitable.

Entry into Investor Relations Agreement

On January 15, 2015, the Company engaged John H. Shaw ("Consultant"), as a corporate communications consultant with the following terms and conditions:

Responsibilities and Scope

Effective January 15, 2015, the Company ("Client") retained the Consultant for a period of three months to consult on corporate communications matters ("Corporate Communication Agreement").

Terms

a.

Six thousand dollars ($6,000) for Month One, and four thousand dollars ($4,000) for each of both Months Two and Three. (For companies with a "Going Concern" or negative cash flow, fees are invoiced as a retainer due and are payable by the 1st of each month.) Retainers shall be pro-rated in the first and last months: January 15 to the end of the month is $3,000; February 1: $5,000; March 1: $4,000; April 1: $2,000). The initial retainer is due at program commencement. Thereafter, Client will be invoiced in advance and, if retainer or any other fee is not received by the 10th of the month or within 10 calendar days after being invoiced -- whichever comes last -- services are automatically suspended without deferral until the account is brought current.

b.

Fifteen thousand (15,000) shares of Loop Industries restricted common stock as a one-time non-refundable retainer in consideration of Consultant's dedicated allocation of time on Client's behalf. The Restricted Stock shall be issued as fully-paid and non-assessable securities. The Company shall take all corporate action necessary for the issuance of Restricted Stock to be legally valid and irrevocable. For a period of thirteen months from the date of this Agreement, Client shall maintain its "status" as (1) a fully SEC reporting company, (2) listed on the OTCQB or a more senior exchange. Should Client fail to maintain said status for "five or more consecutive trading days", Client shall pay Consultant a one-time-ever fee of $6,500 cash due within ten days of the above referenced "fifth consecutive trading day."

Accounting Treatment of the Compensation Arrangement

a.	$8,000 was recorded as professional fees - investor relations for the reporting period ended February 28, 2015.

b.

The Company granted 15,000 shares of its common stock to the Consultant which was valued at $0.80 per share, the most recent PPM price, or $12,000 which was recorded as professional fees - investor relations on the date of grant due to the fact that these shares are issued as fully-paid and non-assessable securities.

Employment/Consultancy Agreements

John Denzer Employment/Consultancy Agreement

On May 4, 2015, the Company engaged John Denzer (the "Consultant"), as a VP of Business Development consultant ("Employment /Consultancy Agreement") with the following key terms and conditions:

Responsibilities and Scope

Effective May 4, 2015, the Company (the "Client") retained the Consultant for a period of one year to consult on corporate business development activities.

Consideration

1. Salary

In consideration for services rendered herein, Polyven Group LLC shall invoice the Company a monthly fee of $5,000, which is equivalent to $60,000 on an annual basis up and until the full commercial operation of the Company’s initial depolymerization plant in the Montreal area. After reach that milestone, Plyven Group LLC shall invoice the Company a fee of $8,000, which is equivalent to $96,000 on an annual basis.

2. Bonus and Incentives:

2.1	The Consultants will be granted 100,000 common shares. The shares will vest over 1 year and be issued quarterly.

2.2

The Consultants will be granted 200,000 common shares at signing of a contact with a virgin PET resin manufacturer or any other buyer to purchase a minimum of 25,000 M/T of purified Terephthalic Acid and/or Ethelyne Glycol combined.

2.3	The Consultants will be granted 100,000 common shares at completion of its second production facility.

2.4	The Consultants will be granted 100,000 common shares at completion of its third production facility.

Termination of Employment/Consultancy Agreement

On July 1, 2015, the Company terminated the Employment/Consultancy Agreement, effective immediately.

Accounting Treatment of the Consideration

1.	$12,500 was recorded as professional fees – consulting fees for the reporting period ended August 31, 2015.

2.1.

The Company inadvertently issued the entire 100,000 common shares upon signing of the Employment/Consultancy Agreement. The Company valued first quarter 25,000 common shares at $0.80 per share, the most recent PPM price, or $20,000 and recorded the value of the issuance as consulting fees in May 2015. On October 16, 2015 the Company and the Consultant reached a tentative agreement whereby the Consultant will return the 100,000 share certificate in exchange for cash settlement of $30,000. The Company accrued $30,000 of professional fees - consulting and reversed $20,000 (25,000 shares at $0.80 per share) of professional fees - consulting previous recognized.

Daniel Solomita (the "CEO") Employment Agreement

On June 29, 2015, the Company entered into employment agreement with Daniel Solomita (“Executive”) with the following key terms and conditions:

Services

Executive is employed as President and Chief Executive Officer of the Company, reporting to the Company’s Board of Directors (the “Board”). The duties and responsibilities of Executive shall include the duties and responsibilities for the direct supervision, direction and control of the Company’s operations and activities. The Executive shall perform such duties as from time to time may be prescribed for him by the Board, in all cases to be consistent with Executive’s corporate offices and positions.

Terms

The employment of Executive under this Agreement shall be for an indefinite term.

Compensation

During the Term, Executive shall receive a monthly base salary of $15,000, which is equivalent to $180,000 on an annualized basis. Executive’s monthly base salary will be payable pursuant to the Company’s normal payroll practices for payment of salary to executive employees. Executive’s base salary will be reviewed as part of the Company’s normal salary review process.

Bonus Shares

Pursuant to the Employment Agreement, the Company shall grant a bonus to Mr. Solomita as follows:

(i)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s securities are listed on an exchange or the OTCQX tier of the OTCMarkets;

(ii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s first fill-scale production facility is in commercial operation; and

(iv)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s second full-scale production facility is in commercial operation.

The term “commercial operation” means a full-scale production facility of the Company produces 10 M/T per hour of PTA and EG combined, for a term of not less than six (6) months.

In lieu of an issuance of the shares common stock referenced in this Exhibit A, Daniel Solomita may, in his sole discretion, elect to receive such shares of common stock, in whole or in part, in the form of a restricted stock grant with a future vesting date, or a warrant or an option with no or a nominal exercise price.

Grant and Accounting Treatment of the Bonus Shares

The Company did not grant any bonus shares as none of the condition for the issuance of the bonus shares have been met as of August 31, 2015.

Master Equipment Lease Agreement

On June 23, 2015, the Company (“Lessee”) entered into a master equipment lease agreement ("Master Equipment Lease Agreement") with Komline-Sanderson Engineering Corp (“Lessor”), whereas, the Lessor agrees to lease to Lessee the paddle dryer equipment for the initial term of 10 hours of service. The key terms and conditions of the Master Equipment Lease Agreement are as follows:

Consideration

Initial deposit due prior to shipment of equipment is $10,000. The rental charge is $6,000 per month for the minimum of four months.

Onsite technical support is 8 Hr. work days including travel portal to portal in two trips $10,000.

Note 8 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock the Company is authorized to issue is Fifty Million (50,000,000) shares all of which shall be Common Stock, par value $0.001 per share.

February 4, 2014 Certificate of Amendment and Certificate of Change

On February 4, 2014 the Company filed Certificate of Amendment and Certificate of Change to Articles of Incorporation of the Company and

(1)	changed the aggregate of number of shares of the Company is authorized to issue to two hundred fifty million (250,000,000) shares of common stock, par value $0.0001 per share; and

(2)	Fifty (50) shares of common stock, pat value $0.0001 per share, shall be issued after the change in exchange for each issued share of common stock, par value $0.001 per share.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

July 21, 2015 Certificate of Amendment and Certificate of Change

On July 21, 2015 the Company filed Certificate of Amendment and Certificate of Change to Articles of Incorporation of the Company and

(1)	changes its name to Loop Industries, Inc. (the "Company"); and

(2)	effectuated a 4-for-1 reverse stock split of the issued and outstanding shares of its common stock.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Common Stock

Immediately prior to the consummation of the Share Exchange Agreement on June 29, 2015, the Company had 6,515,800 common shares issued and outstanding.

Upon consummation of the Share Exchange Agreement on June 29, 2015, the Company issued 23,282,500 shares of its common stock to the stockholders of Loop Holdings, Inc. for the acquisition of Loop Holdings, Inc. pursuant to the terms and conditions of the Share Exchange Agreement.

Common Shares Issued for Cash

In August 2015, the Company sold 37,500 shares of common stock to two (2) investors at $0.80 per share, or $30,000 in aggregate for cash.

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Loop Industries, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2015 audited financial statements and related notes included in the Company’s Amendment No. 1 to Current Report on Form 8-K (File No. 000-54768; the “September 18, 2015 Amendment No. 1 to Form 8-K”), as filed with the SEC on September 18, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Loop Industries, Inc., f/k/a First American Group, Inc. and a Nevada corporation (the “Company”), was incorporated in the State of Nevada on March 11, 2010, and has a fiscal year end of last day of the month of February.

Recent Developments

Reverse Acquisition of Loop Holdings

On June 29, 2015, we completed a reverse acquisition transaction through a share exchange with Loop Holdings whereby we acquired all of the issued and outstanding shares of Loop Holdings in exchange for 23,282,500 shares of our common stock.

Under the terms and conditions of the Share Exchange Agreement, First American Group issued 23,282,500 shares of its common stock for the acquisition of all of the issued and outstanding shares of Loop Holdings. The number of common shares issued represented approximately 78.1% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement and Stock Redemption Agreements. The board of directors and the members of the management of First American Group resigned and the board of directors and the member of the management of Loop Holdings became the board of directors and the member of the management of the combined entities upon consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholders of Loop Holdings, Inc., for financial statement reporting purposes, the merger between First American Group and Loop Holdings was treated as a reverse acquisition, with Loop Holdings deemed the accounting acquirer and First American Group deemed the accounting acquiree under the acquisition method of accounting in accordance with the Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of Loop Holdings, Inc. (the accounting acquirer) are carried forward to First American Group (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of Loop Holdings, Inc. is being retroactively restated using the exchange ratio established in the Share Exchange Agreement and Stock Redemption Agreements to reflect the number of shares of First American Group issued to effect the acquisition. The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of Loop Holdings, Inc. immediately prior to the business combination to the unredeemed shares and the fair value of First American Group determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post combination reflects the equity structure of First American Group, including the equity interests the legal acquirer issued to effect the combination.

Loop Holdings was incorporated on October 23, 2014, in Nevada. We have never generated any revenues to date. The commercialization of our depolymerization technology is in its incipient stages and must be scaled-up before we can commercialize the technology and generate any revenues. The depolymerization technology underlying the business of Loop Holdings was originally developed by Hatem Essaddam, who sold the depolymerization technology to Loop Holdings for a purchase price of up to $1,300,000 pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essadam, Loop Holdings, and Daniel Solomita, our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors.

Our depolymerization of polyethylene terephthalate (PET) process is completed through a series of chemical reactions is completed at room temperature and under normal atmospheric pressure. The resulting monomers of the depolymerization is purified terephthalic acid and ethylene glycol.

Our depolymerization process is summarized as follows:

•	PET bottles are shredded into 5 mm size pieces;
•	Shredded PET is put into a large reactor, where certain chemicals are added;
•	The PET molecular chain begins to be broken down in 20 minutes;
•	Purified terephthalic acid (solid) and ethylene glycol (liquid) and mother liquor are separated using a combination of centrifugation and distillation;
•	The mother liquor is returned to the reactor to be reused in the process; and
•	Purified terephthalic acid and Ethylene Glycol are processed and packaged.

GOING CONCERN

To date the Company has no revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our September 18, 2015 Amendment No. 1 to Form 8-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments, accounts payable and intellectual property acquisition obligation approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Intellectual property (*)	15

_____________

(*) Amortized on a straight-line basis over the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian Dollar, the Company’s operating functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company is a newly formed corporation, or the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company is a newly formed corporation or the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are aiming to become an environmentally friendly manufacturer of purifiedterephthalicacid (PTA) andethelyneglycol (EG), these high purity specialty chemicals are mainly used in the production of Polyethylene terephthalate. We are currently building our first large scale pilot plant facility to gather empirical data to confirm whether our manufacturing technology performs as we have demonstrated on our small scale pilot plant. We estimate that the Company will expend approximately $700,000 in constructing the pilot plant, including the cost of construction, labor, equipment we will lease and/or purchase, permitting and analyzing the pilot plant data. Then, if the results of our manufacturing technology at the planned pilot plant facility are as predicted, and prospective purchasers of our resulting products have indicated that our products meet their quality standards, we plan to build a full scale commercial manufacturing facility. We anticipate that this facility will have the initial capacity to process approximately 10 metric tons an hour of PET plastic. Estimated costs for this facility are approximately $15 million dollars.

RESULTS OF OPERATIONS

THREE- AND SIX MONTH PERIODS ENDED AUGUST 31, 2015

We recorded no revenues for the three or six months ended August 31, 2015.

For the three months ended August 31, 2015, professional fees were $57,979, research and development expenses were $116,093, research and development expenses to a related party were $400,000, and general and administrative expenses were $78,535.

For the six months ended August 31, 2015, professional fees were $100,344, research and development expenses were $117,044, research and development expenses to a related party were $600,000, and general and administrative expenses were $97,731.

Our net loss for the six months ended August 31, 2015 was $917,239.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2015, we had a cash balance of $1,430,404. Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of August 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

AMENDMENTS TO ARTICLES OF INCORPORATION

On July 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Amendment to its Articles of Incorporation to change its name from “First American Group, Inc.” to “Loop Industries, Inc.” The change of name of the Company took effect on the OTCQB on September 21, 2015.

Effective October 19, 2015, “LLPP” became the Company’s new ticker symbol for its shares of common stock quoted on the OTCQX, in connection with its change of name to Loop industries, Inc.

On July 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Change, effecting a one-for-four (1:4) reverse split of the Company’s issued and outstanding shares of common. The reverse split took effect on the OTCQB on September 21, 2015.

CERTAIN RISKS ASSOCIATED WITH THE REVERSE STOCK SPLIT

The Reverse Stock Split will have possible anti-takeover effects.

Management of the Company may use the shares that will result from the effective increase in the number of authorized shares that will result from the approved Reverse Stock Split to resist a third-party transaction by, for example, diluting stock ownership of persons seeking to obtain control of the Company.

There can be no assurance that the total projected market capitalization of the Company’s common stock after the proposed Reverse Stock Split will be equal to or greater than the total projected market capitalization before the proposed Reverse Stock Split or that the price per share of the Company’s common stock following the Reverse Stock Split will either exceed or remain higher than the current anticipated per share.

There can be no assurance that the market price per new share of the Company’s common stock (the “New Shares”) after the Reverse Stock Split will rise or remain constant in proportion to the reduction in the number of old shares of the Company’s common stock (the “Old Shares”) outstanding before the Reverse Stock Split.

Accordingly, the total market capitalization of the Company’s common stock after the proposed Reverse Stock Split may be lower than the total market capitalization before the proposed Reverse Stock Split and, in the future, the market price of the Company’s common stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the proposed Reverse Stock Split. In many cases, the total market capitalization of a company following a Reverse Stock Split is lower than the total market capitalization before the Reverse Stock Split.

There can be no assurance that the Reverse Stock Split will result in a per share price that will attract investors, and a decline in the market price for the Company’s common stock after the Reverse Stock Split may result in a greater percentage decline than would occur in the absence of a Reverse Stock Split, and the liquidity of the Company’s common stock could be adversely affected following a Reverse Stock Split.

The market price of the Company’s common stock will also be based on the Company’s performance and other factors, some of which are unrelated to the number of shares outstanding. If the Reverse Stock Split is effected and the market price of the Company’s common stock declines, the percentage decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than would occur in the absence of a Reverse Stock Split. In many cases, both the total market capitalization of a company and the market price of a share of such company’s common stock following a Reverse Stock Split are lower than they were before the Reverse Stock Split. Furthermore, the liquidity of the Company’s common stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Stock Split.

The Company’s common stock trades as a “penny stock” classification which limits the liquidity for the Company’s common stock.

The Company’s stock is subject to “penny stock” rules as defined in Rule 3151-1, promulgated pursuant to the Securities Exchange Act of 1934, as amended. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The Company’s common stock is subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than U.S. $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As a result, all brokers or dealers involved in a transaction in which the Company’s shares are sold to any buyer, other than an established customer or “accredited investor,” must make a special written determination. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of the Company’s stockholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms will discourage their customers from trading in shares falling within the “penny stock” definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and stockholders may find it more difficult to sell their shares. An orderly market is not assured or implied as to First American Group’s common stock. Nor are there any assurances as to the existence of market makers or broker/dealers for First American Group’s common stock.

Principal Effects of the Reverse Stock Split

In addition to those risk factors noted above, the Reverse Stock Split will have the following effects:

General Corporate Changes - 4 Old Shares and owned by a stockholder would be exchanged for 1 New Share and the number of shares of the Company’s common stock issued and outstanding will be decreased proportionately based on the Reverse Stock Split.

If approved and effected, the Reverse Stock Split will be effected simultaneously for all of the Company’s issued and outstanding common stock. While the intent is for the proposed reverse split to affect all of the Company’s stockholders uniformly, the process of rounding up when any of the Company’s stockholders own a fractional share will result in a non-material change in each stockholder’s percentage ownership interest in the Company.

The Reverse Stock Split does not materially affect the proportionate equity interest in the Company of any holder of common stock or the relative rights, preferences, privileges or priorities of any such stockholder.

Fractional Shares -- Any fractional shares of common stock resulting from the reverse split will “round up” to the nearest whole number. No cash will be paid to any holders of fractional interests in the Company.

Authorized Shares -- The reverse split will not change the number of authorized shares of common stock of the Company, as stated in the Company’s Articles of Incorporation, as amended.

Accounting Matters -- The Reverse Stock Split will not affect the par value of the Company’s common stock. As a result, as of the effective time of the Reverse Stock Split, the stated capital on the Company’s balance sheet attributable to the Company’s common stock will be increased proportionately based on the Reverse Stock Split ratio, and the additional paid-in capital account will be credited with the amount by which the stated capital is increased. The per share net income or loss and net book value of the Company’s common stock will be restated because there will be a lesser number shares of the Company’s common stock outstanding.

Procedure for Effecting the Reverse Stock Split and Exchange of Stock Certificates

Upon effectiveness of the Reverse Stock Split, each outstanding share of common stock of the Company will automatically be converted on the effective date at the applicable Reverse Stock Split ratio. It will not be necessary for stockholders of the Company to exchange their existing stock certificates.

Certain of our registered holders of common stock may hold some or all of their shares electronically in book-entry form with our transfer agent. These stockholders do not have stock certificates evidencing their ownership of our common stock. They are, however, provided with a statement reflecting the number of shares registered in their accounts. If a stockholder holds registered shares in book-entry form with our transfer agent, no action needs to be taken to receive post-reverse stock split shares or cash payment in lieu of any fractional share interest, if applicable. If a stockholder is entitled to post-Reverse Stock Split shares, a transaction statement will automatically be sent to the stockholder’s address of record indicating the number of shares of common stock held following the reverse stock split.

Federal Income Tax Consequences of the Reverse Stock Split

The following is a summary of certain material federal income tax consequences of the Reverse Stock Split. It does not purport to be a complete discussion of all of the possible federal income tax consequences of the Reverse Stock Split and is included for general information only. Further, it does not address any state, local or foreign income or other tax consequences. Also, it does not address the tax consequences to holders that are subject to special tax rules, such as banks, insurance companies, regulated investment companies, personal holding companies, foreign entities, non-resident alien individuals, broker-dealers and tax-exempt entities. The discussion is based on the provisions of the United States federal income tax law as of the date hereof, which is subject to change retroactively as well as prospectively. This summary also assumes that the Old Shares were, and the New Shares will be, held as a “capital asset,” as defined in the Internal Revenue Code of 1986, as amended (i.e., generally, property held for investment). The tax treatment of a stockholder may vary depending upon the particular facts and circumstances of such stockholder. Each stockholder is urged to consult with such stockholder’s own tax advisor with respect to the tax consequences of the Reverse Stock Split.

No gain or loss should be recognized by a stockholder upon such stockholder’s exchange of Old Shares for New Shares pursuant to the Reverse Stock Split. The aggregate tax basis of the New Shares received in the Reverse Stock Split (including any fraction of a New Share deemed to have been received) will be the same as the stockholder’s aggregate tax basis in the Old Shares exchanged therefor. The stockholder’s holding period for the New Shares will include the period during which the stockholder held the Old Shares surrendered in the Reverse Stock Split.

TO ENSURE COMPLIANCE WITH TREASURY DEPARTMENT CIRCULAR 230, STOCKHOLDERS ARE HEREBY NOTIFIED THAT: (A) ANY DISCUSSION OF FEDERAL TAX ISSUES IN THIS INFORMATION STATEMENT IS NOT INTENDED OR WRITTEN TO BE RELIED UPON, AND CANNOT BE RELIED UPON BY STOCKHOLDERS FOR THE PURPOSE OF AVOIDING PENALTIES THAT MAY BE IMPOSED ON STOCKHOLDERS UNDER THE INTERNAL REVENUE CODE; (B) SUCH DISCUSSION IS INCLUDED HEREIN BY THE COMPANY IN CONNECTION WITH THE PROMOTION OR MARKETING (WITHIN THE MEANING OF CIRCULAR 230) BY THE COMPANY OF THE TRANSACTIONS OR MATTERS ADDRESSED HEREIN; AND (C) STOCKHOLDERS SHOULD SEEK ADVICE BASED ON THEIR PARTICULAR CIRCUMSTANCES FROM AN INDEPENDENT TAX ADVISOR.

The Company’s view regarding the tax consequences of the Reverse Stock Split is not binding on the Internal Revenue Service or the courts. Accordingly, each stockholder should consult with his or her own tax advisor with respect to all of the potential tax consequences to him or her of the Reverse Stock Split.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

Exhibit	Description

2.1	Share Exchange Agreement, dated June 29, 2015, by and among the First American Group Inc., Loop Holdings, Inc., a Nevada corporation, and the holders of common stock of Loop Holdings, Inc. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment
3.1.3	Certificate of Change
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

(2) Incorporated by reference to Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2015.

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

LOOP INDUSTRIES, INC.
(Name of Registrant)

Date: October 20, 2015	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer (principal administrative officer, principal financial officer and principal accounting officer)

