Form 10-Q
period 2015-11-30
Loop Industries, Inc.
filed 2016-01-19
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-54768

LOOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Avenue of the Stars, Suite 2520

Los Angeles, California 90067

(Address of principal executive offices, zip code)

(781) 821-6600

 (Registrant's telephone number, including area code)

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

As of January 18, 2016 there were approximately 29,810,800 shares of common stock, $0.0001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2015

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of November 30, 2015 (unaudited) and February 28, 2015.	F-1

	Consolidated Statements of Operations for the three and nine months ended November 30, 2015 (unaudited), and for the period from October 23, 2014 through November 30, 2015 (unaudited).	F-2

	Consolidated Statement of Changes in Stockholders' Equity for the period from October 23, 2014 through November 30, 2015 (unaudited).	F-3

	Consolidated Statements of Cash Flows for the nine months ended November 30, 2015 (unaudited).	F-4

	Notes to Financial Statements (unaudited).	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

Part II. Other Information

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	15

Signatures		16

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to obtain additional financing, our ability to scale-up our technology, prospective customers do not purchase our products, , the exercise of the majority control Daniel Solomita, the President and Chief Executive Officer holds of the Company's voting securities, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Loop Industries, Inc.

November 30, 2015 and 2014

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated balance sheets at November 30, 2015 (unaudited) and February 28, 2015	F-1

Consolidated statements of operations for the nine and three months ended November 30, 2015 and for the period from October 23, 2014 (inception) through November 30, 2014 (unaudited)	F-2

Consolidated statement of changes in stockholders' equity for the period from October 23, 2014 (inception) through November 30, 2015 (unaudited)	F-3

Consolidated statement of cash flows for nine months ended November 30, 2015 and for the period from October 23, 2014 (inception) through November 30, 2014 (unaudited)	F-4

Notes to the consolidated financial statements (unaudited)	F-5

4

Loop Industries, Inc.
Consolidated Balance Sheets

	November 30, 2015	February 28, 2015
	(Unaudited)

Assets
Current Assets
Cash	$837,745	$182,492
Prepayments	9,670	539,951

Total current assets	847,415	722,443

Property and Equipment
Machinery and equipment	154,006	-
Office equipment and furniture	3,242	-
Accumulated depreciation	(4,215)	-

Property and equipment, net	153,033	-

Intellectual Property
Intellectual property	445,050	445,050
Accumulated amortization	(32,149)	(9,892)

Intellectual property, net	412,901	435,158

Total assets	$1,413,349	$1,157,601

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$76,334	$-
Accrued compensation - officer	75,000	-
Accrued R&D - related party	400,000	-
Advances from related party	52,768	1,130
Intellectual property acquisition obligation	-	212,880

Total current liabilities	604,102	214,010

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.0001: 250,000,000 shares authorized; 29,810,800 and 20,498,750 shares issued and outstanding, respectively	2,981	2,050
Additional paid-in capital	3,373,290	1,197,140
Accumulated deficit	(2,567,024)	(255,599)

Total stockholders' equity	809,247	943,591

Total liabilities and stockholders' equity	$1,413,349	$1,157,601

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Operations

			For the period from
	For the nine months ended	For the three monthsended	October 23, 2014 (inception) through
	November 30, 2015	November 30, 2015	November 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	534,001	178,003	-
Professional fees	135,289	34,945	2,000
Research and development	143,165	26,121	12,242
Research and development - related party	1,300,000	700,000	-
General and administrative expenses	196,850	99,119	2,473

Total operating expenses	2,309,305	1,038,188	16,715

Loss from Operations	(2,309,305)	(1,038,188)	(16,715)

Other (Income) Expense
Foreign currency transaction (gain) loss	2,120	-	(7,276)

Other (income) expense, net	2,120	-	(7,276)

Loss before Income Tax Provision	(2,311,425)	(1,038,188)	(9,439)

Income Tax Provision	-	-	-

Net Loss	$(2,311,425)	$(1,038,188)	$(9,439)

Earnings per share
- Basic and Diluted	$(0.10)	$(0.03)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	22,859,669	29,810,800	19,000,000

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the period from October 23, 2014 (inception) through November 30, 2015
(Unaudited)

	Common stock par value $0.0001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

October 23, 2014 (inception)	-	$-	$-	$-	$-

Issuance of common shares for cash
at $0.00001 per share upon formation	17,000,000	1,700	(1,530)		170

Issuance of common shares for cash
at $0.00001 per share in October 2014	2,000,000	200	(180)		20

Issuance of common shares for cash
at $0.80 per share in December 2014	225,000	23	179,977		180,000

Issuance of fully vested, nonforfeitable
common shares for future services valued
at $0.80 per share in December 2014	890,000	89	711,911		712,000

Issuance of common shares for cash
at $0.80 per share in January 2015	225,000	23	179,977		180,000

Issuance of common shares for service valued
at $0.80 per share in January 2015	15,000	2	11,998		12,000

Issuance of common shares for cash
at $0.80 per share in February 2015	143,750	13	114,987		115,000

Net loss				(255,599)	(255,599)

Balance, February 28, 2015	20,498,750	2,050	1,197,140	(255,599)	943,591

Issuance of common shares for cash
at $0.80 per share in March 2015	202,500	20	161,980		162,000

Issuance of common shares for cash
at $0.80 per share in April 2015	2,406,250	241	1,924,759		1,925,000

Issuance of common shares for cash
at $0.80 per share in May 2015	150,000	15	119,985		120,000

Issuance of common shares for service valued
at $0.80 per share in May 2015	25,000	-	20,000		20,000
			.
Reverse acquisition adjustment
on June 29, 2015	6,515,800	652	(60,571)		(59,919)

Issuance of common shares for cash
at $0.80 per share on August 6, 2015	37,500	3	29,997		30,000

Cancellation of common shares for service valued
at $0.80 per share in May 2015	(25,000)	-	(20,000)		(20,000)

Net loss				(2,311,425)	(2,311,425)

Balance, November 30, 2015	29,810,800	$2,981	$3,373,290	$(2,567,024)	$809,247

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Cash Flows

		For the Period from
	For the nine months ended	October 23, 2014 (inception) through
	November 30, 2015	November 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(2,311,425)	$(9,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,215	-
Amortization expense	22,257	2,473
Common shares issued for services	534,001	-
Changes in operating assets and liabilities:
Prepayments	(3,720)	-
Accounts payable	76,334	-
Accrued compensation - officer	75,000	-
Accrued R&D - related party	400,000	-
Intellectual property obligation	(212,880)	6,966

Net Cash Used in Operating Activities	(1,416,218)	-

Cash Flows from Investing Activities
Purchase of property and equipment	(157,248)	-

Net Cash Used in Investing Activities	(157,248)	-

Cash Flows from Financing Activities
Advances from (Repayment to) stockholder	(8,281)	-
Proceeds from sale of common shares	2,237,000	-

Net Cash Provided by Financing Activities	2,228,719	-

Net Change in Cash	655,253	-

Cash - beginning of period	182,492	-

Cash - end of period	$837,745	$-

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

November 30, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Loop Industries, Inc. (formerlyFirst American Group Inc.)

Radikal Phones Inc. ("Radikal Phones") was incorporated under the laws of the State of Nevada on March 11, 2010. On October 7, 2010 Radikal Phones Inc. changed its name to First American Group Inc. The First American Group Inc. engaged in the development, sales and marketing of voice-over-Internet-protocol ("VOIP") telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising prior to the reverse acquisition of Loop Holdings, Inc.

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

Loop Holdings, Inc.

Loop Holdings, Inc. (the "Loop Holdings") was incorporated on October 23, 2014 under the laws of the State of Nevada. Loop Holdings, Inc. engages in the designing, prototyping and building a closed loop plastics recycling business leverage a proprietary de-polymerization technology.

Acquisition of Loop Holdings, Inc. Treated as a Reverse Acquisition

On June 29, 2015,Loop Industries, Inc. (formerlyFirst American Group Inc.) (the "First American Group"), entered into a share exchange agreement (the "Share Exchange Agreement") and stock redemption agreements (the "Stock Redemption Agreements"), by and amongFirst American Group, Loop Holdings, Inc., and all of the stockholders of Loop Holdings, Inc.

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

Note 2 -Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of Loop Holdings, Inc. as of and for the period from October 23, 2014 (inception) through February 28, 2015 and notes thereto contained in the amendment No. 4 to the Company's Current Report on Form 8-K.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Reverse Acquisition

Identification of the Accounting Acquirer

The Company considers factors in ASC paragraphs 805-10-55-10 through 55-15 in identifying accounting acquirer. The Company uses the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree. Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following: a. The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities. b. The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity. c. The composition of the governing body of the combined entity. The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. d. The composition of the senior management of the combined entity. The acquirer usually is the combining entity whose former management dominates the management of the combined entity. e. The terms of the exchange of equity interests. The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities.The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

Pursuant to ASC Paragraph 805-40-05-2 as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in paragraphs 805-10-55-11 through 55-15 results in identifying: a. The public entity as the acquiree for accounting purposes (the accounting acquiree) and b. The private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred and Non-controlling Interest

Pursuant to ASC Paragraphs 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts (see paragraph 805-40-45-2(a)). Therefore, in a reverse acquisition the non-controlling interest reflects the non-controlling shareholders' proportionate interest in the pre-combination carrying amounts of the legal acquiree's net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

Acquisition-Related Costs

Pursuant to FASB ASC Paragraph 805-10-25-23 acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder's fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The acquirer shall account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP.

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer's legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: a. The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts. b. The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations". c. The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination. d. The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this Topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest's proportionate share of the legal subsidiary's (accounting acquirer's) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

Pursuant to ASC Paragraphs 805-40-45-4 and 45-5 In calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share ("EPS") calculation) during the period in which the reverse acquisition occurs: a. The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. b. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): a. The income of the legal acquiree attributable to common shareholders in each of those periods. b. The legal acquiree's historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Principles of Consolidation

The Company applies the guidance of Topic 810 "Consolidation" of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except: (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent's power to control exists.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepayments, and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Pursuant to ASC Paragraph 360-10-35-21 the Company's long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Machinery and equipment (*)	5-7

Office equipment and furniture	3-5

__________

(*) Depreciated on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification ("Paragraph 840-10-25-1"). Pursuant to Paragraph 840-10-25-1 a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company's normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or Canadian Dollar, the Company's operating functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company is a newly formed corporation, or the Company's common shares are traded in one of the national exchanges the grant-date share price of the Company's common stock will be used to measure the fair value of the common shares issued; however, if the Company is a newly formed corporation or the Company's common shares are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

e.

The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option's contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs") and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 "Research and Development Arrangements") for research and development costs. Research and development costs are charged to expense as incurred.Research and development costs consist primarily of remuneration for material and testing costs for research and development.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Earnings per Share

Earnings per share ("EPS")is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company has no contingent shares issuance arrangements for the reporting period ended November 30, 2015 or 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03").

To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.

For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11").

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14").

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Impairment Testing and Amortization Expense

(i) Impairment Testing

The Company acquired machinery and equipment and placed in service in October 2015 and is in the process of developing its acquired intellectual property for commercial operations.

No events or changes in circumstances have occurred through November 30, 2015 to indicate that its carrying amount may not be recoverable.

(ii) Depreciation Expense

Depreciation expense was $4,215for the reporting period ended November 30, 2015.

Note 5 – Intellectual Property

On October 27, 2014, the Company ("Assignee") entered into an Intellectual Property Assignment Agreement (the " Intellectual Property Assignment Agreement") with Hatem Essaddam ("Assignor"), whereas (a) The Assignor has developed a certain technique and method allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure ("Technique"); (b) The Assignee wishes to develop a Polyethylene terephthalate depolymerization processing plant; and (c) The Assignor wishes to assign to the Assignee all of his rights, title and interests (including Intellectual Property rights), present and future, in and to the Technique. The key terms and conditions of the Intellectual Property Assignment Agreement are as follows:

Currency

Unless otherwise indicated, all dollar amounts referred to in this Agreement are stated in Canadian dollars.

Intellectual property acquisition obligations (including but not limited to a payment for $212,880) under the Agreement, however, have been paid in United States Dollars.

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

Purchase Price and Milestone Payments

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

Closing

Closing of the transactions under the Intellectual Property Assignment Agreement occurred on April 1, 2015, when Mr. Essaddam and 93197218 Quebec Inc., an entity controlled by Mr. Essaddam, executed an Assignment and Moral Rights Waiver to Loop Holdings, assigning the depolymerization technology underlying the business of Loop Holdings to Loop Holdings. Loop Holdings has paid all consideration (except for possible future royalty payments) and met all closing conditions under the Intellectual Property Assignment Agreement. As of April 1, 2015, Loop Holdings has full and unconditional title to, and there are no restrictions to the use of, the depolymerization technology and any other intellectual property the subject of Intellectual Property Assignment Agreement.

Accounting Treatment of Considerations Relating to Intellectual Property Assignment Agreement

The Company recorded CAD500,000 (approximately $445,050 using the midpoint spot rate of 1CAD=$0.8901) as the purchase price of the intellectual property on October 27, 2014, which is being amortized over the estimated useful life of 15 years from the date of the assignment.

The Company did not make any Milestone payment as none of the Milestones have been met as of November 30, 2015.

The Company recorded a consulting fee of CAD16,000 during the transition period.

The Company did not make any royalty payments as the Company is still in the process of commercializing the technologies with no sales or licensing revenue of the Intellectual Property as of November 30, 2015.

Impairment Testing and Amortization Expense

(i) Impairment Testing

The Company acquired the intangible assets in October 2014 and is in the process of developing acquired intellectual property for commercial operations and the management of the Company determined that there was no impairment of such assets at February 28, 2015.

No events or changes in circumstances have occurred through November 30, 2015 to indicate that its carrying amount may not be recoverable.

(ii) Amortization Expense

Amortization expense was $22,257 and $2,473 for the reporting period ended November 30, 2015 and for the period from October 23, 2014 (inception) through November 30, 2014, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and board of directors

Daniel Solomita	Chairman, CEO, Director and significant stockholder	(i) Advances to the Company	(i) Working capital

Don Danks	Director	(i) Office space	(i) Corporate office

Entity controlled by significant stockholder

8198381 Canada Inc.	An entity majority-owned and controlled by the Chairman, CEO and significant stockholder	(i) Research and development services	(ii) Research and development

Free Office Space

The Company has been provided office space by its Director at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Current Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Work-for-Hire Research and Development Arrangement and Technology Transfer Agreement with 8198381 Canada Inc.

8198381 Canada Inc.'s services enumerated through June 22, 2015 have never been memorialized in a writing but have previously agreed by way of oral contract to assign the PET Depolymerization Technology to the Company.

On June 22, 2015, Loop Holdings, Inc. ("Purchaser") memorialized its work-for-hire research and development arrangement with 8198381 Canada Inc. ("Seller") by entry into a technology transfer agreement ("Technology Transfer Agreement") and assigned/transferred technology and information from 8198381 Canada Inc. to the Company for work performed through June 22, 2015 under the 8198381 Canada Inc. Oral Contract.

Under the terms and conditions of the Technology Transfer Agreement, the Seller will invoice Purchaser on a monthly basis in the future, to perform work-for-hire research and development services related to the development of PET depolymerization technology, including but not limited to, the design and engineering of production facilities, equipment testing, cost reduction assessment of chemical processes, product purity testing and research and development related to PET plastic production facilities (the "PET Depolymerization Technology") and to assign the PET Depolymerization Technology to Purchaser.

Master Services Agreement with 8198381 Canada Inc.

On September 1, 2015, Loop Holdings, Inc. ("Loop") entered into a master services agreement ("Master Services Agreement") with 8198381 Canada Inc. ("8198381") with the following terms and conditions:

Engagement

8198381 shall perform the Services according to the terms and conditions set forth in this Agreement and the applicable SOW. Upon written request by LOOP, 8198381 shall submit to LOOP written progress reports describing the status of 8198381's performance of the Services. LOOP may request that 8198381 include, without limitation, the following items in such reports: (i) Services performed; (ii) total dollars charged; (iii) milestones or deadlines met and/or missed; and (iv) if applicable, 8198381's plan to remedy delays and previously missed milestones or deadlines. The Parties shall work in good faith to remedy any delay and/or missed milestones or deadlines. 8198381 may not subcontract any Services without the prior written consent of LOOP.

Compensation

Subject to the satisfactory review by LOOP of the Deliverables, Developments and Services performed hereunder, LOOP shall compensate 8198381 on a cost-plus basis, as set forth in the applicable SOW. 8198381 shall not proceed with or be reimbursed for any Services that (i) have not been authorized in advance by a LOOP Representative in connection with an applicable SOW or (ii) exceed any budget or expenditure limit set forth in an applicable SOW. 8198381 shall invoice LOOP on a monthly basis for work rendered during the prior month. During the term of this Agreement, 8198381 shall maintain complete and accurate books and records of the fees and expenses, including original documentation supporting all expenses, charged to LOOP in connection with the Services and Deliverables.

Ownership

The Parties hereby acknowledge and agree that LOOP will own all right, title and interest in and to the Technology, the Developments and the Deliverables and any Intellectual Property Rights that arise therefrom. 8198381 has no right to or interest in the work or product resulting from the Services (including, but not limited to, those arising out of or resulting from the use of all or any portion of the LOOP Data or either Party's existing Intellectual Property Rights), or any of the documents, reports or other materials created by 8198381 in connection with such Services, nor any right to or interest in any title, ownership or Intellectual Property Rights.

Term

The initial term of this Agreement shall begin on the Effective Date and shall continue for five years from the Effective Date, unless earlier terminated. Thereafter, unless either Party provides the other Party with a written notice of termination within 90 days prior to the conclusion of the then-current term, this Agreement shall automatically be renewed and extended for successive one-year terms after expiration of the initial term or then current term, unless otherwise terminated.

Note 7 – Commitments and Contingencies

Business Advisory/Consulting Agreements

Business Advisory Agreements

On December 1, 2014, the Company entered into consulting agreements with certain consultants ("the Consultants") with the following terms and conditions:

Services

The Consultants will provide consulting support and advisory services to include business expansion strategies and corporate finance.

Terms

The Agreement shall commence on the date above and shall continue for a period of twelve (12) months.

Consideration

Upon signing of the Agreements, the Consultants will be granted 890,000 shares of Loop Holdings common stock. The shares will be fully vested, fully earned, and nonforfeitable.

Accounting Treatment of the Consideration

The Company valued 890,000 fully vested, nonforfeitable common shares issued to the Consultants for obtaining services at $0.80 per share, the most recent PPM price, or $712,000 in aggregate, and booked the fair value of the equity instruments issued as prepaid consulting fees on the date of grant. The expenses of the consulting services are recognized as those services are received.

The Company recognized approximately $177,999 of consulting fees per quarter or $712,000 as of November 30, 2015.

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

Terms

a. Six thousand dollars ($6,000) for Month One, and four thousand dollars ($4,000) for each of both Months Two and Three. (For companies with a "Going Concern" or negative cash flow, fees are invoiced as a retainer due and are payable by the 1stof each month.) Retainers shall be pro-rated in the first and last months: January 15 to the end of the month is $3,000; February 1: $5,000; March 1: $4,000; April 1: $2,000). The initial retainer is due at program commencement. Thereafter, Client will be invoiced in advance and, if retainer or any other fee is not received by the 10th of the month or within 10 calendar days after being invoiced -- whichever comes last -- services are automatically suspended without deferral until the account is brought current.

b. Fifteen thousand (15,000) shares of Loop Industries restricted common stock as a one-time non-refundable retainer in consideration of Consultant's dedicated allocation of time on Client's behalf. The Restricted Stock shall be issued as fully-paid and non-assessable securities. The Company shall take all corporate action necessary for the issuance of Restricted Stock to be legally valid and irrevocable.For a period of thirteen months from the date of this Agreement, Client shall maintain its "status" as (1) a fully SEC reporting company, (2) listed on the OTCQB or a more senior exchange. Should Client fail to maintain said status for "five or more consecutive trading days", Client shall pay Consultant a one-time-ever fee of $6,500 cash due within ten days of the above referenced "fifth consecutive trading day."

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

Consideration

1.Salary

In consideration for services rendered herein, Polyven Group LLC shall invoice the Company a monthly fee of $5,000, which is equivalent to $60,000 on an annual basis up and until the full commercial operation of the Company's initial depolymerization plant in the Montreal area. After reach that milestone, Plyven Group LLC shall invoice the Company a fee of $8,000, which is equivalent to $96,000 on an annual basis.

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

1. Salary Compensation:

$12,500 was recorded as professional fees – consulting fees for the reporting period ended August 31, 2015.

2. Bonus and Incentives

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

Daniel Solomita (the "CEO") Employment Agreement

On June 29, 2015, the Company entered into employment agreement with Daniel Solomita ("Executive")with the following key terms and conditions:

Services

Executive is employed as President and Chief Executive Officer of the Company, reporting to the Company's Board of Directors (the "Board"). The duties and responsibilities of Executive shall include the duties and responsibilities for the direct supervision, direction and control of the Company's operations and activities. The Executive shall perform such duties as from time to time may be prescribed for him by the Board, in all cases to be consistent with Executive's corporate offices and positions.

Terms

The employment of Executive under this Agreement shall be for an indefinite term.

Compensation

During the Term, Executive shall receive a monthly base salary of $15,000, which is equivalent to $180,000 on an annualized basis. Executive's monthly base salary will be payable pursuant to the Company's normal payroll practices for payment of salary to executive employees. Executive's base salary will be reviewed as part of the Company's normal salary review process.

Bonus Shares

Pursuant to the Employment Agreement, the Company shall grant a bonus to Mr. Solomita as follows:

(i)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's securities are listed on an exchange or the OTCQX tier of the OTCMarkets;

(ii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's first full-scale production facility is in commercial operation; and

(iv)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's second full-scale production facility is in commercial operation.

The term "commercial operation" means a full-scale production facility of the Company produces 10 M/T per hour of PTA and EG combined, for a term of not less than six (6) months.

In lieu of an issuance of the shares common stock referenced, Daniel Solomita may, in his sole discretion, elect to receive such shares of common stock, in whole or in part, in the form of a restricted stock grant with a future vesting date, or a warrant or an option with no or a nominal exercise price.

Accounting Treatment of Compensation and the Bonus Shares

(i)	Compensation: The Company recorded $75,000 of compensation under this Employment Agreement for the interim period ended November 30, 2015.

(ii)	Bonus Shares: The Company did not grant any bonus shares as none of the condition for the issuance of the bonus shares have been met as of November 30, 2015.

Master Equipment Lease Agreement

On June 23, 2015, the Company ("Lessee") entered into a master equipment lease agreement ("Master Equipment Lease Agreement") with Komline-Sanderson Engineering Corp ("Lessor"), whereas, the Lessor agrees to lease to Lessee the paddle dryer equipment for the initial term of 10 hours of service. The key terms and conditions of the Master Equipment Lease Agreement are as follows:

Consideration

Initial deposit due prior to shipment of equipment is $10,000. The rental charge is $6,000 per month for a minimum of four months.

Onsite technical support is 8 hour work days including travel portal to portal in two trips $10,000.

Note 8 – Stockholders' Equity

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

(2)	Fifty (50) shares of common stock, par value $0.0001 per share, shall be issued after the change in exchange for each issued share of common stock, par value $0.001 per share.

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

Common Shares Issued for Cash

For the period from consummation of the Share Exchange Agreement to the reporting period ended August 31, 2015, the Company sold 37,500 shares of common stock to two (2) investors at $0.80 per share, or $30,000 in aggregate for cash.

Note 9 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Note 10 –Restatements of Previously Issued Consolidated Financial Statements

Subsequent to the original issuance of Loop Holdings's financial statements as of and for the period from October 23, 2014 (inception) through February 28, 2015, for the quarterly periods ended May 31, 2015 and August 31, 2015, the management of the Company identified certain misstatements during the periods. As a result of certain misstatements identified, its Board of Directors, in consultation with the management and Li and Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the periods, should no longer be relied upon because of certain misstatements identified. On December 1, 2014, the Company entered into consulting agreements with certain consultants ("the Consultants") for a period of twelve (12) months from the date of signing. Upon signing of the agreements, the Consultants will be granted 890,000 fully vested, nonforfeitable shares of Loop common stock. The Company valued 890,000 fully vested, nonforfeitable shares issued to the Consultants for obtaining services at $0.80 per share, the most recent PPM price, or $712,000 and booked the fair value of the equity instruments issued as consulting fees on the date of grant, which should have been booked as prepaid consulting fees on the date of grant and the expense of the consulting services should have been recognized as those services are received. Accordingly, the Company restated its previously issued financial statements for the periods. The details of the misstatements identified are set out below:

Misstatements as of and for the period from October 23, 2014 (inception) through February 28, 2015:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations – Income (Loss)

(i) To reverse 890,000 fully vested, nonforfeitable shares issued to parties other than employees for acquiring goods or services originally recorded as consulting fees on the date of grant.

Common stock par value $0.00001	$7	-

Additional paid-in capital	711,993	-

Consulting fees	(712,000)	712,000

(ii) To record 890,000 fully vested, nonforfeitable shares issued to parties other than employees for acquiring goods or services as prepaid consulting fees on the date of grant.

Prepaid consulting fees	712,000	-

Common stock par value $0.00001	(7)	-

Additional paid-in capital	(711,993)	-

(iii) To recognize consulting fees as those services are received.

Prepaid consulting fees	$(177,999)	-

Consulting fees	177,999	(177,999)

	-	$534,001

Misstatement as of and for the quarterly period ended May 31, 2015:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations – Income (Loss)

(iv) To recognize consulting fees as those services are received.

Prepaid consulting fees	$(177,999)	-

Consulting fees	177,999	(177,999)

		$(177,999)

Misstatement as of and for the quarterly period ended August 31, 2015:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations – Income (Loss)

(v) To recognize consulting service fees as those services are received

Prepaid consulting fees	$(177,999)	-

Consulting fees	177,999	(177,999)

		$(177,999)

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheets information:

The restated balance sheets are set out as follows:

Loop Industries, Inc.
Consolidated Balance Sheets

	August 31, 2015	August 31, 2015	August 31, 2015
	(Previously Reported)	(Adjustments)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)

Assets
Current Assets
Cash	$1,430,404	$-	$1,430,404
Prepayments	6,453	178,003	184,456

Total current assets	1,436,857	178,003	1,614,860

Property and Equipment
Equipment	9,801	-	9,801
Accumulated depreciation	(326)	-	(326)

Total property and equipment	9,475	-	9,475

Intellectual Property
Intellectual property	445,050	-	445,050
Accumulated amortization	(24,730)	-	(24,730)

Intellectual property, net	420,320	-	420,320

Total assets	$1,866,652	$178,003	$2,044,655

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$114,452	$-	$114,452
Accrued compensation - officer	30,000	-	30,000
Advances from related party	52,768	-	52,768

Total current liabilities	197,220	-	197,220

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.0001: 250,000,000 shares authorized; 29,810,800 and 20,498,750 shares issued and outstanding, respectively	2,981	-	2,981
Additional paid-in capital	3,373,290	-	3,373,290
Accumulated deficit	(1,706,839)	178,003	(1,528,836)

Total stockholders' equity	1,669,432	178,003	1,847,435

Total liabilities and stockholders' equity	$1,866,652	$178,003	$2,044,655

Statements of operations information:

The restated statements of operations are set out as follows:

Loop Industries, Inc.
Consolidated Statements of Operations

	For the six months	For the six months	For the six months	For the three months	For the three months	For the three months
	ended	ended	ended	ended	ended	ended
	August 31, 2015	August 31, 2015	August 31, 2015	August 31, 2015	August 31, 2015	August 31, 2015
	(Previously Reported)	(Adjustments)	(Restated)	(Previously Reported)	(Adjustments)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	-	355,998	355,998	-	177,999	177,999
Professional fees	100,344	-	100,344	57,979	-	57,979
Research and development	117,044	-	117,044	116,093	-	116,093
Research and development - related party	600,000	-	600,000	400,000	-	400,000
General and administrative expenses	97,731	-	97,731	78,535	-	78,535

Total operating expenses	915,119	355,998	1,271,117	652,607	177,999	830,606

Loss from Operations	(915,119)	(355,998)	(1,271,117)	(652,607)	(177,999)	(830,606)

Other (Income) Expense
Foreign currency transaction (gain) loss	2,120	-	2,120	-	-	-

Other (income) expense, net	2,120	-	2,120	-	-	-

Loss before Income Tax Provision	(917,239)	(355,998)	(1,273,237)	(652,607)	(177,999)	(830,606)

Income Tax Provision	-	-	-	-	-	-

Net Loss	$(917,239)	$(355,998)	$(1,273,237)	$(652,607)	$(177,999)	$(830,606)

Earnings per share
- Basic and Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.06)	$(0.02)	$(0.07)

Weighted average common shares outstanding
- Basic and Diluted	22,637,020	22,637,020	22,637,020	11,638,510	11,638,510	11,638,510

Statement of cash flows information:

The restated statements of cash flows are set out as follows:

Loop Industries, Inc.
Consolidated Statements of Cash Flows

	For the six months	For the six months	For the six months
	ended	ended	ended
	August 31, 2015	August 31, 2015	August 31, 2015
	(Previously Reported)	(Adjustments)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(917,239)	$(355,998)	$(1,273,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	326	-	326
Amortization expense	14,838	-	14,838
Common shares issued for services	-	355,998	355,998
Changes in operating assets and liabilities:
Prepayments	(503)	-	(503)
Accounts payable	114,452	-	114,452
Accrued compensation - officer	30,000	-	30,000
Intellectual property obligation	(212,880)	-	(212,880)

Net Cash Used in Operating Activities	(971,006)	-	(971,006)

Cash Flows from Investing Activities
Purchase of property and equipment	(9,801)	-	(9,801)

Net Cash Used in Investing Activities	(9,801)	-	(9,801)

Cash Flows from Financing Activities
Advances from (Repayment to) stockholder	(8,281)	-	(8,281)
Proceeds from sale of common shares	2,237,000	-	2,237,000

Net Cash Provided by Financing Activities	2,228,719	-	2,228,719

Net Change in Cash	1,247,912	-	1,247,912

Cash - beginning of period	182,492	-	182,492

Cash - end of period	$1,430,404	$-	$1,430,404

Supplemental disclosure of cash flow information:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Loop Industries, Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2015 audited financial statements and related notes included in the Company's Amendment No. 4 to Current Report on Form 8-K (File No. 000-54768; the "January 6, 2016 Amendment No. 4 to Form 8-K"), as filed with the SEC on January 6, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

OVERVIEW

Loop Industries, Inc., f/k/a First American Group, Inc. and a Nevada corporation (the "Company"), was incorporated in the State of Nevada on March 11, 2010, and has a fiscal year end of last day of the month of February.

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

Loop Holdings was incorporated on October 23, 2014, in Nevada. We are development stage company and have never generated any revenues. The commercialization of our depolymerization technology is in its incipient stages and must be scaled-up before we can commercialize the technology and generate any revenues. The depolymerization technology underlying the business of Loop Holdings was originally developed by Hatem Essaddam, who sold the depolymerization technology to Loop Holdings for a purchase price of up to $1,300,000 pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essadam, Loop Holdings, and Daniel Solomita, our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors.

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

GOING CONCERN

To date the Company has no revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our January 6, 2016 Amendment No. 4 to Form 8-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepayments, and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Pursuant to ASC Paragraph 360-10-35-21 the Company's long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Machinery and equipment (*)	5-7

Office equipment and furniture	3-5

__________

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

______________

(*) Amortized on a straight-line basis over the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or Canadian Dollar, the Company's operating functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company is a newly formed corporation, or the Company's common shares are traded in one of the national exchanges the grant-date share price of the Company's common stock will be used to measure the fair value of the common shares issued; however, if the Company is a newly formed corporation or the Company's common shares are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

e.

The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option's contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are aiming to become an environmentally friendly manufacturer of purified terephthalic acid (PTA) and ethelyne glycol (EG), these high purity specialty chemicals are mainly used in the production of Polyethylene terephthalate. We are currently building our first large scale pilot plant facility to gather empirical data to confirm whether our manufacturing technology performs as we have demonstrated on our small scale pilot plant. We estimate that the Company will expend approximately $700,000 in constructing the pilot plant, including the cost of construction, labor, equipment we will lease and/or purchase, permitting and analyzing the pilot plant data. Then, if the results of our manufacturing technology at the planned pilot plant facility are as predicted, and prospective purchasers of our resulting products have indicated that our products meet their quality standards, we plan to build a full scale commercial manufacturing facility. We anticipate that this facility will have the initial capacity to process approximately 10 metric tons an hour of PET plastic. Estimated costs for this facility are approximately $15 million dollars.

RESULTS OF OPERATIONS

THREE- AND NINE-MONTH PERIODS ENDED NOVEMBER 30, 2015

We recorded no revenues for the three or nine months ended November 30, 2015, or for the three and nine months ended November 30, 2015.

For the three months ended November 30, 2015, total operating expenses were $1,038,188, consisting of consulting fees of $178,003, professional fees of $39,945, research and development expenses of $26,121, research and development expenses to a related party of $700,000, and general and administrative expenses of $99,119.

For the nine months ended November 30, 2015, total operating expenses were $2,309,305, consisting of consulting fees of $534,001 professional fees of $135,289, research and development expenses of $143,165, research and development expenses to a related party of $1,300,000, and general and administrative expenses of $196,850.

Our net loss for the three and nine months ended November 30, 2015 was $1,038,188 and $2,309,305, respectively.

For the period from October 23, 2014 (inception) through November 30, 2014, the Company incurred total operating expenses of $16,715 and foreign currency transaction gain of $7,276, which resulted in the net loss of $9,439 for the period.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2015, we had a cash balance of $837,745 and a working capital balance of $243,313. Such cash amount was not sufficient to commence our 12-month plan of operation. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

SUBSEQUENT EVENTS

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

Exhibit	Description

2.1	Share Exchange Agreement, dated June 29, 2015, by and among the First American Group Inc., Loop Holdings, Inc., a Nevada corporation, and the holders of common stock of Loop Holdings, Inc. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (3)
3.1.3	Certificate of Change (3)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1) Incorporated by reference to the Registrant's Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

(2) Incorporated by reference to Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2015.

(3) Incorporated by reference to Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 20, 2015.

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

LOOP INDUSTRIES, INC.
(Name of Registrant)

Date: January 19, 2016	By:	/s/ Daniel Solomita
Daniel Solomita
President and Chief Executive Officer (principal administrative officer, principal financial officer and principal accounting officer)

