Form 10-Q/A
period 2015-11-30
Loop Industries, Inc.
filed 2016-01-20
CIK 1504678

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

EXPLANATORY NOTE

The Amendment No. 1 to Form 10-Q of Loop Industries, Inc. for the fiscal quarter ended November 30, 2015, is being made solely to furnish Exhibit 101, in accordance with Rule 405 of Regulation S-T. The original Form 10-Q, which this filing amends, was filed with the Securities and Exchange Commission on January 19, 2015 (the "Form 10-Q"), Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Default

If any party herein breaches the undertakings set forth in Sections 5.1.9 Non-compete (the Assignor), 5.1.10 Confidentiality or 5.1.11 Confidentiality and non-compete (Assignee and Intervenor) hereinabove, as applicable, and if such breach is not remedied within five (5) days of receipt of a written notice of default from one party to the breaching party (the "Defaulting Party"), the Defaulting Party shall pay the party victim of the breach (the "Non-Defaulting Party"), upon request, an amount of $1,000 per day as liquidated damages, without prejudice to any other recourse including, without limitation, injunctive relief.

Conditions

Waiver or Termination by the Assignor

The conditions contained in Section 6.3 hereof are inserted for the exclusive benefit of the Assignor and may be waived in whole or in part by the Assignor at any time. The Assignee acknowledges that the waiver by the Assignor of any condition or any part of any condition shall constitute a waiver only of such condition or such part of such condition, as the case may be, and shall not constitute a waiver of any covenant, agreement, representation or warranty made by the Assignee herein that corresponds or is related to such condition or such part of such condition, as the case may be. If any of the conditions contained in Section 6.3 hereof are not fulfilled or complied with as herein provided, the Assignor may, at or prior to the Closing Time at its option, rescind this Agreement by notice in writing to the Assignee and in such event the Assignor shall be released from all obligations hereunder, and unless the condition or conditions which have not been fulfilled are reasonably capable of being fulfilled or caused to be fulfilled by the Assignee, then the Assignee shall also be released from all obligations hereunder other than those which by their nature are meant to survive, including without limitation Sections 5.1.10 Confidentiality or 5.1.11 Confidentiality and non-compete (Assignee and Intervenor) and 5.1.12 Default.

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

LOOP INDUSTRIES, INC.
(Name of Registrant)

Date: January 20, 2016	By:	/s/ Daniel Solomita
Daniel Solomita
President and Chief Executive Officer (principal administrative officer, principal financial officer and principal accounting officer)

