Form 10-K
period 2016-02-29
Loop Industries, Inc.
filed 2016-06-15
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

______________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 31, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $12,519,448. At June 7, 2016, there were 30,768,135 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC. TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company's need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of the control over us by by Daniel Solomita, the Company's President and Chief Executive Officer, and Chairman of the Board of Directors, and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Loop Holdings, Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name "Radikal Phones Inc." We changed our name to "First American Group Inc." on October 7, 2010, and then we changed our name to our current name, "Loop Industries, Inc.", effective July 21, 2015. From our formation on March 11, 2010 until June 29, 2015, we were engaged in the development, sales and marketing of VoIP telephone services to enable end-users to place free phone calls over the Internet in return for viewing and listening to advertising. Mazen Kouta served as President, Treasurer and a director, and Zeeshan Sajid served as Secretary and a director of our company from April 27, 2010 until their resignation on June 29, 2015. Concurrent with their resignation, Messrs. Kouta and Sajid appointed Daniel Solomita, the President, Secretary, Treasurer and Chairman of the Board Directors of Loop Holdings. Upon his appointment as a director on June 29, 2015, Mr. Solomita appointed himself as President and Chief Executive Officer, Secretary and Treasurer, and appointed Don Danks as a director.

Reverse Acquisition of Loop Holdings

All references to shares of common stock in this Annual Report on Form 10-K give effect to a one-for-four (1:4) reverse split of the Company's issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

On June 29, 2015, Loop Industries, Inc., a Nevada corporation (the "Company"), entered into a Share Exchange Agreement, 2015 (the "Share Exchange Agreement"), by and among the Company, Loop Holdings, Inc., a Nevada corporation ("Loop Holdings"), and the holders of common stock of Loop Holdings. The holders of the common stock of Loop Holdings consisted of 40 stockholders. Closing of the transactions under the Share Exchange Agreement also took place on June 29, 2015.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement. Additionally, Daniel Solomita, the Company's new President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, became the holder of 17,000,000 shares of common stock of the Company, or 57.1% of the outstanding common stock of the Company, on a fully diluted basis. Donald Danks, also a director of the Company, became the beneficial holder of 1,000,000 shares of common stock of the Company. Pursuant to a Stock Redemption Agreement dated June 29, 2015 entered into commensurate with the share exchange, the Company redeemed 25,000,000 shares of First American Group common stock from two stockholders' for an aggregate redemption price of $16,000.

As a result of the share exchange, Loop Holdings became a wholly-owned subsidiary of the Company.

The share exchange transaction with Loop Holdings was treated as a reverse acquisition, with Loop Holdings as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Annual Report on Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Loop Holdings.

Issuance of One Share of Series A Preferred Stock to Daniel Solomita

On February 15, 2016, the Company and Mr. Solomita entered into an Amendment No. 1 to Employment Agreement (the "Amendment No. 1"), which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company's Series A Preferred Stock for consideration of Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1. The effect of Amendment No. 1 is to provide Mr. Solomita control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under Amendment No. 1, the Company created "blank check" preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita equals voting power equal to 65% of the voting power of the issued and outstanding shares of common stock of the Company so long a Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

Additionally, the one share of Series A Preferred Stock issued to Mr. Solomita contains protective provisions, which precludes the Company from taking the certain actions without Mr. Solomita's (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a) amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company's Bylaws;

(b) change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;

(c) reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

(d) authorize or effect any transaction constituting a Deemed Liquidation (as defined in this subparagraph) under the Articles, or any other merger or consolidation of the Company;

(e) increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

(f) declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series A Director);

(g) redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of common stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series A Director);

(h) create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(i) replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series A Director);

(j) transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series A Director);

(k) issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A Preferred Stock (unless approved by the Board of Directors, including the Series A Director);

(l) modify or change the nature of the Company's business;

(m) acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series A Director); or

(n) sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Overview of Loop Holdings

Our wholly owned subsidiary, Loop Holdings was incorporated on October 23, 2014, in Nevada.

The business of Loop Holdings is the principal business of the Company. Loop Holdings is in the business of depolymerizing waste plastics and converting them into valuable chemicals. We have never generated any revenues. The commercialization of our depolymerization technology is in its incipient stages must be scaled-up before we can commercialize the technology and generate any revenues. Commercialization will consist of selling depolymerized PET, and could, secondarily, the licensing of our depolymerization technology.

In addition to $445,050 paid by the Company under the Intellectual Property Assignment Agreement on April 1, 2015, the agreement provides that the Company will  make additional payments totaling CDN$800,000 to be paid to Mr. Essaddam within sixty (60) days of each of the following milestones (the "Milestones") having been met, as follows:

(i)	CDN$200,000 when an average of twenty (20) metric tons per day of terephthalic acid meeting the is produced by the Company for twenty (20) operating days;

(ii)	CDN$200,000 when an average of thirty (30) metric tons per day of terephthalic acid is produced by the Company for thirty (30) operating days;

(iii)	CDN$200,000 when an average of sixty (60) metric tons per day of terephthalic acid is produced by the Company for sixty (60) operating days; and

(iv)	CDN$200,000 when an average of one hundred (100) metric tons per day of terephthalic acid is produced by the Company for sixty (60) operating days.

As of February 29, 2016, and as of June 8, 2016, none of the Milestones have been met, and accordingly no CDN$200,000 payment has been made.

Additionally, the Company is obligated to make royalty payments of up to CDN$27,000,000, payable as follows:

(a)	10% of gross profits on the sale of all products derived by the Company from the technology assigned to the Company under the agreement;

(b)	10% of any license fee paid to the Company in respect of any licensing or other right to use the technology assigned to the Company and granted to a third party by the Assignee;

(c)	5% of any royalty or other similar payment made to the Company by a third party to whom a license or other right to use the technology assigned to the Company has been granted by the Company; and

(d)	5% of any royalty or other similar payment made to the Company by a third party in respect of a sub-license or other right to use the technology assigned to the Company granted by the third party.

As of February 29, 2016, and as of June 8, 2016, we have not made any royalty payments under the Intellectual Property Assignment Agreement.

Closing of the transactions under the Intellectual Property Assignment Agreement occurred on October 27, 2014, when Mr. Essaddam and 9319-7218 Quebec Inc., an entity controlled by Mr. Essaddam, executed an Assignment and Moral Rights Waiver to Loop Holdings, assigning the depolymerization technology underlying the business of Loop Holdings to Loop Holdings. Loop Holdings has paid all consideration (except for possible future royalty payments) and met all closing conditions under the Intellectual Property Assignment Agreement. As of October 27, 2014, and as of the date of the filing of this Annual Report on Form 10-K, Loop Holdings has full and unconditional title to, and there are no restrictions to the use of, the depolymerization technology and any other intellectual property the subject of Intellectual Property Assignment Agreement.

As used in this Annual Report on Form 10-K, the following two terms are being provided so investors can better understand our business.

PET is an acronym for polyethylene terephthalate, which is a plastic resin and a type of polyester. PET is the material which is most commonly used as plastic bottles to contain beverages, containers for food and other consumer products, and is usually identified by a number 1, often inside an image of a triangle, on the packaging.

Depolymerization of PET refers to any process used to chemically break down PET materials into a form so that they can be reused. Once the material is reused, such as for plastic beverage bottles, plastic food containers or fleece clothing, as only three of many examples, then the PET has been recycled.

Our depolymerization of PET process is completed through a series of chemical reactions. Once PET is depolymerized, the result is two principal parts called "monomers." The two monomers are called "purified terephthalic acid and ethylene glycol.

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

Our principal administrative offices are located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067. We operate from facilities near Montreal, Canada. Our website is www.loopindustries.com.

Summary of our Business

Our business focuses on depolymerizing waste plastics and converting them into valuable chemicals, ready to be reintroduced into the manufacturing of virgin plastics. Our proprietary technology breaks down polyethylene yerephthalate ("PET") into its base chemicals, purified terephthalic acid ("PTA") and ethylene glycol ("EG"), at a recovery rate of 100%.

Loop Holdings' technology uses waste PET plastics such as water bottles, soda bottles, consumer packaging, carpets and industrial waste as feedstock to process. These feedstock are readily available through municipal triage centers, industrial recycling and landfill reclamation projects.

Purified terephthalic acid is a high-value chemical currently selling at approximately $1,000 per metric ton, used mainly in the production of PET plastic and polyester fiber. The resulting product appears as a crystalline substance, which is then filtered, purified, dried and stored. We believe that the demand for terephthalic acid is expected to hit an all-time high of 60 million metric tons (132 billion pounds) in 2015 and 72 million metric tons (158.4 billion pounds) by 2020.

Ethylene glycol ("EG") is an organic compound primarily used as a raw material in the manufacture of polyester fibers and PET used in bottling. A small percentage is also used in industrial applications like antifreeze formulations and other industrial products. It is an odorless, colorless, syrupy, sweet-tasting liquid. Current selling price of EG is approximately $1,050 per metric ton. The global market volume for ethylene glycols was 16.5 million metric tons (36 billion pounds) in 2013 and is expected to reach 22.8 million metric tons (45 billion pounds) by 2020, growing at a CAGR of 4.7% from 2014 to 2020.

Raw Material

PET plastic is our source of feedstock. PET is a polyester showing excellent tensile and impact strength, chemical resistance, clarity, process ability and reasonable thermal stability. Although its main application by far is in the textile industry, tremendous quantities of this material are consumed in the manufacturing of soft-drink and water bottles, as well as in food packaging.

PET does not create a direct hazard to the environment, but due to its substantial fraction volume in the plastic waste stream and its high resistance to atmospheric and biological agents, it could be considered as a noxious material. PET accounts for 8% by weight and 12% by volume of the world's solid waste.

PET recycling represents one of the most successful and widespread examples of polymer recycling. The main driving force responsible for this extreme increase in recycling of post-consumer PET is its widespread use, particularly in the beverage and food industry.

PET bottles are characterized by high strength, low weight and permeability of gases (mainly CO 2), as well as by their aesthetic appearance (good light transmittance, smooth surface). They do not have any side effect on the human organism. Many attempts are currently directed toward recycling of PET waste, because of the interests in environmental protection, energy preservation and economic benefits.

Among the different recycling techniques (primary, mechanical, chemical and energy recovery), the acceptable one according to the principles of "sustainable development" is chemical recycling, since it leads to the formation of the raw materials from which the polymer is made, as well as of other secondary value-added products. Chemical recycling has been defined as the process leading to total Depolymerization of PET into monomers, or partial Depolymerization into oligomers and other chemical substances.

According to NAPCOR (National Association for PET Container Resources), in 2012 in the US:

•	PET bottles represented a total of 5.6 Billion lbs. of PET available to be recycled;

•	Only 1.72 Billion lbs. were collected; and

•	There was only a 30.8% PET bottle recycling rate.

The NAPCOR United Kingdom Statistics for 2011 PET Recycling include:

•	6.7 Billion plastic bottles were recycled in 2011;

•	52% of household plastic bottles were recycled; and

•	Only 24% of plastic is recycled or recovered.

Among the various methods of PET recycling the most common is mechanical recycling, which refers to operations that aim to recover plastics waste via mechanical processes (grinding, washing, separating, drying, re-granulating and compounding), thus producing recycled plastic that can be converted into new plastics products, often substituting for virgin plastics.

The disadvantages to mechanical recycling of PET are that sorting is very labor intensive, and high energy costs are associated with the processing of material. Mechanical PET recycling is also limited to single stream PET with no contamination. Other challenges include quality degradation and color of the feedstock.

Depolymerization

Depolymerization presents two unique advantages in recycling resin-based products: (i) the ability to return a recovered resin to virgin-resin-like quality, and (ii) the potential to recover a valuable feedstock from products that are economically challenging to recycle. When plastic is mechanically recycled, even small levels of contamination can compromise the performance of the resin. However, because Depolymerization breaks down plastics into monomer form, that contamination is removed.

We have developed a proprietary process that enables us to depolymerize PET into its purest form of purified terephthalic acid ("PTA") and ethylene glycol ("EG"), under normal atmospheric pressure and at room temperature. Our unique Depolymerization process can bring even degraded, colored or heavily contaminated PET that is not recyclable back to life in the form of its base monomers, terephthalic acid and ethylene glycol. The resulting monomers (PTA & EG) will be sold to virgin PET manufacturers such as DuPont and Invista.

We have had our depolymerized PET tested in third-party laboratory settings. Samples of PTA and EG have been sent to the University of Montreal, Canada, where purity testing has been conducted using a process known as high performance liquid chromatography ("HPLC-MS"), which tests for the level of impurities on a parts-per-million basis in the samples of PET and EG. We have also sent samples of PTA and EG to Uhde Inventa-Fischer, a division of ThyssenKrupp, which uses a testing process known as inductive coupled plasma atomic emission spectroscopy ("ICP-MS"), which tests for the level of presence of heavy metals and the presence of coloring on a parts-per-million basis. We have had this testing conducted to determine whether the PTA and EG meet certain levels of purity to be able to be used for making PET resin, and we have concluded that the PTA and EG are of industrial grade purity, or suitable for use in commercial beverage bottles. We are currently building a prototype model of our depolymerization plant.

The demand for terephthalic acid is expected to hit an all-time high of 60 million metric tons (132 Billion Pounds) in 2015 and 72 million metric tons (158.4 billion pounds) by 2020.

The global market volume for ethylene glycols was 16.5 million metric tons (36 billion pounds) in 2013 and is expected to reach 22.8 million metric tons (45 billion pounds) by 2020, growing at a CAGR of 4.7% from 2014 to 2020.

Prospective Future growth

We believe that PET depolymerization expansion will drive near-term growth for Loop Holdings by opening strategically depolymerization plants close to large supplies of raw PET plastic. The largest cities in the world produce the most waste. By opening depolymerization plants close to municipal triage centers where plastic sorting and recycling occurs, Loop Holdings ensures a large supply of feed material to transform. Acquisitions in the plastic sorting sector are also possibilities to control the feedstock of raw material.

Medium-term growth will occur with the production of virgin PET resin manufactured using our feedstock of recycled PTA and glycol. We will attempt to be the first company with the ability to market virgin PET resin made from 100% recycled material.

Our long-term growth is tied to our ability to depolymerize other plastics, such as Nylon 6, Nylon 6/6, HIPS and PE. We are also currently working on the depolymerization of nylon, which will enable us to economically recycle billions of pounds of nylon waste (mostly carpet waste) that is buried in landfills across the globe.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

On February 1, 2016, we received a Notice of Allowance for a U.S. patent application. (the "Patent"). The Notice of Allowance covers claims relating to the Company's proprietary technology for depolymerization of PET. Barring any unforeseen circumstances, the Company believes the Patent should be valid until July 2035, given that the Patent filing occurred in July 2015.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals for any of our products. We do not believe that we are subject to any government regulations relating to the conversion of waste into chemicals.

We will be required to comply with regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Employees

As of the date hereof, we have 12 employees, our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors Daniel Solomita, who works full-time for the Company.

Research and Development Expenditures

For the years ended February 29, 2016 and the period from October 24, 2014 to February 28, 2015, our research expenditures were $801,666 and $40,614, respectively.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

Reorganizations, Purchase or Sale of Assets

Other that the closing of the transactions under the Share Exchange Agreement on June 29, 2015, described above, there have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our executive offices are located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067. Our operational facilities are located near Montreal, Quebec, Canada. We do not own any real estate or other physical properties

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 19, 2015, the OTCQB tier of the OTC Markets Group Inc., under the stock symbol "LLPP." Between September 26, 2012, and October 28, 2015, our shares of common stock were quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol "FAMG". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

February 29, 2016	3.20	4.00
November 30, 2015	3.93	4.25
August 31, 2015	1.06	1.06
May 31, 2015	1.06	1.06
February 29, 2015	1.06	1.06
November 30, 2014	1.06	1.06
August 31, 2014	1.06	1.06
May 31, 2014	1.06	1.06

HOLDERS

As of June 9, 2016, there were 29,773,300 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 87 stockholders of record. We believe that we have more than 100 beneficial holders of our common stock.

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014, and their telephone number is (702) 818-5898.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at February 29, 2016.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended February 29, 2016.

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

All references to shares of common stock in this Annual Report on Form 10-K give effect to a one-for-four (1:4) reverse split of the Company's issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

Recent Developments

Reverse Acquisition of Loop Holdings

On June 29, 2015, we completed a reverse acquisition transaction through a share exchange with Loop Holdings whereby we acquired all of the issued and outstanding shares of Loop Holdings in exchange for 23,257,500 shares of our common stock.

Under the terms and conditions of the Share Exchange Agreement, First American Group issued 23,257,500 shares of its common stock for the acquisition of all of the issued and outstanding shares of Loop Holdings. The number of common shares issued represented approximately 78.1% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement and Stock Redemption Agreements. The board of directors and the members of the management of First American Group resigned and the board of directors and the member of the management of Loop Holdings became the board of directors and the member of the management of the combined entities upon consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholders of Loop Holdings, Inc., for financial statement reporting purposes, the merger between First American Group and Loop Holdings was treated as a reverse acquisition, with Loop Holdings deemed the accounting acquirer and First American Group deemed the accounting acquiree under the acquisition method of accounting in accordance with the Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of Loop Holdings, Inc. (the accounting acquirer) are carried forward to First American Group (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of Loop Holdings, Inc. is being retroactively restated using the exchange ratio established in the Share Exchange Agreement and Stock Redemption Agreements to reflect the number of shares of First American Group issued to effect the acquisition. The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of Loop Holdings, Inc. immediately prior to the business combination to the unredeemed shares and the fair valueof First American Group determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post combination reflects the equity structure of First American Group, including the equity interests the legal acquirer issued to effect the combination.

Loop Holdings was incorporated on October 23, 2014, in Nevada. We are a development company and have never generated any revenues. The commercialization of our depolymerization technology is in its incipient stages and must be scaled-up before we can commercialize the technology and generate any revenues. The depolymerization technology underlying the business of Loop Holdings was originally developed by Hatem Essaddam, who sold the depolymerization technology to Loop Holdings for a purchase price of up to $445,050 and contingent consideration consistent in up to CDN$800,000 pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essadam, Loop Holdings, and Daniel Solomita, our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors.

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

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are aiming to become an environmentally friendly manufacturer of purified terephthalic acid (PTA) and mono ethelyne glycol (MEG), these high purity specialty chemicals are mainly used in the production of Polyethylene terephthalate. We have completed the construction of our pilot plant facility which is capable of producing 5000 lbs. per day of high purity PTA and MEG, we are currently doing qualification testing of the resulting resin with potential costumers. We are currently refining our process to ensure an easy transition from pilot scale to full scale commercial manufacturing facility. We anticipate that this facility will have the initial capacity to process approximately 36,000,000 lbs. of PET plastic per year. Estimated costs for this facility are approximately $15 million dollars.

Results of Operations

For the year ended February 29, 2016 and the period from October 23, 2014 (Inception) to February 28, 2015

We recorded no revenues for the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015.

For the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, General and administrative expenses were $1,748,044, and $285,908, respectively. The increase of $1,462,136 was due primarily to the short 2015 period which included 5 months only vs twelve months in the year 2016. In addition, the increase is due to the intensification of the Company's operations including rent of a corporate office in Montreal, increased head count and additional costs related to compliance and public company operations, including professional fees, filing fees, payroll and related expenses. The increase is also the result of a charge of $277,700 corresponding to the fair value of warrants granted to employees and the amortization of $534,000 prepaid stock compensation costs.

For the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, Research and development expenses were $801,666, and $40,614, respectively. The increase of $761,052 was due primarily to the short 2015 period which included 5 months only vs twelve months in the year 2016. In addition, the increase is due to the intensification of the Company's operations including the start-up of a pilot plant in Montreal and increased head count. The increase is also the result of a charge of $126,806 corresponding to the fair value of warrants granted to employees.

For the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, Depreciation of fixed assets and amortization of intangible assets were $211,845, and $11,377, respectively. The increase of $200,468 was due primarily to the short 2015 period which included 5 months only vs twelve months in the year 2016. In addition, the increase is due to the intensification of the Company's operations including the start-up of a pilot plant in Montreal and the acquisition of approximately $1.5 Million of machinery and equipment during 2016.

Going Concern; Need for Additional Capital

As reflected in the accompanying consolidated financial statements included elsewhere in this Form 10K, the Company has no recurring source of revenue and during the year ended February 29, 2016, the Company incurred a net loss of $2.8 Million and used $1.1 Million cash in operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our auditor's report regarding our February 29, 2016, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business

There is no sufficient historical financial information about the Company upon which to base an evaluation of our performance. We have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our research and/or development, and possible cost overruns due to price and cost increases in services.

Liquidity and Capital Resources

At February 29, 2016 we had a cash balance of $422,586 and a negative working capital balance of $(353,455). Such cash amount will not be sufficient to continue our next 12-month plan of operations and fund our ongoing operational expenses. Subsequent to February 29, 2016, and up to the filing date, the Company sold 857,335 shares and received total proceeds of $2,572,006, including 204,667 shares for which the Company had received advances of $614,001 as of February 29, 2016. We will need to raise additional funds to finance the transition from pilot scale to commercial manufacturing facility and we believe that additional funding will likely come from debt financing or equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our next 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Critical Accounting Policies

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Intangible Assets

Management performs impairment tests of indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company's estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above. If the estimate of an intangible asset's remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Recently Issued Accounting Pronouncements

Please refer to footnote 2 of the accompanying financial statements for Management's discussion of recently issued, but not yet effective accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Loop Industries, Inc.

February 29, 2016

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated balance sheets at February 29, 2016 and February 28, 2015	F-2

Consolidated statements of operations and comprehensive loss for the twelve months ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015	F-3

Consolidated statement of changes in stockholders' equity for the twelve months ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015	F-4

Consolidated statement of cash flows for the twelve months ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015	F-5

Notes to the consolidated financial statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Loop Industries, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and subsidiaries as of February 29, 2016 and February 28, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loop Industries, Inc. and subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

June 15, 2016

Loop Industries, Inc.
Consolidated Balance Sheets

	February 29, 2016	February 28, 2015
Assets
Current Assets
Cash	$422,586	$209,796
Valued added tax and other receivables	253,041	33,114
Prepayments and other current assets	36,129	539,951
Total current assets	711,756	782,861

Property and Equipment
Machinery and equipment	1,126,147	11,990
Office equipment and furniture	108,030	586
Leasehold improvements	314,786	-
Accumulated depreciation and amortization	(149,609)	(1,343)
Property and equipment, net	1,399,354	11,233

Intellectual Property
Intellectual property	445,050	445,050
Accumulated amortization	(73,471)	(9,892)

Intellectual property, net	371,579	435,158

Total assets	$2,482,689	$1,229,252

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$363,083	$6,587
Accrued Officers Compensation	210,000	30,000
Intellectual Property Obligation	-	212,880
Advances from majority stockholder	492,128	68,031
Total current liabilities	1,065,211	317,498

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.001; 25,000,000 shares authorized; one share issued and outstanding at February 29, 2016	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 29,910,800 and 20,498,750 shares issued and outstanding, respectively	2,992	2,050
Additional paid-in capital	3,918,356	1,197,140
Common stock issuable, 204,667 shares	614,001	-
Accumulated deficit	(3,123,802)	(287,436)
Accumulated other comprehensive gain	5,931	-
Total stockholders' equity	1,417,478	911,754

Total liabilities and stockholders' equity	$2,482,689	$1,229,252

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	For the twelve months ended	For the period from October 23, 2014 (inception) to
	February 29, 2016	February 28, 2015

Revenue	$-	$-

Operating Expenses -
General and administrative	1,748,044	285,908
Research and development	801,666	40,614
Depreciation of fixed assets and amortization of intangible assets	211,845	11,377
Cost of reverse merger	60,571	-
Foreign exchange loss (gain)	14,240	(50,463)
Total operating expenses	2,836,366	287,436

Net Loss	$(2,836,366)	$(287,436)

Other comprehensive income -
Foreign currency translation adjustment	5,931	-
Comprehensive Loss	$(2,830,435)	$(287,436)

Loss per share
- Basic and Diluted	$(0.10)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	27,359,605	19,853,575

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the period from October 23, 2014 (inception) through February 29, 2016

	Common stock par value $0.0001		Preferred stock par value $0.001		Additional	Common		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

October 23, 2014 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common shares upon formation	19,000,000	1,900			(1,710)				190

Issuance of common shares for cash	593,750	59			474,941				475,000

Issuance of fully vested, nonforfeitable common shares for future services	890,000	89			711,911				712,000

Issuance of common shares for services	15,000	2			11,998				12,000

Net loss							(287,436)		(287,436)

Balance, February 28, 2015	20,498,750	2,050	-	-	1,197,140	-	(287,436)	-	911,754

Issuance of common shares for cash	2,796,250	280			2,236,720				2,237,000

Common stock issuable						614,001			614,001

Fair value of Warrants issued for services					404,506				404,506

Fair value of Shares Issued as a Settlement	100,000	10			79,990				80,000

Issuance of common shares upon reverse merger	6,515,800	652							652

Foreign currency translation								5,931	5,931

Issuance of preferred share to an officer			1	-

Net loss							(2,836,366)		(2,836,366)

Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$614,001	$(3,123,802)	$5,931	$1,417,478

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

		For the Period from
	For the twelve months ended	October 23, 2014(inception) through
	February 29, 2016	February 28, 2015
Cash Flows from Operating Activities
Net loss	$(2,836,366)	$(287,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	148,266	1,485
Amortization expense	63,579	9,892
Amortization of the fair value of common shares issued for services	534,000	178,000
Fair value of shares issued for services and settlement	80,000	12,000
Fair value of warrants issued for services	404,506	-
Cost of reverse merger	60,571	-
Changes in operating assets and liabilities:
Valued added tax and other receivables	(219,927)	(33,114)
Prepayments and other current assets	(29,674)	(5,951)
Accounts payable and accrued liabilities	350,345	6,587
Accrued officer compensation	180,000	30,000
Intellectual property obligation	(212,880)	212,880
Advances from majority stockholder	369,825	68,031
Net Cash Provided by (Used in) Operating Activities	(1,107,755)	192,374

Cash Flows from Investing Activities
Purchases of property and equipment	(1,598,723)	(12,718)
Purchases of intellectual property	-	(445,050)
Net Cash Used in Investing Activities	(1,598,723)	(457,768)

Cash Flows from Financing Activities
Proceeds from sales of common shares	2,237,000	475,190
Advances from issuable common shares	614,001	-
Net Cash Provided by Financing Activities	2,851,001	475,190

Effect of exchange rate changes	68,267	-
Net Change in Cash	212,790	209,796

Cash - beginning of period	209,796	-

Cash - end of period	$422,586	$209,796

Supplemental disclosure of cash flow information:

Income tax paid	$-	$-

Non-cash investing and financing activities:

Fair value of common stock issued for services that was recorded as prepaid expense	$-	$534,000
Net Liabilities assumed upon reverse merger	$59,919	$-

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Year Ended February 29, 2016 and the period from October 23, 2014 (Inception) to February 28, 2015

Notes to the Consolidated Financial Statements

Note 1 – The Company and basis of Presentation

The Company

Loop Holdings, Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name "Radikal Phones Inc." We changed our name to "First American Group Inc." on October 7, 2010, and then we changed our name to our current name, "Loop Industries, Inc.", effective July 21, 2015.

On June 29, 2015, Loop Industries, Inc. entered into a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, and the holders of common stock of Loop Holdings, Inc. Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement.

Pursuant to a Stock Redemption Agreement dated June 29, 2015 entered into commensurate with the share exchange, the Company redeemed 25,000,000 shares of First American Group common stock from two stockholders' for an aggregate redemption price of $16,000.

As the former owners and management of Loop industries have voting and operating control of the Company after the share exchange, the transaction has been accounted for as a recapitalization with the Loop deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. No step-up in basis or intangible assets or goodwill will be recorded and the aggregate cost of $60,571 representing the net liabilities assumed of $35,243, $16,000 cost of the redeemed shares and closing costs of $9,328 has been reflected as a cost of the transaction. The consolidated financial statements reflect the historical results of Loop Industries prior to the Share Exchange, and that of the combined company following the Share Exchange.

The Company engages in the designing, prototyping and building a closed loop plastics recycling business that leverages a proprietary de-polymerization technology.

All references to shares of common stock in this Annual Report on Form 10-K give retro actvie effect to a one-for-four (1:4) reverse split of the Company's issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("US GAAP") and comprise the consolidated financial position and results of operations of Loop Industries Inc. and an operating division of 8198381 Canada Inc., (Loop Canada) a Canadian Company that is owned 100% by the majority shareholder of Loop Industries Inc.

The Company determined due to the close association between the Company and the division of Loop Canada, the ongoing management of Loop Canada by the Company's majority stockholder, that the activities of Loop Canada are principally related to the Loop Industries, Inc., and the Company's the right to receive the outputs from the activities of Loop Canada which could potentially be significant to the Company, Loop Canada is a variable interest entity requiring consolidation with the Company. The Company determined that it is both the Primary beneficiary and provider of financial support to these Loop Canada operations.

The financial statements of Loop Industries, Inc. have been retroactively restated to reflect the consolidation of Loop Canada beginning with the earliest period presented. Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the year ended February 29, 2016, the Company incurred a net loss of $2.8 Million, used cash in operations of $1.1 Million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months or for us to achieve our business plan to finalize the transition to our facilities from pilot scale to a full scale commerical manufacturing facility. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing. The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property and equipment, analysis of impairments of recorded intangibles, accruals for potential liabilities and assumptions made in calculating the fair value of certain stock instruments.

Fair value of financial instruments

The Company applies FASB ASC 820, Fair Value Measurement, which defines fair value and establishes a framework for measuring fair value and making disclosures about fair value measurements. FASB ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of financial instruments and the characteristics specific to them. Financial instruments with readily available quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

There are three levels within the hierarchy that may be used to measure fair value:

Level 1	—	A quoted price in an active market for identical assets or liabilities.

Level 2	—

Significant pricing inputs are observable inputs, which are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Level 3	—

Significant pricing inputs are unobservable inputs, which are inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value measurements level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepayments, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Foreign Currency Translations and Transactions

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended,
	2016	2015
Period end Canadian $: US Dollar exchange rate	$0.74	$0.80
Average period Canadian $: US Dollar exchange rate	$0.77	$0.89

Expenditures are translated at the average exchange rate for the period presented.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Value added tax and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of February 29, 2016, the computed net recoverable sale taxes amount to $253,041 for which the Company expects to receive full reimbursement. The Company has filed all necessary returns to recover this tax.

Property and Equipment

Property and equipment are recorded at cost and are amortized over their estimated useful lives using the straight-line method over the following periods:

Office equipment and furniture	5-8 years
Machinery and Equipment	5-7 years
Leasehold improvements	3 years

Leaseholds improvements are amortized over the shorter of the related lease terms or their estimated useful lives. Costs related to repairs and maintenance of property and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the Company writes off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, the Company did not recognize any impairment for its property and equipment.

Intangible Assets

Management performs impairment tests of indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company's estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above. If the estimate of an intangible asset's remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

As of February 29, 2016 and February 28, 2015 the Company determined that there were no indicators of impairment of its recorded intangible assets.

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Income Taxes

The Company calculates its income tax charge on the basis of the tax laws enacted at the balance sheet date in the countries where the Company and its subsidiaries operate and generate taxable income, in accordance with FASB ASC 740, IncomeTaxes. The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015 amounted to $801,666 and $40,614, respectively.

Net Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260 Earnings per share. Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 2,322,334 outstanding warrants as of February 29, 2016. There were no warrants outstanding as of February 28, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years ending after December 15, 2017 but now permitted organizations such the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has determined to adopt ASU 2014-09 in Fiscal 2017 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company's consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company's financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will adopt ASU 2014-15 on the Company's financial statement presentation and disclosures beginning in 2016.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Property and Equipment

	Estimated
	Useful	February 29,	February 28,
	Life	2016	2015
	(years)

Machinery and Equipment	5 - 7	$1,126,147	$11,990
Office equipment and furniture	5 - 8	108,030	586
Leasehold improvements	3	314.786	-

		1,548,963	12,576
Less: accumulated depreciation		(149,609)	(1,343)
Property and equipment, net		$1,399,354	$11,233

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $148,266 and $1,485 for the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, respectively.

Note 4 – Intellectual Property

On October 27, 2014, the Company entered into an intellectual property agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The Company will use such technique in its processing plant. The technology is being amortized using the straight-line method over the estimated used life of the patents 7 years. As of February 28, 2015 $212,800 of the purchase price was outstanding, which amount was paid in full during the year ended February 29, 2016.

In addition to the $445,050 paid by the Company under the Intellectual Property Assignment Agreement, the Company is required to make additional payments totaling CDN$800,000 Mr. Essaddam within sixty (60) days of each of the following milestones (the "Milestones") having been met, as follows:

(i)	CDN$200,000 when an average of twenty (20) metric tons per day of terephthalic acid meeting the is produced by the Company for twenty (20) operating days;

(ii)	CDN$200,000 when an average of thirty (30) metric tons per day of terephthalic acid is produced by the Company for thirty (30) operating days;

(iii)	CDN$200,000 when an average of sixty (60) metric tons per day of terephthalic acid is produced by the Company for sixty (60) operating days; and

(iv)	CDN$200,000 when an average of one hundred (100) metric tons per day of terephthalic acid is produced by the Company for sixty (60) operating days.

As of February 29, 2016 the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional CDN$200,000 payment has been made.

Additionally, the Company is obligated to make royalty payments of up to CDN$27,000,000, payable as follows:

(a)	10% of gross profits on the sale of all products derived by the Company from the technology assigned to the Company under the agreement;

(b)	10% of any license fee paid to the Company in respect of any licensing or other right to use the technology assigned to the Company and granted to a third party by the Assignee;

(c)	5% of any royalty or other similar payment made to the Company by a third party to whom a license or other right to use the technology assigned to the Company has been granted by the Company; and

(d)	5% of any royalty or other similar payment made to the Company by a third party in respect of a sub-license or other right to use the technology assigned to the Company granted by the third party.

As of February 29, 2016, we have not made any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $63,579 and $9,892 for the year ended February 29, 2016 and the period from October 23, 2014 (inception) to February 28, 2015, respectively

Future estimated patent amortization costs are:

Year Ended February 28,	Amount
2017	63,579
2018	63,579
2019	63,579
2020	63,579
2021	63,579
Thereafter	53,684
Total	$371,579

Note 5 – Related Party Transactions

Advances from Major Shareholder

During the years ended February 29, 2016 and February 28, 2015, Mr. Daniel Solomita, the Company's major stockholder and CEO, or companies controlled by him, made advances of $369,825 and $68,031 respectively to the Company. The amounts due these entities as of February 29, 2016 and February 28, 2015 were of $492,128 and $68,031, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

Employment Agreement and Accrued Compensation due Major Shareholder

The Company entered into employment agreement with Daniel Solomita, the Company's President and Chief Executive Officer for an indefinite term. During the term, officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $180,000 and $30,000 during the years ended February 29, 2016 and February 28, 2015, respectively. As of February 29, 2016 and February 28, 2015, accrued compensation of $210,000 and $30,000, respectively, was due to Mr. Solomita.

In addition, the Company agreed to issue the officer 4 million shares of the Company's common stock, in tranches of one million shares each, if certain milestones were met. The bonus of 4,000,000 shares of common stock is payable to Mr. Solomita as follows:

(i)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's securities are listed on an exchange or the OTCQX tier of the OTCMarkets;

(ii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's first fill-scale production facility is in commercial operation; and

(iv)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's second full-scale production facility is in commercial operation.

The milestones had not been met as of February 29, 2016.

On February 15, 2016, the Company and Mr. Solomita entered into an Amendment No. 1 to Employment Agreement (the "Amendment No. 1"), which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company's Series A Preferred Stock for consideration of Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1 (See Note 6)

Note 6 – Stockholders' Equity

Series A Preferred Stock

On February 15, 2016, the Company and Mr. Solomita entered into an Amendment No. 1 to Employment Agreement (the "Amendment No. 1"), which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company's Series A Preferred Stock for consideration of Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1. The effect of Amendment No. 1 is to provide Mr. Solomita control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under Amendment No. 1, the Company created "blank check" preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita equals voting power equal to 65% of the voting power of the issued and outstanding shares of common stock of the Company so long a Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

Additionally, the one share of Series A Preferred Stock issued to Mr. Solomita contains protective provisions, which precludes the Company from taking certain actions without Mr. Solomita's (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a) amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company's Bylaws;

(b) change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;

(c) reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

(d) authorize or effect any transaction constituting a Deemed Liquidation (as defined in this subparagraph) under the Articles, or any other merger or consolidation of the Company;

(e) increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

(f) declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series A Director);

(g) redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of common stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series A Director);

(h) create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(i) replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series A Director);

(j) transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series A Director);

(k) issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A Preferred Stock (unless approved by the Board of Directors, including the Series A Director);

(l) modify or change the nature of the Company's business;

(m) acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series A Director); or

(n) sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Common Stock

During the year ended February 29, 2016, the company sold;

(i)	2,796,250 shares of its common stock at a price of $.80 per share, resulting in proceeds to the Company of $2,237,000

(ii)

204,667 shares of its common stock and 102,334, warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $614,001. These shares have not yet been issued and have been reflected as common stock issuable on the accompanying statement of stockholders' equity.

During the year ended February 28, 2015, the Company issued;

(i)	593,750 shares of its common stock at a price of $.80 per share for net proceeds of $475,000

(ii)

905,000 shares of its common stock for services valued at $724,000. The Company determined that services valued at $534,000 were not yet performed as of February 28, 2015, and such amount was recorded as a prepaid expense. Such amount was amortized as an expense during the year ending February 29, 2016.

(iii)	19,000,000 shares of its common stock upon formation.

Upon consummation of the Share Exchange Agreement on June 29, 2015, the Company issued 6,515,180 shares of its common stock to the pursuant to the terms and conditions of the Share Exchange Agreement.

Warrants

The Company has not adopted a formal stock option plan. However, it has made periodic non-plan grants of warrants for services and financing.

During the year ended February 29, 2016, the Company issued warrants to purchase 2,220,000 shares of the Company's common stock at an exercise price of $.80 per share for services. The fair value of the warrants granted during the year ended was determined to be $1,210,788. During the year ended February 29, 2016, the Company amortized $404,506 of these costs which are included in operating expense. As of February 29, 2016 the unamortized balance of these costs was $806,282 which will be amortized over the next two years. There was no intrinsic value of these warrants at February 29, 2016.

During the year ended February 29, 2016, the Company issued warrants to purchase 102,334 shares of the Company's common stock at an exercise price of $6.00 per share to certain investors upon the sale of its equity securities.

The table below summarizes the Company's warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, February 28, 2015	-	$-	$-	$-

Granted	2,322,334	$0.80 to $6.00	1.03	-

Canceled	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Balance, February 29, 2016	2,322,334	$0.80 to $6.00	$1.03	$-

Earned and exercisable, February 29, 2016	782,334	$0.80 to $6.00	$1.48	$-

Unvested, February 29, 2016	1,540,000	$0.80 to $6.00	$0.80	$-

The following table summarizes information concerning outstanding and exercisable warrants as of February 29, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	2,220,000	1.73	$0.80	680,000	1.73	$0.80
$6.00	102,334	0.97	$6.00	102,334	.97	$6.00

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended February 29, 2016
Expected life years	1 to 2 Years

Expected volatility	87.99%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate	0.87%

Note 7 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At February 29, 2016, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $1,049,031 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company's net deferred tax assets of approximately $367,000 was not considered more than likely than not and accordingly, the potential tax benefits for the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately by $295,000 and $72,000 for the reporting period ended February 29, 2016 and the period from October 24, 2014 (inception) to February 28, 2015, respectively.

Components of deferred tax assets in the consolidated balance sheet are as follows:

	February 29, 2016	February 28, 2015
Net deferred tax assets – non current:

Expected income tax benefit from NOL carry-forwards	$367,196	$71,960

Less valuation allowance	(367,196)	(71,960)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations and Comprehensive Loss:

Reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended February 29, 2016	For the reporting period ended February 28, 2015
Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Commitments and Contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $87,464 as at February 29, 2016 and include the following future amounts payable:

February, 2016

February 2017	$74,969
February 2018	12,495

Total	$87,464

Note 9 – Geographic Information

As of February 29, 2016 and February 28, 2015, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Year ended February 29, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	1,357,728	390,316	1,748,044
Research and development	274,132	527,534	801,666
Depreciation and amortization	71,683	140,162	211,845
Cost of reverse merger	60,571	-	60,571
Foreign exchange loss (gain)	-	14,240	14,240
Loss from operations	$1,764,114	$1,072,252	$2,836,366

	As at February 29, 2016
	United States	Canada	Total

Current assets	$455,393	$256,363	$711,756
Property and equipment, net	158,413	1,240,941	1,399,354
Intangible assets, net	371,579	-	371,579
Total assets	$985,385	$1,497,304	$2,482,689

Current liabilities	$182,673	$882,538	$1,065,211
Equity	2,702,980	(1,285,502)	1,417,478
Total liabilities and equity	$2,885,653	$(402,964)	$2,482,689

	Period ended February 29, 2015
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	224,877	61,031	285,908
Research and development	12,241	28,373	40,614
Depreciation and amortization	9,892	1,485	11,377
Cost of reverse merger	-	-	-
Foreign exchange loss (gain)	(41,412)	(9,051)	(50,463)
Loss from operations	$205,598	$81,838	$287,436

	As at February 29, 2015
	United States	Canada	Total

Current assets	$722,443	60,418	$782,861
Property and equipment, net	-	11,233	11,233
Intangible assets, net	435,158	-	435,158
Total assets	$1,157,601	71,651	$1,229,252

Current liabilities	$214,010	103,488	$317,498
Equity	993,591	(81,837)	911,754
Total liabilities and equity	$1,207,601	21,651	$1,229,252

Note 10 – Subsequent Events

Issuance of common shares and warrants

In June 1, 2016, the Board of Directors approved the issuance and sale of 500,000 Units, at an offering price of $6.00 per Unit consisting of two shares of the Corporation's common stock, par value $.0001 per share and one warrant to purchase one share at an exercise price of $6.00 per share for aggregate proceeds of $5,000,000. As of the filing date, the Company has sold 857,335 shares and received total proceeds of $2,572,006, including 204,667 shares for which the Company had received advances of $614,001 as of February 29, 2016.

Transfer of Assets and Liabilities

On May 24, 2016, 9449507 Canada Inc. was incorporated in order to absorb all of the assets and liabilities pertaining to the pilot plant commissioned by Loop Industries Inc. to 8198381 Canada Inc. The transfer of the assets and liabilities will be executed following a letter of intent signed to that effect on June 13, 2016. It is intended that, subsequent to such transaction, the shares of 9449507 Canada Inc., which are wholly owned by Mr. Solomita, will be transferred to Loop Industries Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 29, 2016.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of February 29, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on that evaluation, completed only by Daniel Solomita, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Solomita concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Solomita, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of February 29, 2016.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended February 29, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer's and director's and their respective age's as of February 29, 2016 are as follows:

Name	Age	Positions

Daniel Solomita	40	President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors

Donald Danks	58	Director

Daniel Solomita, age 40

President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors

Daniel Solomita has served as our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, since June 29, 2015. Daniel has been involved in the plastic recycling business since 2009, focusing on developing landfill remediation projects across North America, working with companies such as Invista, Du Pont, and Ascend Performance Materials. Mr. Solomita has also served as the President, Secretary, Treasurer and sole Director of Loop Holdings, Inc., our wholly-owned subsidiary since November 4, 2014. From 2010 until 2014, Mr. Solomita served as President of Dragon Polymers. Since 2012, Mr. Solomita has owned and operated 8198381 Canada Inc., which does business as "SMH Recycling" and is, a plastics trading business, working with companies from Vietnam, Hong Kong, Germany and China. SMH Recycling has nominal operations, and Mr. Solomita 's duties with 8198381 Canada Inc. are as an owner maintaining the existence of the entity. From 1999 until 2011, Mr. Solomita was a senior infrastructure manager for Bell Canada. From 1977 until 1998, Mr. Solomita attended PPI Montreal, where became a Microsoft Certified System Engineer. From 1993 until 1995 Mr. Solomita attended Dawson College, in Quebec, Canada, where he studied Business Administration and 1996, he attended Concordia University, where he studied Management Information Systems and obtained a degree in Microsoft System Engineering and Veritas Backup Architecture. Mr. Solomita's knowledge of and career at Loop Holdings led to our conclusion that he should serve as a director in light of our business and structure.

Donald Danks, age 58

Director

Donald Danks has served as a director of the Company since June 29, 2015. He is a 1979 graduate of UCLA and has devoted his entire career to creating, developing, funding, managing and growing startup and early stage companies. From 1986 through 1994, he was the founder, and held various management positions, including chairman and CEO, of Advantage Life Products, a NASDAQ SmallCap company. Mr. Danks was the cofounder and President of Prosoft Training, Inc., a NASDAQ listed company involved in Internet technology training, education and certification, from 1995 through 1997. He was also a cofounder and served as the CEO of iMergent, Inc., an ecommerce software company listed on the AMEX, from January 2001 through November 2008. During his time at iMergent, he helped build annual revenues from start up to more than $180MM and grew the company's market capitalization from under $3MM to nearly $400MM. Between 1997 and 2004, Mr. Danks was involved in the creation, funding and business development of Auxilio, Inc., a company in the managed print services business for the healthcare industry. In 1998, he co-led the restructuring and recapitalization of Headwaters, Inc., now a NYSE company with a current market cap over $1.5 billion. Since January 2010, Mr. Danks has been a managing member of Touchstone LLC (which has been his principal occupation and employment during the past five years); since April 2014, he has been a director of Trilogy PetroSource Inc.; and since September 2014, Mr. Danks has been a director at Fanattac Inc., all of which are private, non-reporting companies.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of February 29, 2016, Daniel Solomita is our sole significant employee. Don Danks, is a non-employee director of the Company. Other than our two officers and directors, we currently have no significant independent contractors or consultants.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended February 29, 2016, one of our two executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, that person being Daniel Solomita.

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

EMPLOYMENT AGREEMENTS

In connection with the Company's June 29, 2015 share exchange with Loop Holdings, the Company entered into an Employment Agreement, which has no term, with its President and Chief Executive Officer, Daniel Solomita.

The Employment Agreement dated June 29, 2015, provides for an initial annual base salary, commencing June 29, 2015 of $180,000. The agreement also provides for (i) a bonus of 4,000,000 shares of common stock, (ii) the Company to pay for Mr. Solomita's costs related to executive's reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive's car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Solomita equal to his then current annual base salary rate plus one month of salary for each year of employment, not to exceed 24 months of severance, upon the termination of his employment by the Company without cause or by Mr. Solomita for good reason or in the event of a change in control. The employment agreement defines the term "cause" as "any grounds entitling the Company's Board to summarily dismiss" Mr. Solomita.

The bonus of 4,000,000 shares of common stock is payable to Mr. Solomita as follows:

(i) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's securities are listed on an exchange or the OTCQX tier of the OTCMarkets;

(ii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's first fill-scale production facility is in commercial operation; and

(iv) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's second full-scale production facility is in commercial operation.

The employment agreement also requires that Mr. Solomita participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors. Finally, the employment agreement prohibits Mr. Solomita from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

INDEMNIFICATION AGREEMENTS

Each of Mr. Solomita and Mr. Danks have entered into an Indemnification Agreement dated June 29, 2015, with the Company, pursuant to which the Company agreed to indemnify Mr. Solomita and Mr. Danks for claims against each of them that may arise in connection with the performance of their respective duties as an officer or director for the Company.

FAMILY RELATIONSHIPS

No family relationships exist between our President and Chief Executive Officer, Daniel Solomita and any person who is an affiliate of the Company.

No family relationships exist between Donald Danks, a director, and any person who is an affiliate of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the "Named Executive Officers") in the fiscal years ended February 29, 2016 and 2015:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)
Mazen Kouta (1)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Zeeshan Zajid (2)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Daniel Solomita (3)	2016	180,000	0	0	0	0	0	0	180,000
	2015	30,000	0	0	0	0	0	0	30,000

______________

(1)	Appointed President, Treasurer and Director on April 27, 2010, and resigned from all such offices and positions on June 29, 2015.

(2)	Appointed Secretary, Treasurer and Director on April 27, 2010, and resigned from all such offices and positions on June 29, 2015.

(3)	Appointed President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors on June 29, 2015.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended February 29, 2016.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended February 29, 2016.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended February 29, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mazen Kouta (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Zeeshan Zajid (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Daniel Solomita (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Don Danks (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Treasurer and Director on April 27, 2010, and resigned from all such offices and positions on June 29, 2015.

(2)	Appointed Secretary, Treasurer and Director on April 27, 2010, and resigned from all such offices and positions on June 29, 2015.

(3)	Appointed President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors on June 29, 2015.

(4)	Appointed a director on June 29, 2015.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended February 29, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Mazen Kouta (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Zeeshan Sajid (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Daniel Solomita (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Danks (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Treasurer and Director on April 27, 2010, and resigned from all such offices and positions on June 29, 2015.

(2)	Appointed Secretary, Treasurer and Director on April 27, 2010, and resigned from all such offices and positions on June 29, 2015.

(3)	Appointed President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors on June 29, 2015.

(4)	Appointed a director on June 29, 2015.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 29, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 29,910,800 shares of our common stock issued and outstanding as of February 29, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership (4)	Percent of Common Stock (1)

Common Stock	Daniel Solomita (2)	17,000,000	56.8%
Common Stock	Donald Danks (3)	1,000,000	3.3%
All directors and executive officers as a group (2 persons)		18,000,000	60.1%

_______________

(1)	Calculated based on 29,910,800 shares of common stock issued and outstanding on February 29, 2016.

(2)

Appointed President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors on June 29, 2015. Mr. Solomita also holds one share of Series A Preferred Stock, which equals voting power equal to 65% of the voting power of the issued and outstanding shares of common stock of the Company so long a Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

(3)	Appointed director on June 29, 2015.

(4)	Numbers of shares of common stock reflect a one-for-four (1:4) reverse split of the Company's issued and outstanding shares of common stock, effected on the OTCQB on September 21, 2015.

(5)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 29, 2015, the Company, entered into a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, Loop Holdings, and the holders of common stock of Loop Holdings. The holders of the common stock of Loop Holdings consisted of 39 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. As a result of the Share Exchange Agreement, Daniel Solomita, the Company's new Chief Executive Officer and Chairman of the Board of Directors, is the holder of 17,000,000 shares of common stock, or 57.1%, of the outstanding common stock of the Company.

As a result of the share exchange, Loop Holdings is now a wholly-owned subsidiary of the Company.

8198381 Canada Inc., doing business as "SMH Recycling", is a corporation duly formed and existing under the laws of Canada, ("8198381 Canada Inc."), is beneficially owned and controlled by our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Daniel Solomita. We paid $50,000 to 8198381 Canada Inc. to perform certain services related to the development of PET depolymerization technology, including but not limited to, the design and engineering of production facilities, equipment testing, cost reduction assessment of chemical processes, product purity testing and research and development related to PET plastic production facilities for the period from October 23,2014 (inception) through February 28, 2015.

On June 22, 2015, Loop Holdings, Inc. entered into a Technology Transfer Agreement with 8198381 Canada Inc. whereby 8198381 Canada Inc. and the Company memorialized the transfer of technology and information from 8198381 Canada Inc. to the Company under the 8198381 Canada Inc. Oral Contract.

On June 29, 2015, we entered into an Indemnification Agreement, with Daniel Solomita, whereby the Company agreed to indemnify Mr. Solomita for claims against him that may arise in connection with the performance of his duties as an officer or director for the Company.

On June 29, 2015, we entered into an Indemnification Agreement, with Donald Danks, whereby the Company agreed to indemnify Mr. Solomita for claims against him that may arise in connection with the performance of his duties as a director for the Company.

On June 29, 2015, the Company entered into an Employment Agreement with Daniel Solomita. The Employment Agreement provides for an initial annual base salary, commencing June 29, 2015 of $180,000. The agreement also provides for (i) a bonus of 4,000,000 shares of common stock, (ii) the Company to pay for Mr. Solomita's costs related to executive's reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive's car and commuting costs, not to exceed $1,000 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for Mr. Solomita equal to his then current annual base salary rate plus one month of salary for each year of employment, not to exceed 24 months of severance, upon the termination of his employment by the Company without cause or by Mr. Solomita for good reason or in the event of a change in control. The employment agreement defines the term "cause" as "any grounds entitling the Company's Board to summarily dismiss" Mr. Solomita.

Compensation expense under this agreement amounted to $180,000 and $30,000 during the years ended February 29, 2016 and February 28, 2015, respectively. As of February 29, 2016 and February 28, 2015, accrued compensation of $210,000 and $30,000, respectively, was due to Mr. Solomita.

The bonus of 4,000,000 shares of common stock is payable to Mr. Solomita as follows:

(i) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's securities are listed on an exchange or the OTCQX tier of the OTCMarkets;

(ii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's first fill-scale production facility is in commercial operation; and

(iv) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's second full-scale production facility is in commercial operation.

The employment agreement also requires that Mr. Solomita participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors. Finally, the employment agreement prohibits Mr. Solomita from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

During the years ended February 29, 2016 and February 28, 2015, Mr. Daniel Solomita, the Company's major stockholder and CEO, or companies controlled by him, made advances of $424,097 and $68,031respectively to the Company. The amounts due these entities as of February 29, 2016 and February 28, 2015 were of $492,128 and $68,031, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 29, 2016 and 2015, the total fees charged to the company for audit services, including quarterly reviews were $46,250 and none, for audit-related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1	Share Exchange Agreement, dated June 29, 2015, by and among the Company, Loop Holdings, Inc., a Nevada corporation, and the holders of common stock of Loop Holdings, Inc. (2)
3.1.1	Articles of Incorporation, dated March 11, 2010 (1)
3.1.2	Certificate of Amendment, dated October 10, 2010 (1)
3.1.3	Certificate of Amendment, dated February 4, 2014*
3.1.4	Certificate of Change, dated February 4, 2014*
3.1.5	Certificate of Amendment, dated July 21, 2015 (3)
3.1.6	Certificate of Change, dated July 21, 2015 (3)
3.1.7	Certificate of Designation for Series A Preferred Stock, dated February 19, 2016*
3.2	Bylaws (1)
10.1	Amendment No. 1 to Employment Agreement, dated February 15, 2016, by and between Loop Industries, Inc. and Daniel Solomita.
10.2

Letter agreement, dated June 13, 2016, by and among, Loop Industries, Inc., a Nevada corporation; 819381 Canada Inc., a federal Canada corporation, and 9449507 Canada Inc., a federal Canada corporation.

21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-171091), filed with the Securities and Exchange Commission on December 10, 2010.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-54768), filed with the Securities and Exchange Commission on June 30, 2015.

(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-54768), filed with the Securities and Exchange Commission on October 20, 2015.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.
(Name of Registrant)

Date: June 15, 2016	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President, Treasurer, and Director (principal executive officer, principal accounting officer, and principal financial officer)

Date: June 15, 2016	By:	/s/ Don Danks
	Name:	Don Danks
	Title:	Director

