Form 10-Q
period 2016-05-31
Loop Industries, Inc.
filed 2016-07-15
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 15, 2016 there were approximately 31,209,141 shares of common stock, $0.0001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company's need for and ability to obtain additional financing, (iv) industry competition, (v) whether or not prospective customers purchase our products (v) the exercise of the control over us by Daniel Solomita, the Company's President and Chief Executive Officer, and Chairman of the Board of Directors, and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Loop Industries, Inc.

Three months ended May 31, 2016 and 2015

Loop Industries, Inc.
Condensed Consolidated Balance Sheets

	As at
	May 31, 2016	February 29, 2016
	(Unaudited)
Assets
Current Assets
Cash	$1,420,292	$422,586
Valued added tax and other receivables	289,845	253,041
Prepayments and other current assets	24,830	36,129
Total current assets	1,734,967	711,756

Property and Equipment, net of accumulated depreciation of $243,530 and $149,609, respectively	1,428,300	1,399,354

Intellectual Property, net of accumulated amortization of $95,728 and $73,471, respectively	349,322	371,579
Total assets	$3,512,589	$2,482,689

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$285,078	$363,083
Accrued Officers Compensation	255,000	210,000
Advances from majority stockholder	510,713	492,128
Total current liabilities	1,050,791	1,065,211

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 30,778,135 and 29,910,800 shares issued and outstanding, respectively	3,079	2,992
Additional paid-in capital	6,561,632	3,918,356
Common stock issuable, 204,667 shares	-	614,001
Accumulated deficit	(4,088,351)	(3,123,802)
Accumulated other comprehensive gain	(14,562)	5,931
Total stockholders' equity	2,461,798	1,417,478
Total liabilities and stockholders' equity	$3,512,589	$2,482,689

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended May 31,
	2016	2015

Revenue	$-	$-

Operating Expenses -
General and administrative	439,746	320,003
Research and development	415,568	11,589
Depreciation of fixed assets and amortization of intangible assets	113,024	9,795
Foreign exchange loss (gain)	(3,789)	(3,279)
Total operating expenses	964,549	338,108

Net Loss	(964,549)	(338,108)

Other comprehensive income-
Foreign currency translation adjustment	(20,493)	(25,104)
Comprehensive Loss	$(985,042)	$(313,004)

Loss per share
- Basic and Diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	30,442,256	23,022,699

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

Three months ended May 31, 2016

(Unaudited)

	Common stock par value $0.0001		Preferred stock par value $0.001		Additional	Common		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$614,001	$(3,123,802)	$5,931	$1,417,478

Reclass. of common shares issuable to shares outstanding	204,667	20			613,981	(614,001)			-

Issuance of common shares for cash	662,668	66			1,987,937				1,988,003

Fair value of Warrants issued for services					41,359				41,359

Foreign currency translation								(20,493)	(20,493)

Net loss							(964,549)		(964,549)

Balance, May 31, 2016	30,778,135	$3,079	1	$-	$6,561,632	$-	$(4,088,351)	$(14,562)	$2,461,798

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended May 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(964,549)	$(338,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	93,921	2,364
Amortization expense	22,257	7,419
Amortization of the fair value of common shares issued for services	-	178,000
Fair value of shares issued for services and settlement	-	20,000
Fair value of warrants issued for services	41,359	-
Changes in operating assets and liabilities:
Valued added tax and other receivables	(36,804)	(33,426)
Prepayments and other current assets	11,298	(1,604)
Accounts payable and accrued liabilities	(78,004)	16,010
Accrued officer compensation	45,000	45,000
Intellectual property obligation	-	(212,880)
Advances from majority stockholder	18,586	(2,223)
Net Cash Used in Operating Activities	(846,936)	(319,448)

Cash Flows from Investing Activities
Purchases of property and equipment	(79,759)	(13,543)
Net Cash Used in Investing Activities	(79,759)	(13,543)

Cash Flows from Financing Activities
Proceeds from sales of common shares	1,988,003	2,207,000
Net Cash Provided by Financing Activities	1,988,003	2,207,000

Effect of exchange rate changes	(63,602)	(24,846)
Net Change in Cash	997,706	1,849,163

Cash - beginning of period	422,586	209,796

Cash - end of period	$1,420,292	$2,058,959

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for services that was recorded as prepaid expense	$-	$356,000

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three months ended May 31, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Loop Industries, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

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

As the former owners and management of Loop industries have voting and operating control of the Company after the share exchange, the transaction has been accounted for as a recapitalization with the Loop deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. No step-up in basis or intangible assets or goodwill was recorded and the aggregate cost of $60,571 representing the net liabilities assumed of $35,243, $16,000 cost of the redeemed shares and closing costs of $9,328 was reflected as a cost of the transaction in June 2015. The consolidated financial statements reflect the historical results of Loop Industries prior to the Share Exchange, and that of the combined company following the Share Exchange.

The Company engages in the designing, prototyping and building a closed loop plastics recycling business that leverages a proprietary de-polymerization technology.

All references to shares of common stock in this Report on Form 10-Q give retroactive effect to a one-for-four (1:4) reverse split of the Company's issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

Basis of Consolidation

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

The Company determined due to the close association between the Company and the division of Loop Canada, the ongoing management of Loop Canada by the Company's majority stockholder, that the activities of Loop Canada are principally related to the Loop Industries, Inc., and the Company's right to receive the outputs from the activities of Loop Canada which could potentially be significant to the Company, Loop Canada is a variable interest entity (VIE) requiring consolidation with the Company. The Company determined that it is both the Primary beneficiary and provider of financial support to these Loop Canada operations.

Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the three months ended May 31, 2016, the Company incurred a net loss of $1.0 Million and used cash in operations of $0.8 Million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months or for us to achieve our business plan to finalize the transition to our facilities from pilot scale to a full scale commercial manufacturing facility. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

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

The following table summarizes the exchange rates used:

	Three Months Ended May 31,
	2016	2015
Period end Canadian $: US Dollar exchange rate	$0.76	$0.80
Average period Canadian $: US Dollar exchange rate	$0.78	$0.81

Expenditures are translated at the average exchange rate for the period presented.

Value added tax and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of May 31, and February 29, 2016, the computed net recoverable sale taxes amount to $289,845 and $253,041, respectively, for which the Company expects to receive full reimbursement. The Company has filed all necessary returns to recover this tax.

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

As of May 31, and February 29, 2016 the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

Income Taxes

The Company calculates its income tax charge on the basis of the tax laws enacted at the balance sheet date in the countries where the Company and its subsidiaries operate and generate taxable income, in accordance with FASB ASC 740, Income Taxes. The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

For the three months ended May 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 1,653,668 outstanding warrants as of May 31, 2016. There were no warrants outstanding as of May 31, 2015.

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

Note 3 – Property and Equipment, net

	Estimated
	Useful	May 31,	February 29,
	Life	2016	2016
	(years)

Machinery and Equipment	5 - 7	$1,230,973	$1,126,147
Office equipment and furniture	5 - 8	115,933	108,030
Leasehold improvements	3	324,924	314,786
		1,671,830	1,548,963
Less: accumulated depreciation		(243,530)	(149,609)
Property and equipment, net		$1,428,300	$1,399,354

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $90,767 and $2,376 for the three months ended May 31, 2016 and 2015, respectively.

Note 4 – Intellectual Property, net

	Estimated
	Useful	May 31,	February 29,
	Life	2016	2016
	(years)

In-process research & development	7	$445,050	$445,050
Less: accumulated amortization		(95,728)	(73,471)
Intellectual Property, net		$349,322	$371,579

On October 27, 2014, the Company entered into an intellectual property agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method (In-process research and development) for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The Company will use such technique in its processing plant. The technology is being amortized using the straight-line method over the estimated used life of the patents.

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

As of May 31, 2016 the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional CDN$200,000 payment has been made.

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

As of May 31, 2016, the Company did not make any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $22,257 and $7,419 for the three months ended May 31, 2016 and 2015, respectively.

Note 5 – Related Party Transactions

Advances from Major Shareholder

During the three months ended May 31, 2016 Mr. Daniel Solomita, the Company's major stockholder and CEO, or companies controlled by him, made advances to the Company of $18,586. The amounts due to these entities as of May 31, 2016 and February 29, 2016 were $510,773 and $492,128, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

Employment Agreement and Accrued Compensation due Major Shareholder

The Company entered into employment agreement with Daniel Solomita, the Company's President and Chief Executive Officer for an indefinite term. During the term, officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $45,000 during the three months ended May 31, 2016 and 2015, respectively. As of May 31, 2016 and 2015, accrued compensation of $255,000 and $75,000, respectively, was due to Mr. Solomita.

In addition, the Company agreed to issue the officer 4 million shares of the Company's common stock, in tranches of one million shares each, if certain milestones were met. The bonus of 4,000,000 shares of common stock is payable to Mr. Solomita as follows:

(i)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's securities are listed on an exchange or the OTCQX tier of the OTC Markets;

(ii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's first fill-scale production facility is in commercial operation; and

(iv)	1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company's second full-scale production facility is in commercial operation.

The milestones had not been met as of May 31, 2016.

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

Note 6 – Stockholders' Equity

Common Stock

During the three months ended May 31, 2016, the company sold 662,668 shares of its common stock, and 331,334 warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $1,988,003. In addition, 204,667 shares of common stock sold in the previous year were issued and reclassified to shares outstanding.

Warrants

The Company has not adopted a formal stock option plan, however, it has made periodic non-plan grants of warrants for services and financing.

During the year ended February 29, 2016, the Company issued warrants to purchase 2,220,000 shares of the Company's common stock at an exercise price of $.80 per share for services. The fair value of the warrants granted was determined to be $1,210,788. During the three months ended May 31, 2016, the Company amortized $41,359 of these costs which are included in operating expense. As of May 31, 2016 the unamortized balance of these costs was $301,335 which will be amortized over the next three years. The aggregate intrinsic value of the warrants outstanding as of May 31, 2016 was $4,148,000 calculated as the difference between the closing market price of $4.20 and the exercise price of the Company's warrants as of May 31, 2016.

During the three months ended May 31, 2016, the Company issued 331,334 warrants to purchase 662,668 shares of the Company's common stock at an exercise price of $3.00 per share to certain investors upon the sale of its equity securities.

The table below summarizes the Company's warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, February 29, 2016	2,322,334	$0.80 to $6.00	$1.03

Granted	331,334	$6.00	6.00

Forfeited	(1,000,000)	0.80	0.80

Exercised	-	-	-

Expired	-	-	-

Balance, May 31, 2016	1,653,668	$0.80 to $6.00	$2.16

Earned and exercisable, May 31, 2016	1,038,668	$0.80 to $6.00	$2.97

Unvested, May 31, 2016	615,000	$0.80	$0.80

The following table summarizes information concerning outstanding and exercisable warrants as of May 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	1,220,000	1.73	$0.80	680,000	1.73	$0.80
$6.00	433,668	0.97	$6.00	102,334	.97	$6.00

Note 7 – Deferred Tax Assets and Income Tax Provision

Based on the Company's evaluation at May 31, 2016, management has concluded that there has been no change to the recorded tax positions requiring adjustments to deferred tax assets and related valuation allowance. For the three months ended May 31, 2016, the Company recorded additional valuation allowances on deferred tax assets relating to current year losses and temporary differences.

Note 8 – Geographic Information

As of May 31, 2016 and 2015, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three months ended May 31, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	231,797	207,949	439,746
Research and development	149,674	265,894	415,568
Depreciation and amortization	33,924	79,100	113,024
Foreign exchange loss (gain)	-	(3,789)	(3,789)
Loss from operations	$415,395	$549,154	$964,549

	As at May 31, 2016
	United States	Canada	Total

Current assets	$1,374,929	$360,038	$1,734,967
Property and equipment, net	146,746	1,281,554	1,428,300
Intangible assets, net	349,322	-	349,322
Total assets	$1,870,997	$1,641,592	$3,512,589

Current liabilities	$335,483	$715,308	$1,050,791
Equity	4,185,534	(1,723,736)	2,461,798
Total liabilities and equity	$4,521,017	$(1,008,428)	$3,512,589

	Three months ended May 31, 2015
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	233,093	86,910	320,003
Research and development	-	11,589	11,589
Depreciation and amortization	7,419	2,376	9,795
Foreign exchange loss (gain)	2,120	(5,399)	(3,279)
Loss from operations	$242,632	$95,476	$338,108

	As at May 31, 2015
	United States	Canada	Total

Current assets	$2,406,212	$82,842	$2,489,054
Property and equipment, net	-	22,403	22,403
Intangible assets, net	427,739	-	427,739
Total assets	$2,833,951	$105,245	$2,939,196

Current liabilities	$5,992	$157,413	$163,405
Equity	2,977,959	(202,168)	2,775,791
Total liabilities and equity	$2,983,951	$(44,755)	$2,939,196

Note 9 – Subsequent Events

Issuance of common shares and warrants

In June 1, 2016, the Board of Directors approved the issuance and sale of 500,000 Units, at an offering price of $6.00 per Unit consisting of two shares of the Corporation's common stock, par value $.0001 per share and one warrant to purchase one share at an exercise price of $6.00 per share for aggregate proceeds of $5,000,000. As of the filing date, the Company has sold 1,298,341 shares and received total proceeds of $3,895,026, including 867,335 shares for which the Company had received proceeds of $2,602,004 as of May 31, 2016.

Transfer of Assets and Liabilities

On May 24, 2016, 9449507 Canada Inc. was incorporated in order to absorb all of the assets and liabilities pertaining to the pilot plant commissioned by Loop Industries Inc. to 8198381 Canada Inc. The transfer of the assets and liabilities will be executed following a letter of intent signed to that effect on June 13, 2016. It is intended that, concurrently to such transaction, the shares of 9449507 Canada Inc., which are wholly owned by Mr. Solomita, will be transferred to Loop Industries Inc. As at May 31, 2016, the Canadian Company is considered a VIE of Loop Industries and accordingly, it is consolidated in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Loop Industries, Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 29, 2016 audited financial statements and related notes included in the Company's Annual Report on Form 10-K (File No. 000-54768), as filed with the SEC on June 15, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

Loop Industries, Inc., (formerly First American Group) a Nevada corporation (the "Company"), was incorporated in the State of Nevada on March 11, 2010, and has a fiscal year end of last day of the month of February.

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

As a result of the controlling financial interest of the former stockholders of Loop Holdings, Inc., for financial statement reporting purposes, the merger between First American Group and Loop Holdings was treated as a reverse acquisition, with Loop Holdings deemed the accounting acquirer and First American Group deemed the accounting acquiree. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of Loop Holdings, Inc. (the accounting acquirer) are carried forward to First American Group (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of Loop Holdings, Inc. is being retroactively restated using the exchange ratio established in the Share Exchange Agreement and Stock Redemption Agreements to reflect the number of shares of First American Group issued to effect the acquisition. The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of Loop Holdings, Inc. immediately prior to the business combination to the unredeemed shares and the fair value of First American Group.

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

GOING CONCERN; NEED FOR ADDITIONAL CAPITAL

As reflected in the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has no recurring source of revenue and during the quarter ended May 31, 2016, the Company incurred a net loss of $1.0 Million and used $0.8 Million cash in operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our auditor's report regarding our February 29, 2016, financial statements, contained in the Company's Annual Report on Form 10-K (File No. 000-54768), as filed with the SEC on June 15, 2016 expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business

There is no sufficient historical financial information about the Company upon which to base an evaluation of our performance. We have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our research and/or development, and possible cost overruns due to price and cost increases in services.

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

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are aiming to become an environmentally friendly manufacturer of purified terephthalic acid (PTA) and mono ethelyne glycol (MEG), these high purity specialty chemicals are mainly used in the production of Polyethylene terephthalate. We have completed the construction of our pilot plant facility which is capable of producing 5000 lbs. per day of high purity PTA and MEG, we are currently doing qualification testing of the resulting resin with potential customers. We are currently refining our process to ensure an easy transition from pilot scale to full scale commercial manufacturing facility. We anticipate that this facility will have the initial capacity to process approximately 36,000,000 lbs. of PET plastic per year. Estimated costs for this facility are approximately $15 million dollars.

RESULTS OF OPERATIONS

For the three months ended May 31, 2016 and May 31, 2015

We recorded no revenues for the three months ended May 31, 2016 and May 31, 2015.

For the three months ended May 31, 2016 and May 31, 2015, general and administrative expenses were $439,746, and $320,003, respectively. The increase of $119,743 was due primarily to the intensification of the Company's operations including the rent of a corporate office in Montreal, increased head count and additional costs related to compliance and public company operations, such as professional fees, filing fees, payroll, recruitment fees and related expenses. The increase is also the result of a charge of $29,542 corresponding to the fair value of warrants granted to employees in December 2015. The increase was partially offset by the amortization of $178,000 stock compensation costs during the three months ended May 31, 2015.

For the three months ended May 31, 2016 and May 31, 2015, research and development expenses were $415,568, and $11,589, respectively. The increase of $403,979 was due primarily to the intensification of the Company's operations including the start-up of a pilot plant in Montreal, increased head count, rent of equipment, purchase of materials and hiring contractors. The increase is also the result of a charge of $11,817 corresponding to the fair value of warrants granted to employees.

For the three months ended May 31, 2016 and May 31, 2015, depreciation of fixed assets and amortization of intangible assets were $113,024, and $9,795, respectively. The increase of $103,229 was due primarily to the intensification of the Company's operations including the start-up of a pilot plant in Montreal and the increase in fixed assets of approximately $1.6 Million.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2016, we had a cash balance of $1.4 Million and a working capital balance of $684,176; during the three months ended May 31, 2016, the Company used $0.8 Million cash in operations. Our cash at hand is not sufficient to fully finance our annual plan of operations. We will need to raise additional funds and we believe that additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our annual plan of operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

SUBSEQUENT EVENTS

Issuance of common shares and warrants

In June 1, 2016, the Board of Directors approved the issuance and sale of 500,000 Units, at an offering price of $6.00 per Unit consisting of two shares of the Corporation's common stock, par value $.0001 per share and one warrant to purchase one share at an exercise price of $6.00 per share for aggregate proceeds of $5,000,000. As of the filing date, the Company has sold 1,298,341 shares and received total proceeds of $3,895,026, including 867,335 shares for which the Company had received proceeds of $2,602,004 as of May 31, 2016.

Transfer of Assets and Liabilities

On May 24, 2016, 9449507 Canada Inc. was incorporated in order to absorb all of the assets and liabilities pertaining to the pilot plant commissioned by Loop Industries Inc. to 8198381 Canada Inc. The transfer of the assets and liabilities will be executed following a letter of intent signed to that effect on June 13, 2016. It is intended that, concurrently to such transaction, the shares of 9449507 Canada Inc., which are wholly owned by Mr. Solomita, will be transferred to Loop Industries Inc. As at May 31, 2016, the Canadian Company is considered a VIE of Loop Industries and accordingly, it is consolidated in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2016.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plai.jpg or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Share Exchange Agreement, dated June 29, 2015, by and among the Company, Loop Holdings, Inc., a Nevada corporation, and the holders of common stock of Loop Holdings, Inc. (2)

3.1.1	Articles of Incorporation, dated March 11, 2010 (1)

3.1.2	Certificate of Amendment, dated October 10, 2010 (1)

3.1.3	Certificate of Amendment, dated February 4, 2014 (4)

3.1.4	Certificate of Change, dated February 4, 2014 (4)

3.1.5	Certificate of Amendment, dated July 21, 2015 (3)

3.1.6	Certificate of Change, dated July 21, 2015 (3)

3.1.7	Certificate of Designation for Series A Preferred Stock, dated February 19, 2016 (4)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-171091), filed with the Securities and Exchange Commission on December 10, 2010.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-54768), filed with the Securities and Exchange Commission on June 30, 2015.

(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-54768), filed with the Securities and Exchange Commission on June 15, 2016.

(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-54768), filed with the Securities and Exchange Commission on October 20, 2015

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

LOOP INDUSTRIES, INC.

Date: July 15, 2016	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

