Form 10-Q/A
period 2015-11-30
Loop Industries, Inc.
filed 2016-08-12
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

  EXPLANATORY NOTE

Loop Industries, Inc., a Nevada corporation (the "Company"), is making this Amendment No. 2 to Quarterly Report Form 10-Q ("Amendment No. 2 to Form 10-Q") for the quarterly period ended November 30, 2015, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-Q for the year ended November 30, 2015 (filed with the Securities and Exchange Commission on January 19, 2016) and Amendment No. 1 to Form 10-Q (filed with the Securities and Exchange Commission on January 20, 2016), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 2 to Form 10-Q, the Company confirms that it has not been a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Secuities Exchange Act of 1934, as amended) since June 29, 2015, as originally disclosed in the Company's Form 8-K, filed with the Securities and Exchange Commission on June 30, 2015.

This Amendment No. 2 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

3

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

Exhibit	Description

2.1	Share Exchange Agreement, dated June 29, 2015, by and among the First American Group Inc., Loop Holdings, Inc., a Nevada corporation, and the holders of common stock of Loop Holdings, Inc. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (3)
3.1.3	Certificate of Change (3)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document (4)
101.SCH*	XBRL Taxonomy Extension Schema Document (4)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (4)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (4)

_______________

(1) Incorporated by reference to the Registrant's Form S-1 (File No. 333-171091), filed with the Commission on December 10, 2010.

(2) Incorporated by reference to Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2015.

(3) Incorporated by reference to Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 20, 2015.

(4) Incorporated by reference to Amendment No. 1 to Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 20, 2016.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4

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

5