Form 10-Q
period 2016-08-31
Loop Industries, Inc.
filed 2016-10-14
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

________________________________________

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 14, 2016 there were approximately 31,390,807 shares of common stock, $0.0001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) whether or not prospective customers purchase our products (v) the exercise of the voting control over us by Daniel Solomita, the Company’s President and Chief Executive Officer, and Chairman of the Board of Directors, and majority shareholder, (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Loop Industries, Inc.

Six and Three months ended August 31, 2016 and 2015

Loop Industries, Inc.
Condensed Consolidated Balance Sheets

	As at
	August 31, 2016	February 29, 2016
	(Unaudited)
Assets
Current Assets
Cash	$2,196,160	$422,586
Valued added tax and other receivables	358,857	253,041
Prepayments and other current assets	-	36,129
Total current assets	2,555,017	711,756

Property and Equipment, net of accumulated depreciation of $295,163 and $149,609, respectively	1,542,343	1,399,354

Intellectual Property, net of accumulated amortization of $105,260 and $73,471, respectively	339,790	371,579
Total assets	$4,437,150	$2,482,689

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$228,659	$363,083
Accrued Officers Compensation	300,000	210,000
Advances from majority stockholder	405,365	492,128
Total current liabilities	934,024	1,065,211

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 31,390,807 and 29,910,800 shares issued and outstanding, respectively	3,140	2,992
Additional paid-in capital	8,431,932	3,918,356
Common stock issuable, 204,667 shares at February 29, 2016	-	614,001
Accumulated deficit	(4,913,519)	(3,123,802)
Accumulated other comprehensive (loss) gain	(18,427)	5,931
Total stockholders' equity	3,503,126	1,417,478
Total liabilities and stockholders' equity	$4,437,150	$2,482,689

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses -
General and administrative	316,310	398,282	756,056	718,286
Research and development	433,629	248,250	849,198	259,838
Depreciation and amortization	75,128	16,414	188,152	26,209
Cost of reverse merger	-	60,571	-	60,571
Foreign exchange loss (gain)	99	4,292	(3,689)	1,013
Total operating expenses	825,166	727,809	1,789,717	1,065,917

Net Loss	(825,166)	(727,809)	(1,789,717)	(1,065,917)

Other comprehensive (loss) income -
Foreign currency translation adjustment	(3,865)	27,957	(24,358)	53,061
Comprehensive Loss	$(829,031)	$(699,852)	$(1,814,075)	$(1,012,856)

Loss per share
- Basic and Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.04)

Weighted average common shares outstanding
- Basic and Diluted	31,176,269	27,826,915	30,809,266	24,911,967

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

Six months ended August 31, 2016

(Unaudited)

	Common stock par value $0.0001		Preferred stock par value $0.001		Additional	Common		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$614,001	$(3,123,802)	$5,931	$1,417,478

Reclass. of common shares issuable to shares outstanding	204,667	20			613,981	(614,001)			-

Issuance of common shares for cash	1,275,340	128			3,825,888				3,826,016

Fair value of Warrants issued for services					73,707				73,707

Foreign currency translation								(24,358)	(24,358)

Net loss							(1,789,717)		(1,789,717)

Balance, August 31, 2016	31,390,807	$3,140	1	$-	$8,431,932	$-	$(4,913,519)	$(18,427)	$3,503,126

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended August 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,789,717)	$(1,065,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	156,363	11,085
Amortization expense	31,789	14,838
Amortization of the fair value of common shares issued for services	-	356,000
Cost of reverse merger	-	60,571
Fair value of warrants issued for services	73,707	-

Changes in operating assets and liabilities:
Valued added tax and other receivables	(105,816)	(68,906)
Prepayments and other current assets	36,129	(2,023)
Accounts payable and accrued liabilities	(134,424)	42,812
Accrued officer compensation	90,000	90,000
Intellectual property obligation	-	(212,880)
Advances from majority stockholder	(86,764)	(5,911)
Net Cash Used in Operating Activities	(1,728,733)	(780,331)

Cash Flows from Investing Activities
Purchases of property and equipment	(247,861)	(95,481)
Net Cash Used in Investing Activities	(247,861)	(95,481)

Cash Flows from Financing Activities
Proceeds from sales of common shares	3,826,016	2,237,000
Net Cash Provided by Financing Activities	3,826,016	2,237,000

Effect of exchange rate changes	(75,848)	(35,256)
Net Change in Cash	1,773,574	1,325,932

Cash - beginning of period	422,586	209,796

Cash - end of period	$2,196,160	$1,535,728

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued for services	$-	$356,000
Net Liabilities assumed upon reverse merger	$-	$59,919

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Six and Three months ended August 31, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Loop Industries, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

The Company

Loop Industries, Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name "Radikal Phones Inc." We changed our name to "First American Group Inc." on October 7, 2010, and then we changed our name to our current name, "Loop Industries, Inc.", effective July 21, 2015.

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

As the former owners and management of Loop Industries have voting and operating control of the Company after the share exchange, the transaction has been accounted for as a recapitalization with Loop Holdings deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. No step-up in basis or intangible assets or goodwill was recorded and the aggregate cost of $60,571 representing the net liabilities assumed of $35,243, $16,000 cost of the redeemed shares and closing costs of $9,328 was reflected as a cost of the transaction in June 2015. The consolidated financial statements reflect the historical results of Loop Holdings prior to the Share Exchange, and that of the combined company following the Share Exchange.

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

The Company determined due to the close association between the Company and Loop Canada, the ongoing management of Loop Canada by the Company's majority stockholder, that the activities of Loop Canada are principally related to Loop Industries, Inc., and the Company's right to receive the outputs from the activities of Loop Canada which could potentially be significant to the Company, Loop Canada is a variable interest entity (VIE) requiring consolidation with the Company. The Company determined that it is both the Primary beneficiary and provider of financial support to these Loop Canada operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the six months ended August 31, 2016, the Company incurred a net loss of $1.8 Million and used cash in operations of $1.7 Million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months and to finalize the transition from pilot scale to a full scale commercial manufacturing facility. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepayments, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

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

The following table summarizes the exchange rates used:

	Six Months Ended August 31,
	2016	2015
Period end Canadian $: US Dollar exchange rate	$0.76	$0.76
Average period Canadian $: US Dollar exchange rate	$0.77	$0.79

Expenditures are translated at the average exchange rate for the period presented.

Value added tax and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of August 31, and February 29, 2016, the computed net recoverable sale taxes amount to $358,857 and $253,041, respectively for which the Company expects full reimbursement. On September 16, 2016, the company received a reimbursement of CAD$295,623 or USD $225,383. The Company is the process of filing the required returns to claim the remaining recoverable balance.

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

As of August 31, and February 29, 2016 the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

For the three and six months ended August 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 2,035,004 outstanding warrants as of August 31, 2016. There were no warrants outstanding as of August 31, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years ending after December 15, 2017 but now permitted organizations such the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has determined to adopt ASU 2014-09 in The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

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

Note 3 – Property and Equipment, net

	Estimated
	Useful	August 31,	February 29,
	Life	2016	2016
	(years)

Machinery and Equipment	5 - 7	$1,376,550	$1,126,147
Office equipment and furniture	5 - 8	119,231	108,030
Leasehold improvements	3	341,725	314,786
		1,837,506	1,548,963
Less: accumulated depreciation		(295,163)	(149,609)
Property and equipment, net		$1,542,343	$1,399,354

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $65,596 and $8,995 for the three months ended August 31, 2016 and 2015, respectively, and to $156,363 and $11,371 for the six months ended August 31, 2016 and 2015, respectively.

Note 4 – Intellectual Property, net

	Estimated
	Useful	August 31,	February 29,
	Life	2016	2016
	(years)

In-process research & development	7	$445,050	$445,050
Less: accumulated amortization		(105,260)	(73,471)
Intellectual Property, net		$339,790	$371,579

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

As of August 31, 2016 the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional CDN$200,000 payment has been made.

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

As of August 31, 2016, the Company did not make any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $9,532 and $7,419 for the three months ended August 31, 2016 and 2015, respectively, and to $31,789 and $14,838 for the six months ended August 31, 2016 and 2015, respectively.

Note 5 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company's major stockholder and CEO, or companies controlled by him, has made advances to the Company to finance its operations. The amounts due to these entities as of August 31, 2016 and February 29, 2016 were $405,365 and $492,128, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

Employment Agreement and Accrued Compensation due Major Shareholder

The Company entered into employment agreement with Daniel Solomita, the Company's President and Chief Executive Officer for an indefinite term. During the term, officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $45,000 during the three months ended August 31, 2016 and 2015, and to $90,000 during the six months ended August 31, 2016 and 2015. As of August 31, 2016 and February 29, 2016, accrued compensation of $300,000 and $210,000, respectively, was due to Mr. Solomita.

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

The milestones had not been met as of August 31, 2016.

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

Note 6 – Stockholders' Equity

Common Stock

During the six months ended August 31, 2016, the Company sold 1,275,340 shares of its common stock, and 637,670 warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $3,826,016. In addition, 204,667 shares of common stock sold in the previous year were issued and reclassified to shares outstanding.

Warrants

The Company has not adopted a formal stock option plan, however, it has made periodic non-plan grants of warrants for services and financing.

During the year ended February 29, 2016, the Company issued warrants to purchase 2,220,000 shares of the Company's common stock at an exercise price of $.80 per share for services. During the six months ended August 31, 2016, the Company issued warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $3.00 per share for services. The total fair value of the warrants granted was determined to be $1,398,288.

During the three and six months ended August 31, 2016, the Company amortized $32,348, and $73,707, respectively, of these costs which are included in operating expenses. As of August 31, 2016 the unamortized balance of these costs was $456,488 which will be amortized over the next three years. The aggregate intrinsic value of the warrants outstanding as of August 31, 2016 was $3,784,750 calculated as the difference between the closing market price of $3.85 and the exercise price of the Company's warrants as of August 31, 2016.

During the six months ended August 31, 2016, the Company issued 637,670 warrants to purchase 1,275,340 shares of the Company's common stock at an exercise price of $6.00 per share to certain investors upon the sale of its equity securities.

The table below summarizes the Company's warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, February 29, 2016	2,322,334	$0.80 to $6.00	$1.03

Granted	712,670	$3.00 to $6.00	5.68

Forfeited	(1,000,000)	$0.80	0.80

Exercised	-	-	-

Expired	-	-	-

Balance, August 31, 2016	2,035,004	$0.80 to $6.00	$2.77

Earned and exercisable, August 31, 2016	1,390,004	$0.80 to $6.00	$3.57

Unvested, August 31, 2016	645,000	$0.80 to $3.00	$1.06

The following table summarizes information concerning outstanding and exercisable warrants as of August 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	1,220,000	1.27	$0.80	650,000	1.27	$0.80
$6.00	740,004	1.44	$6.00	740,004	1.44	$6.00
$3.00	75,000	1.78	$3.00	-	-	$-

Note 7 – Geographic Information

As of August 31, 2016 and 2015, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Six months ended August 31, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	403,614	352,442	756,056
Research and development	303,682	545,516	849,198
Depreciation and amortization	48,652	139,500	188,152
Foreign exchange loss (gain)	-	(3,689)	(3,689)
Loss from operations	$755,948	$1,033,769	$1,789,717

	As at August 31, 2016
	United States	Canada	Total

Current assets	$2,032,464	$522,553	$2,555,017
Property and equipment, net	141,550	1,400,793	1,542,343
Intangible assets, net	339,790	-	339,790
Total assets	$2,513,804	$1,923,346	$4,437,150

Current liabilities	$328,482	$605,542	$934,024
Equity	5,715,342	(2,212,216)	3,503,126
Total liabilities and equity	$6,043,824	$(1,606,674)	$4,437,150

	Six months ended August 31, 2015
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	538,912	179,374	718,286
Research and development	117,043	142,795	259,838
Depreciation and amortization	15,164	11,045	26,209
Cost of reverse merger	60,571	-	60,571
Foreign exchange loss (gain)	2,120	(1,107)	1,013
Loss from operations	$733,810	$332,107	$1,065,917

	As at August 31, 2015
	United States	Canada	Total

Current assets	$1,614,858	$208,863	$1,823,721
Property and equipment, net	9,475	79,876	89,351
Intangible assets, net	420,320	-	420,320
Total assets	$2,044,653	$288,739	$2,333,392

Current liabilities	$197,220	$94,218	$291,438
Equity	2,497,433	(455,479)	2,041,954
Total liabilities and equity	$2,694,653	$(361,261)	$2,333,392

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Loop Industries, Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 29, 2016 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54768), as filed with the SEC on June 15, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Loop Industries, Inc., (formerly First American Group) a Nevada corporation (the “Company”), was incorporated in the State of Nevada on March 11, 2010, and has a fiscal year end of the last day of the month of February.

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

Loop Holdings was incorporated on October 23, 2014, in Nevada. We are a development company and have never generated any revenues. The commercialization of our depolymerization technology is in its incipient stages and must be scaled-up before we can commercialize the technology and generate any revenues. The depolymerization technology underlying the business of Loop Holdings was originally developed by Hatem Essaddam, who sold the depolymerization technology to Loop Holdings for a purchase price of up to $445,050 and contingent consideration of CDN$800,000 pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essadam, Loop Holdings, and Daniel Solomita, our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors.

Our depolymerization of polyethylene terephthalate (PET) process is completed through a series of chemical reactions at room temperature and under normal atmospheric pressure. The resulting monomers of the depolymerization is purified terephthalic acid and ethylene glycol.

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

GOING CONCERN; NEED FOR ADDITIONAL CAPITAL

As reflected in the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has no recurring source of revenue and during the six months ended August 31, 2016, the Company incurred a net loss of $1.8 Million and used $1.7 Million cash in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our auditor’s report regarding our February 29, 2016, financial statements, contained in the Company’s Annual Report on Form 10-K (File No. 000-54768), as filed with the SEC on June 15, 2016 expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business

There is no sufficient historical financial information about the Company upon which to base an evaluation of our performance. We have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our research and/or development, and possible cost overruns due to price and cost increases in services.

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

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Intangible Assets

Management performs impairment tests of indefinite-lived intangible assets at least annually, or whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Recently Issued Accounting Pronouncements

Please refer to footnote 2 of the accompanying financial statements for Management’s discussion of recently issued, but not yet effective accounting pronouncements.

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are aiming to become an environmentally friendly manufacturer of purified terephthalic acid (PTA) and mono ethelyne glycol (MEG), these high purity specialty chemicals are mainly used in the production of Polyethylene terephthalate (PET). During January 2016, we announced the successful completion of a pilot plant facility in Montreal, Canada, with a production capacity of 2.5 metric tons per day of high purity PTA and MEG. We are planning to expand the pilot plant capacity to 3,000 metric tones per year which will allow us to further prove the scalability of our technology and provide increasing volumes of our products to potential clients for special lunch events. We estimate that the expansion of our pilot plant facility will require approximately $3 Million and around 10 months to be completed. We are planning to finance the expansion through additional sales of our common stock.

Currently, we are conducting qualification testing of our resin and exploring the possibility of negotiating long term supply contracts with potential clients. In addition, we are optimizing our manufacturing process to ensure an smooth transition from pilot scale to full scale commercial manufacturing facility. We anticipate that our first full scale production facility will have the initial capacity to process approximately 60,000 tons of PTA and 20,000 tons of MEG per year. We estimate that construction costs for this facility should be around $50 Million.

Our plan of operation also includes the development of the Loop™ branded PET resin, by establishing co-marketing, co-branding agreements with potential clients. Loop™ branded PET resin will primarily focus on educating consumers on the importance of recycling.

RESULTS OF OPERATIONS

Three months ended August 31, 2016 and August 31, 2015

We recorded no revenues for the three months ended August 31, 2016 and August 31, 2015.

For the three months ended August 31, 2016 and August 31, 2015, general and administrative expenses were $316,310, and $398,282, respectively. The decrease of $81,972 was due primarily to the amortization of $178,000 stock compensation costs during the three months ended August 31, 2015. This decrease was partially offset by additional expenses related to the intensification of the Company's operations including the rent of a corporate office in Montreal, increased head count, payroll and recruitment fees, and additional costs related to public company compliance such as professional fees, filing fees, directors and officer’s insurance and other expenses. The decrease was also partially offset by a charge of $14,622 corresponding to the fair value of warrants granted to employees.

For the three months ended August 31, 2016 and August 31, 2015, research and development expenses were $433,629, and $248,250, respectively. The increase of $185,379 was due primarily to the intensification of the Company's operations including the start-up of a pilot plant in Montreal, increased head count, rent of equipment, purchase of materials and hiring contractors. The increase is also the result of additional expenses in connection with patent applications, patent maintenance and legal fees, and a charge of $17,726 corresponding to the fair value of warrants granted to employees.

For the three months ended August 31, 2016 and August 31, 2015, depreciation of fixed assets and amortization of intangible assets were $75,128, and $16,414, respectively. The increase of $58,714 was due primarily to the intensification of the Company’s operations including the start-up of a pilot plant in Montreal and the increase in fixed assets of approximately $1.7 Million.

Six months ended August 31, 2016 and August 31, 2015

We recorded no revenues for the six months ended August 31, 2016 and August 31, 2015.

For the six months ended August 31, 2016 and August 31, 2015, general and administrative expenses were $756,056, and $718,286, respectively. The increase of $37,770 was due primarily to additional expenses related to the intensification of the Company's operations including the rent of a corporate office in Montreal, increased head count, payroll and recruitment fees, and additional costs related to public company compliance such as professional fees, filing fees, directors and officer’s insurance and other expenses. The increase is also the result of a charge of $44,164 corresponding to the fair value of warrants granted to employees. The increase was partially offset by the amortization of $356,000 stock compensation costs during the six months ended August 31, 2015.

For the six months ended August 31, 2016 and August 31, 2015, research and development expenses were $849,198, and $259,838, respectively. The increase of $589,360 was due primarily to the intensification of the Company's operations including the start-up of a pilot plant in Montreal, increased head count, rent of equipment, purchase of materials and hiring contractors. The increase is also the result of additional expenses in connection with patent applications, patent maintenance and legal fees, and a charge of $29,543 corresponding to the fair value of warrants granted to employees.

For the six months ended August 31, 2016 and August 31, 2015, depreciation of fixed assets and amortization of intangible assets were $188,152, and $26,209, respectively. The increase of $161,943 was due primarily to the intensification of the Company’s operations including the start-up of a pilot plant in Montreal and the increase in fixed assets of approximately $1.7 Million.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2016, we had a cash balance of $2.2 Million and a working capital balance of $1.6 Million. During the six months ended August 31, 2016, the Company used $1.7 cash in operations. Our cash at hand is not sufficient to fully finance our annual plan of operations. We will need to raise additional funds and we believe that additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our annual plan of operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

SUBSEQUENT EVENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Share Exchange Agreement, dated June 29, 2015, by and among the Company, Loop Holdings, Inc., a Nevada corporation, and the holders of common stock of Loop Holdings, Inc. (2)
3.1.1	Articles of Incorporation, dated March 11, 2010 (1)
3.1.2	Certificate of Amendment, dated October 10, 2010 (1)
3.1.3	Certificate of Amendment, dated February 4, 2014 (4)
3.1.4	Certificate of Change, dated February 4, 2014 (4)
3.1.5	Certificate of Amendment, dated July 21, 2015 (3)
3.1.6	Certificate of Change, dated July 21, 2015 (3)
3.1.7	Certificate of Designation for Series A Preferred Stock, dated February 19, 2016 (4)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_____________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-171091), filed with the Securities and Exchange Commission on December 10, 2010.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54768), filed with the Securities and Exchange Commission on June 30, 2015.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54768), filed with the Securities and Exchange Commission on June 15, 2016.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-54768), filed with the Securities and Exchange Commission on October 20, 2015

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

LOOP INDUSTRIES, INC.

Date: October 14, 2016	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer (principal executive officer)

Date: October 14, 2016	By:	/s/ Cesar Contla
	Name:	Cesar Contla
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

