Form 10-Q
period 2016-11-30
Loop Industries, Inc.
filed 2017-01-13
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

_______________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 13, 2017, there were approximately 31,390,807 shares of common stock, $0.0001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2016

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Loop Industries, Inc.

Three and nine months ended November 30, 2016 and 2015

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

	As at
	November 30, 2016	February 29, 2016
	(Unaudited)
Assets
Current Assets
Cash	$1,598,399	$422,586
Valued added tax and other receivables	163,614	253,041
Prepayments and other current assets	-	36,129
Total current assets	1,762,013	711,756

Property and Equipment, net of accumulated depreciation of $408,566 and $149,609, respectively	1,553,024	1,399,354

Intellectual Property, net of accumulated amortization of $121,155 and $73,471, respectively	323,895	371,579
Total assets	$3,638,932	$2,482,689

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$166,270	$363,083
Accrued Officers Compensation	345,000	210,000
Advances from majority stockholder	360,084	492,128
Total current liabilities	871,354	1,065,211

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 31,390,807 and 29,910,800 shares issued and outstanding, respectively	3,140	2,992
Additional paid-in capital	8,464,278	3,918,356
Common stock issuable, 204,667 shares at February 29, 2016	-	614,001
Accumulated deficit	(5,662,925)	(3,123,802)
Accumulated other comprehensive (loss) gain	(36,915)	5,931
Total stockholders' equity	2,767,578	1,417,478
Total liabilities and stockholders' equity	$3,638,932	$2,482,689

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses -
General and administrative	277,951	416,700	1,034,007	1,134,986
Research and development	368,403	240,085	1,217,600	499,924
Depreciation and amortization	102,244	78,613	290,396	104,822
Cost of reverse merger	-	-	-	60,571
Foreign exchange loss (gain)	809	8,441	(2,880)	9,453
Total operating expenses	749,407	743,839	2,539,123	1,809,756

Net Loss	(749,407)	(743,839)	(2,539,123)	(1,809,756)

Other comprehensive loss -
Foreign currency translation adjustment	(18,488)	(64,566)	(42,846)	(11,505)
Comprehensive Loss	$(767,895)	$(808,405)	$(2,581,969)	$(1,821,261)

Loss per share
-Basic and Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Weighted average common shares outstanding
-Basic and Diluted	31,390,807	29,810,800	31,001,702	26,533,037

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

Nine months ended November 30, 2016

(Unaudited)

	Common stock par value $0.0001		Preferred stock par value $0.001		Additional	Common		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$614,001	$(3,123,802)	$5,931	$1,417,478

Reclass. of common shares issuable to shares outstanding	204,667	20			613,981	(614,001)			-

Issuance of common shares for cash	1,275,340	128			3,825,888				3,826,016

Fair value of Warrants issued for services					106,053				106,053

Foreign currency translation								(42,846)	(42,846)

Net loss							(2,539,123)		(2,539,123)

Balance, November 30, 2016	31,390,807	$3,140	1	$-	$8,464,278	$-	$(5,662,925)	$(36,915)	$2,767,578

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended November 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(2,539,123)	$(1,809,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	242,712	82,565
Amortization expense	47,684	22,257
Amortization of the fair value of common shares issued for services	-	534,000
Cost of reverse merger	-	60,571
Fair value of warrants issued for services	106,053	-

Changes in operating assets and liabilities:
Valued added tax and other receivables	89,427	(159,185)
Prepayments and other current assets	36,129	(6,090)
Accounts payable and accrued liabilities	(196,813)	315,797
Accrued officer compensation	135,000	135,000
Intellectual property obligation	-	(212,880)
Net Cash Used in Operating Activities	(2,078,931)	(1,037,721)

Cash Flows from Investing Activities
Purchases of property and equipment	(412,921)	(1,085,351)
Net Cash Used in Investing Activities	(412,921)	(1,085,351)

Cash Flows from Financing Activities
Advances from majority stockholder	(132,044)	421,312
Proceeds from sales of common shares	3,826,016	2,237,000
Net Cash Provided by Financing Activities	3,693,972	2,658,312

Effect of exchange rate changes	(26,307)	75,039
Net Change in Cash	1,175,813	610,279

Cash - beginning of period	422,586	209,796

Cash - end of period	$1,598,399	$820,075

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-

Non-cash investing and financing activities:
Net Liabilities assumed upon reverse merger	$-	$59,919

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Nine and Three months ended November 30, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Loop Industries, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

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

On May 24, 2016, 9449507 Canada Inc. was incorporated to absorb all the assets and liabilities pertaining to the pilot plant commissioned by Loop Industries Inc. to 8198381 Canada Inc. On November 11, 2016, the shares of 9449507 Canada Inc., which was wholly owned by Mr. Solomita, were transferred to Loop Industries Inc. In December 23, 2016, 9449507 Canada Inc., changed its legal name to Loop Canada Inc.

The transfer of the assets and liabilities will be executed following a letter of intent signed to that effect on June 13, 2016 and it is expected to be completed during the fourth quarter of this fiscal year.

Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the nine months ended November 30, 2016, the Company incurred a net loss of $2.5 Million and used cash in operations of $2.0 Million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. Our auditors report regarding our February, 29, 2016 Financial Statements express an opinion that substantial doubt exists as to whether we can continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company could obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

The following table summarizes the exchange rates used:

	Nine Months Ended November 30,
	2016	2015
Period end Canadian $: US Dollar exchange rate	$0.74	$0.75
Average period Canadian $: US Dollar exchange rate	$0.77	$0.78

Expenditures are translated at the average exchange rate for the period presented.

Value added tax and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of November 30, and February 29, 2016, the computed net recoverable sale taxes amount to $163,614 and $253,041, respectively for which the Company expects full reimbursement. The Company is the process of filing the required returns to claim the remaining recoverable balance.

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

As of November 30, and February 29, 2016 the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

For the three and nine months ended November 30, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 2,035,004 outstanding warrants as of November 30, 2016. There were no warrants outstanding as of November 30, 2015.

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

Note 3 – Property and Equipment, net

	Estimated
	Useful	November 30,	February 29,
	Life	2016	2016
	(years)

Machinery and Equipment	5 - 7	$1,496,320	$1,126,147
Office equipment and furniture	5 - 8	126,625	108,030
Leasehold improvements	3	338,645	314,786
		1,961,590	1,548,963
Less: accumulated depreciation		(408,566)	(149,609)
Property and equipment, net		$1,553,024	$1,399,354

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $86,349 and $71,194 for the three months ended November 30, 2016 and 2015, respectively, and to $242,712 and $82,565 for the nine months ended November 30, 2016 and 2015, respectively.

Note 4 – Intellectual Property, net

	Estimated
	Useful	November 30,	February 29,
	Life	2016	2016
	(years)

In-process research & development	7	$445,050	$445,050
Less: accumulated amortization		(121,155)	(73,471)
Intellectual Property, net		$323,895	$371,579

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

As of November 30, 2016 the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional CDN$200,000 payment has been made.

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

As of November 30, 2016, the Company did not make any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $15,895 and $7,419 for the three months ended November 30, 2016 and 2015, respectively, and to $47,684 and $22,257 for the nine months ended November 30, 2016 and 2015, respectively.

Note 5 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company's major stockholder and CEO, or companies controlled by him, has made advances to the Company to finance its operations. The amounts due to these entities as of November 30, 2016 and February 29, 2016 were $360,084 and $492,128, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

Employment Agreement and Accrued Compensation due Major Shareholder

The Company entered into employment agreement with Daniel Solomita, the Company's President and Chief Executive Officer for an indefinite term. During the term, officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $45,000 during the three months ended November 30, 2016 and 2015, and to $135,000 during the nine months ended November 30, 2016 and 2015. As of November 30, 2016, and February 29, 2016, accrued compensation of $345,000 and $210,000, respectively, was due to Mr. Solomita.

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

The milestones had not been met as of November 30, 2016.

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

Note 6 – Stockholders' Equity

Common Stock

During the nine months ended November 30, 2016, the Company sold 1,275,340 shares of its common stock, and 637,670 warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $3,826,016. In addition, 204,667 shares of common stock sold in the previous year were issued and reclassified to shares outstanding.

Warrants

The Company has not adopted a formal stock option plan, however, it has made periodic non-plan grants of warrants for services and financing.

During the year ended February 29, 2016, the Company issued warrants to purchase 2,220,000 shares of the Company's common stock at an exercise price of $.80 per share for services. During the nine months ended November 30, 2016, the Company issued warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $3.00 per share for services. The total fair value of the warrants granted was determined to be $1,398,288.

During the three and nine months ended November 30, 2016, the Company amortized $32,348, and $106,053, respectively, of these costs which are included in operating expenses. As of November 30, 2016, the unamortized balance of these costs was $424,142 which will be amortized over the next two years. The aggregate intrinsic value of the warrants outstanding as of November 30, 2016, was $4,238,000 calculated as the difference between the closing market price of $4.20 and the exercise price of the Company's warrants as of November 30, 2016.

During the nine months ended November 30, 2016, the Company issued warrants to purchase 637,670 shares of the Company's common stock at an exercise price of $6.00 per share to certain investors upon the sale of 1,275,340 common shares.

The table below summarizes the Company's warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, February 29, 2016	2,322,334	$0.80 to $6.00	$1.03

Granted	712,670	$3.00 to $6.00	5.68

Forfeited	(1,000,000)	$0.80	0.80

Exercised	-	-	-

Expired	-	-	-

Balance, November 30, 2016	2,035,004	$0.80 to $6.00	$2.77

Earned and exercisable, November 30, 2016	1,437,087	$0.80 to $6.00	$3.45

Unvested, November 30, 2016	597,917	$0.80 to $3.00	$1.14

The following table summarizes information concerning outstanding and exercisable warrants as of November 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	1,220,000	1.02	$0.80	695,000	1.02	$0.80
$6.00	740,004	0.93	$6.00	740,004	0.93	$6.00
$3.00	75,000	1.52	$3.00	2,083	1.52	$3.00

Note 7 – Geographic Information

As of November 30, 2016, and 2015, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Nine months ended November 30, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	561,545	472,462	1,034,007
Research and development	472,986	744,614	1,217,600
Depreciation and amortization	72,978	217,418	290,396
Foreign exchange loss (gain)	-	(2,880)	(2,880)
Loss from operations	$1,107,509	$1,431,614	$2,539,123

	As at November 30, 2016
	United States	Canada	Total

Current assets	$1,268,193	$493,820	$1,762,013
Property and equipment, net	133,119	1,419,905	1,553,024
Intangible assets, net	323,895	-	323,895
Total assets	$1,725,207	$1,913,725	$3,638,932

Current liabilities	$375,473	$495,882	$871,354
Equity	5,396,127	(2,628,550)	2,767,577
Total liabilities and equity	$5,771,600	$(2,132,668)	$3,638,932

	Nine months ended November 30, 2015
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	829,080	305,906	1,134,986
Research and development	153,753	346,171	499,924
Depreciation and amortization	26,472	78,350	104,822
Cost of reverse merger	60,571	-	60,571
Foreign exchange loss (gain)	2,120	7,333	9,453
Loss from operations	$1,071,996	$737,760	$1,809,756

	As at November 30, 2015
	United States	Canada	Total

Current assets	$847,415	$177,001	$1,024,416
Property and equipment, net	153,033	825,891	978,924
Intangible assets, net	412,900	-	412,900
Total assets	$1,413,348	$1,002,892	$2,416,240

Current liabilities	$204,102	$832,545	$1,036,647
Equity	2,159,246	(779,653)	1,379,593
Total liabilities and equity	$2,363,348	$52,892	$2,416,240

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

Loop Holdings was incorporated on October 23, 2014, in Nevada. We are a development company and have never generated any revenues. The commercialization of our depolymerization technology is in its incipient stages and must be scaled-up before we can commercialize the technology and generate any revenues. The depolymerization technology underlying the business of Loop Holdings was originally developed by Hatem Essaddam, who sold the depolymerization technology to Loop Holdings for a purchase price of up to $445,050 and contingent consideration of CDN$800,000 pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings, and Daniel Solomita, our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors.

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

GOING CONCERN; NEED FOR ADDITIONAL CAPITAL

As reflected in the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has no recurring source of revenue and during the nine months ended November 30, 2016, the Company incurred a net loss of $2.5 Million and used $2.0 Million cash in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our auditor’s report regarding our February 29, 2016, financial statements, contained in the Company’s Annual Report on Form 10-K (File No. 000-54768), as filed with the SEC on June 15, 2016 expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business

Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months and to finalize the transition from pilot scale to a full scale commercial manufacturing facility. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company could obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

PLAN OF OPERATION

We have not yet generated or realized any revenues from our business. We are aiming to sell LOOP™ branded PET resin to sustainably focused customers through our proprietary depolymerization technology which allows us to manufacturer purified terephthalic acid (PTA) and Mono Ethelyne glycol (MEG) form waste plastic, these high purity petrochemicals are mainly used in the production of Polyethylene terephthalate (PET). During January 2016, we announced the successful completion of a pilot plant facility in Montreal, Canada with a production capacity of 2.5 metric tons per day of high purity PTA and MEG. We are planning to build a commercial scale facility with an installed capacity of a minimum 10 KTA to supply our potential clients with LOOP™ branded PET resin of 25% and 50% recycled content. We are finalizing the detailed engineering and construction estimates for the new facilities. We are planning to finance the new facility through additional sales of our common stock, government assistance, including grants and low-interest loans.

We are conducting qualification testing of our LOOP™ branded PET resin and negotiating long term supply contracts with potential clients. In addition, we are optimizing our manufacturing process to ensure a smooth transition from pilot scale to full scale commercial manufacturing facility.

Our plan of operation also includes the development of the Loop™ branded PET resin, by establishing co-marketing, co-branding agreements with potential clients. Loop™ branded PET resin will primarily focus on educating consumers on the importance of the circular economy.

RESULTS OF OPERATIONS

Three months ended November 30, 2016 and November 30, 2015

We recorded no revenues for the three months ended November 30, 2016 and November 30, 2015.

For the three months ended November 30, 2016 and November 30, 2015, general and administrative expenses were $277,951, and $416,700, respectively. The decrease of $138,749 was due primarily to the amortization of $178,000 stock compensation costs during the three months ended November 30, 2015. This decrease was partially offset by additional expenses related to the intensification of the Company's operations including the rent of a corporate office in Montreal, increased head count, payroll and recruitment fees, and additional costs related to public company compliance such as professional fees, filing fees, directors and officer’s insurance and other expenses. The decrease was also partially offset by a charge of $14,620 corresponding to the fair value of warrants granted to employees.

For the three months ended November 30, 2016 and November 30, 2015, research and development expenses were $368,403, and $240,085, respectively. The increase of $128,318 was due primarily to the intensification of the Company's operations including the start-up of a pilot plant in Montreal, increased head count, rent of equipment, purchase of materials and hiring contractors. The increase is also the result of additional expenses in connection with patent applications, patent maintenance and legal fees, and a charge of $17,726 corresponding to the fair value of warrants granted to employees.

For the three months ended November 30, 2016 and November 30, 2015, depreciation of fixed assets and amortization of intangible assets were $102,244, and $78,613, respectively. The increase of $23,631 was due primarily to the intensification of the Company’s operations including the start-up of a pilot plant in Montreal and the increase in fixed assets of approximately $1.0 Million during the last 12 months.

Nine months ended November 30, 2016 and November 30, 2015

We recorded no revenues for the nine months ended November 30, 2016 and November 30, 2015.

For the nine months ended November 30, 2016 and November 30, 2015, general and administrative expenses were $1,034,007, and $1,134,986, respectively. The decrease of $100,979 was due primarily to the amortization of $534,000 stock compensation costs during the nine months ended November 30, 2015. This decrease was partially offset by additional expenses related to the intensification of the Company's operations including the rent of a corporate office in Montreal, increased head count, payroll and recruitment fees, and additional costs related to public company compliance such as professional fees, filing fees, directors and officer’s insurance and other expenses. The decrease was also partially offset by a charge of $58,784 corresponding to the fair value of warrants granted to employees.

For the nine months ended November 30, 2016 and November 30, 2015, research and development expenses were $1,217,600, and $499,924, respectively. The increase of $717,676 was due primarily to the intensification of the Company's operations including the start-up of a pilot plant in Montreal, increased head count, rent of equipment, purchase of materials and hiring contractors. The increase is also the result of additional expenses in connection with patent applications, patent maintenance and legal fees, and a charge of $47,269 corresponding to the fair value of warrants granted to employees.

For the nine months ended November 30, 2016 and November 30, 2015, depreciation of fixed assets and amortization of intangible assets were $290,396, and $104,822, respectively. The increase of $185,574 was due primarily to the intensification of the Company’s operations including the start-up of a pilot plant in Montreal and the increase in fixed assets of approximately $1.0 Million during the last 12 months.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2016, we had a cash balance of $1.6 Million and a working capital balance of $0.9 Million. During the nine months ended November 30, 2016, the Company used $2.0 cash in operations. Our cash at hand is not sufficient to fully finance our annual plan of operations. We will need to raise additional funds and we believe that additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our annual plan of operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

SUBSEQUENT EVENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2016.

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

LOOP INDUSTRIES, INC.

Date: January 13, 2017	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer (principal executive officer)

Date: January 13, 2017	By:	/s/ Cesar Contla
	Name:	Cesar Contla
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

