Form 10-K
period 2017-02-28
Loop Industries, Inc.
filed 2017-05-30
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-54768

LOOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

480 Fernand Poitras Terrebonne, Quebec, Canada J6Y 1Y4

(Address of principal executive offices zip code)

Registrant’s telephone number, including area code (450) 951-8555

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $46,536,147. At May 11, 2017, there were 32,595,173 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, and the size of our addressable market and market trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under "Risk Factors." Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control; and (viii) other factors discussed in our filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GLOSSARY

As used in this Annual Report on Form 10-K, the following terms are being provided so investors can better understand our business:

Depolymerization refers to a chemical process of breaking down polymers into its monomers or smaller oligomers.

MEG is an acronym for monoethylene glycol, one of the PET monomers. It is an organic compound primarily used as a raw material in the manufacture of polyester fibers and PET plastic.

Mother liquor refers to the solution that remains after crystallization, containing the original solute as well as other impurities that were not filtered out.

PET is an acronym for polyethylene terephthalate, which is a plastic resin and a type of polyester showing excellent tensile and impact strength, chemical resistance, clarity, process ability and reasonable thermal stability. PET is the material which is most commonly used for plastic packaging, including plastic bottles for water, carbonated soft drinks, containers for food and other consumer products, and is usually identified by a number 1, often inside an image of a triangle, on the packaging.

PTA is an acronym for purified terephthalic acid, another of the PET monomers. It is an organic compound used mainly in the production of PET plastic and polyester fiber. The resulting product appears as a crystalline substance, which is then filtered, purified, dried and stored.

PART I

ITEM 1. BUSINESS

Overview

Our business develops technology and processes to promote the regeneration and reuse of materials to sustain a circular economy. Currently, the focus of our business is on depolymerizing waste PET plastics and converting them into valuable chemicals, ready to be reintroduced into the manufacturing of virgin PET plastic. Our proprietary technology breaks down PET into its base chemicals, PTA and MEG, at a recovery rate of over 90% and under normal atmospheric pressure and at room temperature.

Depolymerization presents two unique advantages in recycling resin-based products: (i) the ability to return a recovered resin to virgin-resin-like quality, and (ii) the potential to recover a valuable feedstock from products that are economically challenging to recycle. When plastic is mechanically recycled, even small levels of contamination can compromise the performance of the resin. However, because depolymerization breaks down plastics into monomer form, all contamination is removed. Our unique depolymerization process can be applied to all sorts of post-consumer PET, including degraded, colored or heavily contaminated PET that is not currently recyclable.

We are a development-stage company and have not yet generated any revenues. Our depolymerization technology must be scaled-up before we can commercialize the technology and generate any revenues. We intend to commercialize our technology by selling depolymerized LOOP™-branded PET resin to sustainably focused customers. During January 2016, we announced the successful completion of a pilot plant facility in Montreal, Canada with a production capacity of 2.5 metric tons per day of high purity PTA and MEG. In February 2017, we also announced the entry into an agreement for services with DrinkFinity, an affiliate of PepsiCo, effective as of January 1, 2017, pursuant to which, we will participate in a mail back recycling program, whereby PepsiCo and its affiliates, divisions and subsidiaries, will be provided custom-made bags for consumers to mail certain specified recyclable products to us and we will process the returned items through our proprietary technology. A copy of this agreement is filed as an exhibit to this Annual Report on Form 10-K.

Raw Material

Our technology uses waste PET plastics such as water bottles, soda bottles, consumer packaging, carpets and industrial waste as feedstock to process. These feedstocks are available through municipal triage centers, industrial recycling and landfill reclamation projects.

PET does not create a direct hazard to the environment, but due to its substantial fraction volume in the plastic waste stream and its high resistance to atmospheric and biological agents, it could be considered as a noxious material. PET accounts for 8% by weight and 12% by volume of the world’s solid waste.

PET bottles are characterized by high strength, low weight and permeability of gases (mainly CO2), as well as by their aesthetic appearance (good light transmittance, smooth surface) and do not have any known adverse side effects on humans. Many attempts are currently directed toward recycling of PET waste, because of the interests in environmental protection, energy preservation and economic benefits.

Among the different recycling techniques (primary, mechanical, chemical and energy recovery), chemical recycling the most acceptable, according to the principles of “sustainable development” , since it leads to the formation of the raw materials from which the polymer is made, as well as of other secondary value-added products. Chemical recycling has been defined as the process leading to the total depolymerization of PET into monomers, or partial depolymerization into oligomers and other chemical substances.

According to NAPCOR (National Association for PET Container Resources), in 2015 in the United States:

•	PET bottles represented a total of 5.9 billion lbs. of PET available to be recycled;
•	Only 1.79 billion lbs. were collected; and
•	There was only a 30.1% PET bottle recycling rate.

Among the various methods of PET recycling the most common is mechanical recycling, which refers to operations that aim to recover plastics waste via mechanical processes (grinding, washing, separating, drying, re-granulating and compounding).

The disadvantages of mechanical recycling of PET are that sorting is very labor intensive, and high energy costs are required to process the material. Mechanical PET recycling is also limited to single stream PET with no contamination. Other challenges include quality degradation and loss of clarity in the resulting recycled PET.

Depolymerization

We have developed a proprietary process that enables us to depolymerize PET into its purest form of PTA and MEG under normal atmospheric pressure and at room temperature. Our unique depolymerization process can bring even degraded, colored or heavily contaminated PET that is not recyclable back to life in the form of its base monomers. The resulting monomers (PTA & MEG) can be repolymerized to produce virgin quality PET.

Our PET depolymerization process is completed through a series of chemical reactions:

•	Post-consumer (i.e. waste) PET are shredded into approximately 5 mm size pieces;
•	Shredded PET is put into a large reactor, where certain chemicals are added;
•	The PET molecular chain is broken down ;
•	PTA (solid) and MEG (liquid) and mother liquor (the solution that remains after crystallization, containing the original solute as well as other impurities that were not filtered out) are separated using a combination of centrifugation and distillation;
•	The mother liquor is returned to the reactor to be reused in the process; and
•	PTA and MEG are processed and used to produce PET.

Our depolymerized PET has been tested in third-party laboratory settings. This testing was conducted to determine whether the PTA and MEG meet certain levels of purity to be able to be used for making PET resin, and we have concluded that the PTA and MEG are of industrial grade purity, meaning they are suitable for use in commercial beverage bottles.

Prospective Future Growth

We believe that the production of PET plastic resin using PTA and MEG that has been produced through our proprietary depolymerization technology will become a new standard in plastic manufacturing. With the dual benefits of plastic waste control and reduction in the use of fossil fuels we believe that the adoption of Loop’s PET manufacturing process will be widespread.

In the medium term, we plan to establish depolymerization and PET manufacturing facilities in strategically located sites based on the availability of post-consumer PET for feedstocks in North America and Europe.

Our long-term growth plans include the development of other technology and processes that will support and promote the circular economy using other types of material, such as other forms of plastic or nylon.

Intellectual Property

We rely on a combination of patent and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

We have an issued U.S. patent with claims relating to our proprietary technology for depolymerization of PET. We expect the patent to expire on or around July 2035. Additionally, we have patent filings covering the same proprietary technology with jurisdictions that are parties to the Patent Cooperation Treaty, Argentina, members of the Gulf Cooperation Council and Taiwan. If patents are ultimately granted from these jurisdictions, we expect these patents to also expire on or around July 2035.

We also have a pending U.S. trademark application protecting the trademark name LOOP.

Essaddam Assignment

The depolymerization technology underlying our business was originally developed by Hatem Essaddam, who sold the depolymerization technology to Loop Holdings, Inc. (“Loop Holdings”) pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings, and Daniel Solomita, as supplemented by that certain Addendum to the Intellectual Property Assignment Agreement signed on October 27, 2014, by and among such parties.

Pursuant to the Intellectual Property Assignment Agreement, we made an initial payment of $0.4 million for the intellectual property and will make such additional payments of CDN$0.2 million (up to an aggregate of CDN$0.8 million) to Mr. Essaddam within sixty (60) days of each of the following milestones having been met, as follows:

(i)	an average of twenty (20) metric tons of PTA is produced per day by us for twenty (20) operating days;
(ii)	an average of thirty (30) metric tons of PTA is produced per day by us for thirty (30) operating days;
(iii)	an average of sixty (60) metric tons per day of PTA is produced per day by us for sixty (60) operating days; and
(iv)	an average of one hundred (100) metric tons of PTA is produced per day by us for sixty (60) operating days.

Additionally, we are obligated to make royalty payments of up to CDN$25.7 million, payable as follows:

(a)	10% of gross profits on the sale of all products derived by us from the technology assigned to us under the agreement;
(b)	10% of any license fee paid to us in respect of any licensing or other right to use the technology assigned to us and granted to a third party by Essaddam;
(c)	5% of any royalty or other similar payment made to us by a third party to whom a license or other right to use the technology assigned to us has been granted by us; and
(d)	5% of any royalty or other similar payment made to us by a third party in respect of a sub-license or other right to use the technology assigned to us granted by the third party.

As of May 11, 2017, none of the above listed milestones have been met and we have not made any milestone or royalty payments.

Government Regulation and Approvals

As we seek to further develop and commercialize our business, we will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations. Compliance with current and future regulations could increase our operational costs.

Our operations require various governmental permits and approvals. We are in the process of obtaining all necessary permits and approvals for the operation of our business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place may adversely affect our operations and may subject us to penalties.

Employees

As of May 11, 2017, we have 21 employees, all located at our office in Terrebonne, Canada. 19 employees are full-time, of which 7 are in general and administration, 8 in research and development and 4 for the operation of our pilot plant and technical development for future commercialization facilities. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were originally incorporated in Nevada in March 2010 under the name Radikal Phones Inc., which was changed to First American Group Inc. in October 2010. On July 29, 2015, we completed a reverse acquisition of Loop Holdings, Inc., whereby we acquired all of its issued and outstanding common shares in a share exchange for approximately 78.1% of the capital stock of our company at the time. The depolymerization business of Loop Holdings, Inc. became our sole operating business. On June 22, 2015, our board of directors approved a change in the fiscal year end date from September 30 to last day of February. On July 21, 2015 we changed our name to Loop Industries, Inc.

Loop Holdings, Inc. was originally incorporated in Nevada on October 23, 2014. The depolymerization technology underlying our business was originally developed by Hatem Essaddam who sold the technology and related intellectual property rights to Loop Holdings in October 2014, pursuant to the license agreement described above in the section “—Intellectual Property– Essaddam Assignment” and 8198381 Canada Inc., a corporation organized under the federal laws of Canada and wholly-owned by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder. 8198381 Canada Inc. later sold the depolymerization technology and related intellectual property rights it held to Loop Holdings in June 2015 pursuant to a technology transfer agreement, which we filed as an exhibit to our Current Report on Form 8-K on June 30, 2015.

On May 24, 2016, 9449507 Canada Inc. was organized under the federal laws of Canada and on November 11, 2016, and became a wholly-owned subsidiary of Loop Industries, Inc. following the transfer by Mr. Solomita of all of the issued and outstanding common shares of 9449507 Canada Inc. to Loop Industries, Inc. In December 23, 2016, 9449507 Canada Inc. changed its legal name to Loop Canada Inc.

On December 31, 2016, 8198381 Canada Inc. entered into a purchase and sale agreement to transfer to Loop Canada Inc., all assets and liabilities it held pertaining to our business of depolymerizing plastics, including employees and operations.

On March 9, 2017, Loop Holdings, Inc. merged with and into us. As a result of the foregoing merger, Loop Canada Inc. is our sole remaining subsidiary.

Our principal executive offices are located at 480 Fernand Poitras Street, Terrebonne, QC J6Y 1Y4 Canada. Our telephone number is (450) 951-8555. Our website address is http://www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

RISKS RELATING TO OUR COMPANY

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue and may never be profitable.

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2017 was $8.8 million. We have only one customer, and have not earned any revenues to date. We have financed our operations primarily through private placements of our common stock and have devoted substantially all of our efforts to research and development, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our products, obtain the regulatory approvals necessary to commercialize our products and attract additional customers. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our depolymerization business was started in October 2014 with the incorporation of Loop Holdings, Inc. and acquisition of intellectual property from Hatem Essaddam and 8198381 Canada Inc., a corporation organized under the federal laws of Canada and wholly-owned by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our technology. We have not yet demonstrated the ability to manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our PET depolymerization business and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. If there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our ability to remain in business.

If are unable to successfully scale our manufacturing processes, we may not meet customer demand.

To be successful, we will have to successfully scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality on a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. The current manufacturing facility is a pilot plant with limited production capacity. In order to fully implement our business plans, we will need to move the operations to a larger facility, develop strategic partnerships or find other means to produce greater volumes of finished product.

Disruption at, damage to or destruction of our pilot plant or facilities could impede our ability to process the PET and make PTA and MEG, which would harm our business, financial condition and operating results.

We currently rely on our manufacturing facilities at a single location in Montreal. Any interruption in manufacturing operations at this location could result in our inability to satisfy the product demands of our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility or regional power shortages. As our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Any disruption that impedes our ability to process PET in a timely manner could reduce our revenues and materially harm our business.

The plastics manufacturing industry is extremely price competitive because of the commodity like nature of PET resin and its correlation to the price of crude oil. If our cost to manufacture recycled PET is not competitive with virgin PET or if the price of oil reduces significantly, it may adversely impact our ability to penetrate the market or be profitable.

The demand for recycled PET has fluctuated with the price of crude oil. If crude oil prices decline the cost to manufacture recycled PET may become comparatively higher than the cost to manufacture virgin PET. Our ability to penetrate the market will depend in part on the cost of manufacturing virgin PET and if we do not successfully distinguish our product from those of virgin PET manufacturers our entry into the market and our ability to secure customer contracts can be adversely affected.

The loss of the services of Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business.

The development of our PET materials depolymerization business and the marketing of our prospective products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Daniel Solomita or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business which could adversely affect our financial results and impair our growth.

Our pilot plant was completed early this year and we have not yet fully implemented all policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes.

We are subject to health and safety as well as environmental, zoning and any other regulatory requirements to operate our pilot plant. Any failure to comply with ongoing regulatory requirements, as well as discovery of previously unknown problems, may result in, among other things, costly regulatory inspections, fines or remediation plans. If regulatory issues arise, the value of our business and our operating results may be adversely affected.

Additionally, applicable regulations may change, and additional government regulations may be enacted that could impact our business. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, are slow or unable to adopt new requirements or policies, or effect changes to existing requirements, our business may be adversely affected.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, nondisclosure and nonuse agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

We may face costly intellectual property infringement claims, the result of which would decrease the amount of cash we would require to operate and complete our business plan.

We anticipate that from time to time we will receive communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against alleged infringement. If anticipated claims arise, we will evaluate their merits. Any claims of infringement brought of third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management's assessment or conclude that our internal control over financial reporting is operating effectively.

RISKS ASSOCIATED WITH OUR SECURITIES

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 250,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of May 11, 2017, we had 32,595,173 shares of common stock issued and outstanding and one share of preferred stock issued and outstanding. The future issuance of common stock and/or preferred stock will result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our President and Chief Executive Officer and Chairman of the Board of Directors, Daniel Solomita, beneficially owns a majority of our capital stock, and accordingly, has control over stockholder matters, our business and management.

As of May 11, 2017, Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, beneficially owns 18,600,000 shares of common stock, or 57% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring that Mr. Solomita retains control even if his presently-held 57% of the issued and outstanding shares of our common stock is diluted to a level below a majority.

Additionally, the one share of Series A Preferred Stock issued to Mr. Solomita contains protective provisions, which precludes us from taking certain actions without Mr. Solomita’s (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, we are not permitted to take certain actions without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class, including for example and without limitation, amending our articles of incorporation, changing or modifying the rights of the Series A Preferred Stock, including increasing or decreasing the number of authorized shares of Series A Preferred Stock, increasing or decreasing the size of the board of directors or remove the director appointed by the holders of our Series A Preferred Stock and declaring or paying any dividend or other distribution.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by Mr. Solomita, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, we may be or in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the company in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the company, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder's shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the company's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the company, or (ii) an affiliate or associate of the company and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the company. The definition of the term "combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the company's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the company and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may not be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical or real property. Our executive offices and operational facilities are located at 480 Fernand Poitras, Terrebonne, Quebec, Canada J6Y 1Y4. We initially entered into a lease with 6316123 Canada Inc. for approximately 9,607 square feet of industrial premises on the first floor of 480 Fernand Poitras on February 23, 2015 and entered into an additional secondary lease for the 3,460 square feet of industrial premises on the second floor on February 1, 2016. Both leases expire April 30, 2018, unless we elect to renew for an additional period of three years. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. As of February 28, 2017, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 10, 2017, our common stock has been quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.” From October 29, 2015 through April 7, 2017, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “LLPP.” From September 26, 2012 to October 28, 2015, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “FAMG.” The following is a summary of the high and low closing bid prices of our common stock (rounded to the nearest penny) for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Closing Bid Price Per Share
	High	Low
Year Ending February 28, 2018
First Quarter (through May 11, 2017)	$7.50	$5.00

Year Ended February 28, 2017
Fourth Quarter	$5.40	$3.31
Third Quarter	$4.10	$3.55
Second Quarter	$6.00	$3.50
First Quarter	$4.40	$3.41

Year Ended February 29, 2016
Fourth Quarter	$4.00	$3.20
Third Quarter	$4.25	$3.93
Second Quarter	$1.06	$1.06
First Quarter	$1.06	$1.06

On May 11, 2017, the closing bid price on the OTC Markets Group, Inc.’s OTCQX tier for our common stock was $7.50.

Holders

As of May 11, 2017, there were 32,595,173 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 141 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Transfer Agent

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014, and their telephone number is (702) 818-5898.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or By-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities

During the year ended February 28, 2017, we:

(i)	sold 1,275,340 shares of common stock and 637,670 warrants to purchase shares of common stock resulting in gross proceeds to us of approximately $3.8 million pursuant to Section 4(a)(2) of the Securities Act and Rule 506 to accredited investors in the United States and pursuant to Rule 903(b)(3) of Regulation S for investors outside the United States;

(ii)	issued 200,000 shares of common stock at $0.80 per share upon the exercise of a warrant held by 912820 Canada Inc., a corporation duly formed and existing under the laws of Canada and controlled by Brian Young, one of our directors, resulting in proceeds to us of $0.2 million and made pursuant to Section 4(a)(2) of the Securities Act;

(iii)	issued 38,000 shares upon cash-less exercise of 47,500 warrants;

(iv)	issued a warrant to purchase 75,000 shares of our common stock at an exercise price of $3.00 per share to our then Chief Financial Officer pursuant to Section 4(a)(2) of the Securities Act;

(v)	issued 23,166 shares for consulting services at a fair value of $3.00 per share resulting in total expenses of $69,498 pursuant to Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 28, 2017, the following securities are authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,010,000	$0.96	4,000,000
Total	1,010,000	$0.96	4,000,000

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2017.

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

Our business develops technology and processes to promote the regeneration and reuse of materials to sustain a circular economy.

Currently, the focus of our business is on the depolymerizing waste PET plastics and converting them into valuable chemicals, ready to be reintroduced into the manufacturing of virgin PET plastic. Our proprietary technology breaks down PET into its base chemicals, PTA and MEG, at a recovery rate of over 90% and under normal atmospheric pressure and at room temperature.

Depolymerization presents two unique advantages in recycling resin-based products: (i) the ability to return a recovered resin to virgin-resin-like quality, and (ii) the potential to recover a valuable feedstock from products that are economically challenging to recycle. When plastic is mechanically recycled, even small levels of contamination can compromise the performance of the resin. However, because depolymerization breaks down plastics into monomer form, all contamination is removed. Our unique depolymerization process can be applied to all sorts of post-consumer PET, including degraded, colored or heavily contaminated PET that is not currently recyclable.

We are a development-stage company and have never generated any revenues. Our depolymerization technology must be scaled-up before we can commercialize the technology and generate any revenues. We intend to sell depolymerized LOOP™-branded PET resin to sustainably focused customers. During January 2016, we announced the successful completion of a pilot plant facility in Montreal, Canada with a production capacity of 2.5 metric tons per day of high purity PTA and MEG.

PLAN OF OPERATION

We are planning to and have begun taking steps to build a commercial scale facility with an installed capacity of a minimum of 10,000 metric tons (MT) per annum to supply our potential customers with LOOP™ branded PET resin of up to 50% recycled content. We are planning to finance any new facilities through additional sales of our common stock, government assistance, including grants and low-interest loans and traditional bank financing.

We are conducting qualification testing of our LOOP™ branded PET resin and negotiating long term supply contracts with potential customers. In addition, we are optimizing our manufacturing process to ensure a smooth transition from pilot scale to full scale commercial manufacturing facility.

Our plan of operation also includes the development of the LOOP™ branded PET resin, by establishing co-marketing and co-branding initiatives with potential customers. LOOP™ branded PET resin will primarily focus on educating consumers on the importance of the circular economy and the Loop technology that can play a pivotal role in this new economy.

RESULTS OF OPERATIONS

For the years ended February 28, 2017 and February 29, 2016

We recorded no revenues for the years ended February 28, 2017 and February 29, 2016.

We realized a net loss from operations of $8.8 million for the 12 months ended February 28, 2017 compared to a net loss of $1.7 million for the year ended February 29, 2016. This increase in net loss from operations is mainly due to a $5.5 million charge for the year ended February 28, 2017 relating to the fair value of 1,000,000 shares of common stock issuable to the majority stockholder for services.

The remaining increase in expenses of $1.6 million can be attributed to the following items:

•	An increase in payroll and salaries cost of $0.4 million mainly because the payroll expense for the period ended February 29, 2016 does not reflect a full year of salaries expense as employees were hired throughout the year. Actual head count increased by only 1 from February 29, 2016 to February 28, 2017.

•	An increase of $0.7 million in research and development expenses, net of research and development tax credits received in the year of $150,426.

•	An increase of $0.2 million in depreciation and amortization charges arising from an increase in equipment purchases for the pilot plant.

•	The remaining $0.3 million increase is an overall increase among other operating expenses as employees and activity increased.

Activity in the past year focused on the build out of the pilot plant, continued testing and improvement of our depolymerization process as well as testing of various feedstocks used in the depolymerization process.

On the commercial side, we have undertaken various marketing initiatives to raise awareness of the Loop depolymerization process. In addition, we have been working with future customers and other key stakeholders to ensure that the Loop™ branded PET resin meets customers’ needs and specifications once commercial production begins.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2017, we had a cash balance of $0.9 million and a working capital balance of $0.3 million. During the year ended February 28, 2017, we used $2.9 million in operations and purchased capital equipment of $0.5 million. We raised funds of $4.0 million through the sale of additional common stock and exercise of warrants for a net increase in its cash position of $0.6 million.

Subsequent to February 28, 2017, we raised an additional $5.9 million from the sale of our common stock. We believe we have sufficient funds to continue our operations at least through the end of fiscal year 2018; however, we will require additional financing through either debt or equity to transition from pilot scale to full scale commercial manufacturing.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have used estimates to determine the depreciable life of property and equipment which affects our depreciation and amortization charge for the year. We have also used estimates in determining the useful life of our intangible assets as well as whether there was any impairment to the carrying value of the intangible assets. Finally, we have also used estimates in recording the fair value of certain stock instruments.

Foreign Currency Translations and Transactions

We present our consolidated financial statements in U.S. Dollars, the functional currency of our company, but most of our operating costs, incurred by our Canadian operations are in Canadian dollars. Capital accounts of our Canadian operations are translated into U.S. Dollars at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. As a result, currency exchange fluctuations may impact the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended ,
	February 28, 2017	February 29, 2016
Period end Canadian $: US Dollar exchange rate	$0.75	$0.74
Average period Canadian $: US Dollar exchange rate	$0.76	$0.77

Expenditures are translated at the average exchange rate for the period presented.

Stock Based Compensation

We periodically issue warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. We account for warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of our warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Recently Issued Accounting Pronouncements

See Notes to Financial Statements included elsewhere in this Form 10-K for management’s discussion of recently accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Loop Industries, Inc.

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Loop Industries, Inc.

Terrebonne, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and subsidiaries (“the Company”) as of February 28, 2017 and February 29, 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loop Industries, Inc. and subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California

May 30, 2017

Loop Industries, Inc.

Consolidated Balance Sheets

	February 28, 2017	February 29, 2016
ASSETS
Current Assets
Cash	$916,487	$422,586
Valued added tax and other receivables	259,297	253,041
Prepayments and other current assets	-	36,129
Total current assets	1,175,784	711,756

Property and Equipment, net of accumulated depreciation of $497,244 and $149,609, respectively	1,566,969	1,399,354

Intellectual Property, net of accumulated amortization of $137,050 and $73,471, respectively	308,000	371,579
Total assets	$3,050,753	$2,482,689

LIABILITIES AND STOCHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$161,536	$363,083
Accrued Officers Compensation	360,000	210,000
Advances from majority stockholder	391,695	492,128
Total current liabilities	913,231	1,065,211

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 31,451,973 and 29,910,800 shares issued and outstanding, respectively	3,146	2,992
Additional paid-in capital	8,723,390	3,918,356
Common stock issuable, 1,000,000 and 204,667 shares at February 28, 2017 and February 29, 2016, respectively	5,500,000	614,001
Accumulated deficit	(11,937,803)	(3,123,802)
Accumulated other comprehensive (loss) gain	(151,211)	5,931
Total stockholders' equity	2,137,522	1,417,478
Total liabilities and stockholders' equity	$3,050,753	$2,482,689

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended February 28, 2017 and February 29, 2016

	February 28, 2017	February 29, 2016

Revenue	$-	$-

Operating Expenses -
General and administrative	6,980,281	1,748,044
Research and development	1,454,440	801,666
Depreciation and amortization	397,445	211,845
Cost of reverse merger	-	60,571
Foreign exchange (gain) loss	(18,165)	14,240
Total operating expenses	8,814,001	2,836,366

Net Loss	(8,814,001)	(2,836,366)

Other comprehensive (loss) income-
Foreign currency translation adjustment	(157,142)	5,931
Comprehensive Loss	$(8,971,143)	$(2,830,435)

Loss per share
-Basic and Diluted	$(0.28)	$(0.10)

Weighted average common shares outstanding
-Basic and Diluted	31,102,004	27,359,605

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the years ended February 28, 2017 and February 29, 2016

	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Common		Accumulated Other Comprehensive	Total
	Number of		Number of		Paid-in	Stock	Accumulated	Income	Stockholders'
	Shares	Amount	shares	Amount	Capital	Issuable	Deficit	(Loss)	Equity
Balance, February 28, 2015	20,498,750	$2,050	-	$-	$1,197,140	$-	$(287,436)	$-	$911,754

Issuance of common shares for cash	2,796,250	280			2,236,720				2,237,000

Common stock issuable						614,001			614,001

Fair value of Warrants issued for services					404,506				404,506

Fair value of Shares Issued as a Settlement	100,000	10			79,990				80,000

Issuance of common shares upon reverse merger	6,515,800	652							652

Foreign currency translation								5,931	5,931

Issuance of preferred share to an officer			1	-	-

Net loss							(2,836,366)		(2,836,366)

Balance, February 29, 2016	29,910,800	2,992	1	-	3,918,356	614,001	(3,123,802)	$5,931	1,417,478

Issuance of common shares for cash	1,275,340	128			3,825,888				3,826,016

Reclass. of common shares issuable to shares oustanding	204,667	20			613,981	(614,001)			-

Fair value of Warrants issued for services					135,673				135,673

Cancellation of shares issued for services and as a settlement	(200,000)	(20)			20				-

Issuance of common shares upon exercise of warrants for cash	200,000	20			159,980				160,000

Issuance of shares for services	23,166	2			69,496				69,498

Issuance of shares upon cash-less exercise of warrants	38,000	4			(4)				-

Fair value of common stock issuable for services - officer						5,500,000			5,500,000

Foreign currency translation								(157,142)	(157,142)

Net loss							(8,814,001)		(8,814,001)

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$5,500,000	$(11,937,803)	$(151,211)	$2,137,522

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2017	For the year ended February 29, 2016
Cash Flows from Operating Activities
Net loss	$(8,814,001)	$(2,836,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	333,866	148,266
Amortization expense	63,579	63,579
Amortization of the fair value of common shares issued for services	-	534,000
Fair value of shares issued for services and settlement	69,498	80,000
Fair value of warrants issued for services	135,673	404,506
Fair value of common stock issuable for services - officer	5,500,000	-
Cost of reverse merger	-	60,571
Changes in operating assets and liabilities:
Valued added tax and other receivables	(94,336)	(219,927)
Prepayments and other current assets	36,129	(29,674)
Accounts payable and accrued liabilities	(201,544)	350,345
Accrued officer compensation	150,000	180,000
Intellectual property obligation	-	(212,880)
Advances from majority stockholder	(12,354)	369,825
Net Cash Used in Operating Activities	(2,833,490)	(1,107,755)

Cash Flows from Investing Activities
Purchases of property and equipment	(513,022)	(1,598,723)

Net Cash Used in Investing Activities	(513,022)	(1,598,723)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants	3,986,016	2,237,000
Advances from issuable common shares	-	614,001
Net Cash Provided by Financing Activities	3,986,016	2,851,001

Effect of exchange rate changes	(145,603)	68,267
Net Change in Cash	493,901	212,790

Cash - beginning of period	422,586	209,796

Cash - end of period	$916,487	$422,586

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed upon reverse merger	$-	$59,919

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Years Ended February 28, 2017 and February 29, 2016

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

On June 29, 2015, Loop Industries, Inc. (then known as First American Group) (the "Company") entered into a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, and the holders of common stock of Loop Holdings, Inc. ("Loop Holdings"). Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement.

Pursuant to a Stock Redemption Agreement dated June 29, 2015 entered into commensurate with the share exchange, the Company redeemed 25,000,000 shares of First American Group common stock from two stockholders' for an aggregate redemption price of $16,000.

As the former owners and management of Loop Holdings had voting and operating control of the Company after the share exchange, the transaction has been accounted for as a recapitalization with Loop Holdings deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. No step-up in basis or intangible assets or goodwill was recorded and the aggregate cost of $60,571 representing the net liabilities assumed of $35,243, $16,000 cost of the redeemed shares and closing costs of $9,328 has been reflected as a cost of the transaction. The consolidated financial statements reflect the historical results of Loop Industries prior to the Share Exchange, and that of the combined company following the Share Exchange.

The Company engages in the designing, prototyping and building a closed loop plastics recycling business that leverages a proprietary de-polymerization technology.

All references to shares of common stock in this Annual Report on Form 10-K give retroactive effect to a one-for-four (1:4) reverse split of the Company's issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

On March 9, 2017, Loop Holdings, a wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving entity as a result of the merger.

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("US GAAP") and comprise the consolidated financial position and results of operations of Loop Industries, Inc. and an operating division of 8198381 Canada Inc., (819 Canada), a Canadian company that is owned 100% by Mr. Daniel Solomita, the majority shareholder of Loop Industries, Inc.

The Company determined due to the close association between the Company and the division of 819 Canada, the ongoing management of 819 Canada by the Company's majority stockholder, that the activities of 819 Canada are principally related to the Loop Industries, Inc., and the Company's the right to receive the outputs from the activities of 819 Canada which could potentially be significant to the Company, 819 Canada is a variable interest entity requiring consolidation with the Company. The Company determined that it is both the primary beneficiary and provider of financial support to these 819 Canada operations.

On May 24, 2016, 9449507 Canada Inc. was incorporated to absorb all the assets and liabilities of 819 Canada pertaining to the Company's depolymerization business. On November 11, 2016, the shares of 9449507 Canada Inc., which was wholly owned by Mr. Solomita, were transferred to Loop Industries Inc. In December 23, 2016, 9449507 Canada Inc., changed its legal name to Loop Canada Inc. In December 31, 2016, all employees, assets, liabilities, and operations of 819 Canada pertaining to the Company's depolymerization business, were transferred to Loop Canada Inc.

Intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the year ended February 28, 2017, the Company incurred a net loss of $8.8 Million, used cash in operations of $2.8 Million. As of February 28, 2017, the Company had cash on hand of $916,487 and stockholders’ equity of $2,137,522. Subsequent to February 28, 2017 and through the date of this filing, the Company raised an additional $5,897,188 through the sale of its common shares (See Note 10).

Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. However, the Company will need additional financing through either debt or equity to finalize the transition from pilot scale to a full scale commercial manufacturing facility. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

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

Foreign Currency Translations and Transactions

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenses are translated at the average exchange rate of the period. As a result, currency exchange fluctuations may impact our revenue and the costs of our operations. We currently do not engage in any currency hedging activities.

The following table summarizes the exchange rates used:

	Year Ended,
	2017	2016
Period end Canadian $: US Dollar exchange rate	$0.75	$0.74
Average period Canadian $: US Dollar exchange rate	$0.76	$0.77

Expenditures are translated at the average exchange rate for the period presented.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Value added tax, tax credits and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of February 28, 2017, and February 29, 2016, the computed net recoverable sale taxes amounted to $198,830 and $253,041, respectively.

In addition, 819 Canada and Loop Canada are entitled to receive government assistance in the form of research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the preceding calendar year. These credits are not dependent on ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records these tax credits, as a reduction of research and development expenses, when the Company can reasonably estimate the amounts and it is more likely than not they would be received. During the year ended February 28, 2017, the Company recorded USD $148,547 as a reduction of research and development expenses upon receiving confirmation from the tax authorities. On February 27, 2017, 819 Canada recieved from the taxation authorities $88,080 as reimbursement from this amount. No tax credits were recorded during the year ended February 29, 2016.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended February 28, 2017 and February 29, 2016, the Company did not recognize any impairment for its property and equipment.

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

As of February 28, 2017, and February 29, 2016 the Company determined that there were no indicators of impairment of its recorded intangible assets.

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

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the year ended February 28, 2017 and February 29, 2016 amounted to $1,454,440 and $801,666, respectively.

Net Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260 Earnings per share. Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. The Company includes common stock issuable in its calculation. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the years ended February 28, 2017 and February 29, 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 1,647,670 outstanding warrants as of February 28, 2017 and 2,322,334 outstanding warrants as of February 29, 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years ending after December 15, 2017 but now permitted organizations such the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has determined to adopt ASU 2014-09 when it becomes effective for the Company in Fiscal 2017 and has not determined the effect of the standard on our ongoing financial reporting.

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

Note 3 – Property and Equipment

	Estimated
	Useful	February 28,	February 29,
	Life	2017	2016
	(years)

Machinery and Equipment	5 - 7	$1,590,187	$1,126,147
Office equipment and furniture	5 - 8	131,607	108,030
Leasehold improvements	3	342,419	314,786

		2,064,213	1,548,963
Less: accumulated depreciation		(497,244)	(149,609)
Property and equipment, net		$1,566,969	$1,399,354

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $333,866 and $148,266 for the years ended February 28, 2017 and February 29, 2016, respectively.

Note 4 – Intellectual Property

On October 27, 2014, the Company entered into an intellectual property agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The Company will use such technique and know-how in its manufacturing facility. The technology is being amortized using the straight-line method over the 7 years estimated used life of the patents.

In addition to the $445,050 paid by the Company under the Intellectual Property Assignment Agreement, the Company is required to make additional payments totaling CDN$800,000 Mr. Essaddam within sixty (60) days of each of the following milestones (the "Milestones") having been met, as follows:

(i)	CDN$200,000 when an average of twenty (20) metric tons per day of terephthalic acid is produced by the Company for twenty (20) operating days;

(ii)	CDN$200,000 when an average of thirty (30) metric tons per day of terephthalic acid is produced by the Company for thirty (30) operating days;

(iii)	CDN$200,000 when an average of sixty (60) metric tons per day of terephthalic acid is produced by the Company for sixty (60) operating days; and

(iv)	CDN$200,000 when an average of one hundred (100) metric tons per day of terephthalic acid is produced by the Company for sixty (60) operating days.

As of February 28, 2017, the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional CDN$200,000 payment has been made.

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

As of February 28, 2017, the Company have not made any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $63,579 and $63,579 for the year ended February 28, 2017 and February 29, 2016, respectively. As of February 28, 2017, and February 29, 2016, accumulated amortization was $137,050 and $73,471, respectively.

Future estimated patent amortization costs are:

Year Ended February 28,	Amount
2018	63,579
2019	63,579
2020	63,579
2021	63,579
Thereafter	53,684
Total	$308,000

Note 5 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company's major stockholder and CEO, or companies controlled by him, has made advances to the Company to finance its operations. The amounts due to these entities as of February 28, 2017 and February 29, 2016 were $391,695 and $492,128, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

Employment Agreement and Accrued Compensation due to Major Shareholder

The Company entered into employment agreement with Daniel Solomita, the Company's President and Chief Executive Officer for an indefinite term. During the term, officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $180,000 during the years ended February 28, 2017, and February 29, 2016. As of February 28, 2017, and February 29, 2016, accrued compensation of $360,000 and $210,000, respectively, was due to Mr. Solomita. Starting January 2017, Mr. Solomita has received payment of his salary on a bi-weekly fashion as other employees, and on May 10, 2017, the total accrued compensation due to Mr. Solomita for an amount of $360,000 was paid.

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

In lieu of shares, Mr. Solomita may elect to receive options or warrants to purchase the same number of shares.

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, 1,000,000 shares of common stock with a fair value of $5,500,000 were considered to be earned and will be issued to Mr. Solomita, and have been reflected as compensation cost in the period ending February 28, 2017.

On February 15, 2016, the Company and Mr. Solomita entered into an Amendment No. 1 to Employment Agreement (the "Amendment No. 1"), which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company's Series A Preferred Stock for consideration of Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1 (See Note 6).

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long a Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

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

Common Stock

During the year ended February 28, 2017:

(i)	the Company sold 1,275,340 shares of its common stock, and 637,670 warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $3,826,016;

(ii)	204,667 shares of common stock sold in the previous year were issued and reclassified to shares outstanding upon their issuance;

(iii)	warrants to acquire 200,000 shares of common stock at $0.80 per share were exercised, resulting in proceeds to the Company of $160,000;

(iv)	the Company issued 38,000 shares upon cash-less exercise of 47,500 warrants;

(v)	the Company issued 23,166 shares for consulting services at a fair value of $3.00 per share resulting in total expenses of $69,498; and

(vi)	the Company cancelled 200,000 shares issued the prior year.

During the year ended February 29, 2016, the company sold:

(i)	2,796,250 shares of its common stock at a price of $.80 per share, resulting in proceeds to the Company of $2,237,000; and

(ii)

204,667 shares of its common stock and 102,334, warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $614,001. These shares have not yet been issued and have been reflected as common stock issuable on the accompanying statement of stockholders' equity.

Warrants

The Company has not adopted a formal stock option plan; however, it has made periodic non-plan grants of warrants for services and financing.

During the year ended February 29, 2016, the Company issued warrants to purchase 2,220,000 shares of the Company's common stock at an exercise price of $0.80 per share for services. During the year ended February 28, 2017, the Company issued warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $3.00 per share for services. The total fair value of the warrants granted was determined to be $1,398,288.

During the years ended February 28, 2017, and February 29, 2016, the Company amortized $135,670, and $404,506 respectively, of these costs which are included in operating expenses. As of February 28, 2017, the unamortized balance of these costs was $394,523. The aggregate intrinsic value of the warrants outstanding as of February 28, 2017, was $5,921,500 calculated as the difference between the closing market price of $5.50 and the exercise price of the Company's warrants as of February 28, 2017.

During the year ended February 28, 2017, the Company issued warrants to purchase 637,670 shares of the Company's common stock at an exercise price of $6.00 per share to certain investors upon the sale of 1,275,340 common shares. In addition, 102,334 warrants issued to certain investors during the year ended February 29, 2016, have expired as of the date hereof.

The table below summarizes the Company's warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, February 28, 2015	-	$-	$-

Granted	2,322,334	$0.80 to $6.00	1.03

Forfeited	-	-	-

Exercised	-	-	-

Expired	-	-	-

Balance, February 29, 2016	2,322,334	$0.80 to $6.00	$1.03

Granted	712,670	$3.00 to $6.00	$5.68

Forfeited	(1,037,500)	$0.80	$0.80

Exercised	(247,500)	$0.80	$0.80

Expired	(102,334)	$6.00	$6.00

Balance, February 28, 2017	1,647,670	$0.80 to $6.00	$2.91

Earned and exercisable, February 28, 2017	1,136,420	$0.80 to $6.00	$3.73

Unvested, February 28, 2017	511,250	$0.80 to $3.00	$1.10

The following table summarizes information concerning outstanding and exercisable warrants as of February 28, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	935,000	0.47	$0.80	492,500	0.47	$0.80
$6.00	637,670	0.77	$6.00	637,670	0.77	$6.00
$3.00	75,000	1.27	$3.00	6,250	1.27	$3.00

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended February 28, 2017	Year ended February 29, 2016
Expected life years	1 to 2 Years	1 to 2 Years

Expected volatility	122.28%	87.99%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate	0.91%	0.87%

Note 7 –Income Taxes

At February 28, 2017, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of approximately $4.6 Million that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company's net deferred tax assets of approximately $1.6 Million was not considered more than likely than not and accordingly, the potential tax benefits for the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.

Components of deferred tax assets in the consolidated balance sheet are as follows:

	February 28, 2017	February 29, 2016
Net deferred tax assets – non current:

Expected income tax benefit from NOL carry-forwards	$1,614,449	$367,196

Less valuation allowance	(1,614,449)	(367,196)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations and Comprehensive Loss:

Reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended February 28, 2017	For the year ended February 29, 2016
Federal statutory income tax rate	35.0%	35.0%

Change in valuation allowance on net operating loss carry-forwards	(35.0)	(35.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Commitments and Contingencies

Leases

The Company leases its premises and other assets under various operating leases. Future lease payments aggregate $132,274 as at February 28, 2017 and include the following future amounts payable:

Year ended
February 2018	$113,378
February 2019	18,896

Total	$132,274

Note 9 – Geographic Information

As of February 28, 2017, and February 29, 2016, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Year ended February 28, 2017
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	6,309,842	670,439	6,980,281
Research and development	584,461	869,979	1,454,440
Depreciation and amortization	97,304	300,141	397,445
Foreign exchange loss (gain)	-	(18,165)	(18,165)
Loss from operations	$6,991,607	$1,822,394	$8,814,001

	As at February 28, 2017
	United States	Canada	Total

Current assets	$687,899	487,885	$1,175,784
Property and equipment, net	157,394	1,409,575	1,566,969
Intangible assets, net	308,000	-	308,000
Total assets	$1,153,293	1,897,460	$3,050,753

Current liabilities	$428,714	484,517	$913,231
Equity	2,994,003	(856,481)	2,137,522
Total liabilities and equity	$3,422,717	(371,964)	$3,050,753

	Year ended February 29, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	1,357,728	390,316	1,748,044
Research and development	274,132	527,534	801,666
Depreciation and amortization	71,683	140,162	211,845
Cost of reverse merger	60,571	-	60,571
Foreign exchange loss (gain)	-	14,240	14,240
Loss from operations	$1,764,114	$1,072,252	$2,836,366

	As at February 29, 2016
	United States	Canada	Total

Current assets	$455,393	$256,363	$711,756
Property and equipment, net	158,413	1,240,941	1,399,354
Intangible assets, net	371,579	-	371,579
Total assets	$985,385	$1,497,304	$2,482,689

Current liabilities	$182,673	$882,538	$1,065,211
Equity	2,702,980	(1,285,502)	1,417,478
Total liabilities and equity	$2,885,653	$(402,964)	$2,482,689

Note 10 – Subsequent Events

Employment agreement

D. Jennifer Rhee

On March 17, 2017, we entered into an Employment Agreement (the “Rhee Employment Agreement”) with an effective date of April 3, 2017 with D. Jennifer Rhee, our Chief Financial Officer.

Pursuant to the Rhee Employment Agreement, Ms. Rhee receives an annual base salary of $300,000 for her first two years of employment. The Rhee Employment Agreement also requires that Ms. Rhee participate in our employee benefit programs and provide for other customary benefits.

Subject to approval of our board of directors, Ms. Rhee may receive a warrant to purchase up to 400,000 shares of our common stock, which warrant vests quarterly, in equal amounts, over 24 months beginning on April 3, 2017 and a warrant to purchase up to 150,000 shares of our common stock that will vest when certain milestones are achieved. The term of such warrants would be subject to the determination of our board of directors. In the event there is a “change of control” (as such term is defined in the Rhee Employment Agreement), the warrants, if issued, shall immediately vest.

Issuance of common shares

On May 4, 2017, the Board of Directors approved the issuance and sale of 1,123,266 shares of the Corporation's common stock, par value $.0001 per share at an offering price of $5.25 per share, for gross proceeds of $5,897,188. As of the filing date, the Company had received total proceeds which will be used for working capital and general corporate purposes principally.

The shares issued to investors were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the private offering safe harbor provision of Rule 506 of Regulation D.

The following table sets forth the condensed consolidated balance sheet of the Company as of February 28, 2017 on an as reported basis and on an unaudited pro forma basis, after giving effect to the sale of the shares:

	Actual – As Reported	Pro Forma – As Adjusted
		(Unaudited)
ASSETS
Total current assets	$1,175,784	$7,072,972
Total assets	$3,050,753	$8,947,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	913,231	913,231

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 31,451,973 and 32,575,239 shares issued and outstanding, respectively	3,146	3,258
Additional paid-in capital	8,723,390	14,620,466
Common stock issuable, 1,000,000 shares at February 28, 2017	5,500,000	5,500,000
Accumulated deficit	(11,937,803)	(11,937,803)
Accumulated other comprehensive (loss) gain	(151,211)	(151,211)
Total stockholders' equity	2,137,522	8,034,710
Total liabilities and stockholders' equity	$3,050,753	$8,947,941

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no other items requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of February 28, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

As of February 28, 2017, management assessed the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2017.

Based on the results of its assessment, our management concluded that although there were few formalized procedures around financial reporting, given the small size of the company and the relatively simple nature of the transactions in the absence of any revenues, it believes that there were sufficient controls in the form of oversight by the Chief Executive Officer, the Chief Financial Officer and the board of directors to address these risks. Additionally, many improvements were made during the year as additional resources were engaged to ensure that internal control over financial reporting was generally effective.

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended February 28, 2017, fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation efforts were initiated during the fiscal year ended February 28, 2017, including the appointment of additional independent members to our board of directors and the establishment of an audit committee, redesigning our internal controls and procedures, improving our financial statement closing process, as well as the hiring of a new Chief Financial Officer.

We intend to continue to take steps to make necessary improvements to our internal control over financial reporting, including:

•	Continuing to update the documentation and communication of our internal control processes, including implementing formal risk assessment processes; and
•	Engaging third party Sarbanes-Oxley consultants to assist us in addressing any other controls and process gaps, in particular ensuring our processes anticipate and provide for increased complexity and needs as we grow.

We believe that the measures described above will strengthen our internal control over financial reporting. We expect that our efforts, including design, implementation and testing will continue throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the reporting period and through May 11, 2017.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of May 11, 2017, the names and ages of our directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Daniel Solomita	41	President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors
Donald Danks	59	Director
Brian Young	50	Director
Jay Stubina	55	Director
D. Jennifer Rhee (1)	51	Chief Financial Officer

_______

(1) Appointed Chief Financial Officer effective April 3, 2017.

Daniel Solomita

President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors

Daniel Solomita has served as our President and Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors since 2015. Mr. Solomita has been involved in the plastic recycling business since 2009, focusing on developing landfill remediation projects across North America, working with companies such as Invista, Du Pont, and Ascend Performance Materials. Mr. Solomita has also served as the President, Secretary, Treasurer and sole Director of Loop Holdings, Inc. from 2014 to March 2017, when Loop Holdings, Inc. merged with and into our Company. From 2010 until 2014, Mr. Solomita served as President of Dragon Polymers. Since 2012, Mr. Solomita has owned and operated, a plastics trading business, 8198381 Canada Inc., which does business as “SMH Recycling”, working with companies from Vietnam, Hong Kong, Germany and China. Mr. Solomita attended Dawson College, in Quebec, Canada, where he obtained a degree in Business Administration and 1996, he attended Concordia University, where he studied Management Information Systems and obtained a degree in Microsoft System Engineering and Veritas Backup Architecture. Mr. Solomita’s knowledge of and career at Loop Holdings led to our conclusion that he should serve as a director in light of our business and structure.

Donald Danks

Director

Donald Danks has served as a member of our Board of Directors since 2015. Mr. Danks has been a managing member of Touchstone LLC, an investment firm, since 2010. Mr. Danks was also a cofounder and served as the CEO of iMergent, Inc., an ecommerce software company listed on the AMEX, from January 2001 through November 2008. From 1995 to 1997, Mr. Danks was the cofounder and President of Prosoft Training, Inc., a NASDAQ listed company involved in Internet technology training, education and certification. From 1986 to 1994, Mr. Danks was the founder, and held various management positions, including chairman and CEO, of Advantage Life Products, a NASDAQ SmallCap company. Since 2014, Mr. Danks has been a director of Trilogy PetroSource Inc., a private company, and a director at Fanattac Inc., a private company. Mr. Danks holds a B.S. in Kinesiology from UCLA. Mr. Danks’ knowledge of and experience in creating, developing, funding, managing and growing startup and early stage companies led to our conclusion that he should serves as director in light of our business and structure.

Brian Young

Director

Brian Young has served as a member of our Board of Directors since 2016. Mr. Young currently serves as Vice President of Reboxcorp, a leading reused corrugated boxes company, where he has been employed since 1991. At Reboxcorp, Mr. Young has been involved in the conception and execution of numerous mergers, acquisitions, and financings. Mr. Young holds a Bachelor of Commerce degree from Concordia University, of Montreal, Canada. Mr. Young's knowledge of and experience in the reused corrugated boxes business and his experience in mergers, acquisitions, and financings led to our conclusion that he should serve as a director in light of our business and structure.

Jay Stubina

Director

Jay Stubina has served as a member of our Board of Directors since 2016. In 1998, Mr. Stubina co-founded Continent8 Technologies, where he is currently responsible for company operations and sales. Continent8 Technologies operates data centers in Europe, North America and Asia. Mr. Stubina holds a Bachelor of Commerce degree, with a major in Accountancy, from Concordia University, of Montreal, Canada. Mr. Stubina obtained a Chartered Accountant certificate from McGill University, and maintains a Chartered Professional Accountant license in Canada. Mr. Stubina’s knowledge of and experience in finance, technology implementation in businesses and data management led to our conclusion that he should serve as a director in light of our business and structure.

D. Jennifer Rhee

Chief Financial Officer

D. Jennifer Rhee has served as our Chief Financial Officer since April 2017. Ms. Rhee served as a partner with Richter LLP, a financial advisory services firm from 2007 to April 2017, and has previously worked at Richter LLP in other capacities since 2003. Ms. Rhee has practiced in the areas of international taxation and transfer pricing and was responsible for creating and building the firm’s transfer pricing practice. Ms. Rhee has also assumed leadership roles within the firm, including the expansion of the firm’s presence in the Toronto market, chair of the firm’s marketing committee, a member of the firm’s nominating committee as well as a member of the firm’s board of directors. Ms. Rhee holds a Bachelor of Commerce from McGill University and is a CPA, CA with the Canadian Order of Chartered Professional Accountants.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Significant Employees and Consultants

As of February 28, 2017, Daniel Solomita and Cesar Contla are our sole significant employees. We currently have no significant independent contractors or consultants.

Family Relationships

There are no other family relationships among any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

On January 25, 2017, our Board approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at http://www.loopindustries.com/assets/docs/Code_of_Ethics.pdf. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We will disclose on our website any amendments to or waivers from any provision of the Code of Ethics that applies to any of the directors or executive officers.

Term of Office

With the exception of Brian Young, as noted below, our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our By-laws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Brian Young’s term as a member of our Board of Directors expires on May 23, 2018.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Based solely upon our review of certain reports files with the SEC with respect to Section 16(a) of the Exchange Act, the reports that were required to be filed with respect to transactions in our common stock during the fiscal year ended February 27, 2017 were timely except each of D. Jennifer Rhee, Jay Stubina, Brian Young and Donald Danks failed to timely file an initial Form 3 and Daniel Solomita failed to timely file Form 4s reflecting share issuances in 2016. Ms. Rhee filed a Form 3 on April 20, 2017.

Conflicts of Interest

As discussed in more detail below, we did not have an audit committee comprised of independent directors until January 27, 2017, and we currently do not have compensation or nominating committee. Therefore, the functions that would have been performed by such committees were performed by our directors. Prior to January 27, 2017, our Board was comprised of four directors, with three of such directors qualifying as “independent” pursuant to the rules of The NASDAQ Stock Market, LLC and the SEC, and all such directors performed the functions of the audit, compensation, and nominating committees. Thus, prior to January 27, 2017, there was a potential conflict of interest in that our directors and officers had the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Audit Committee and Audit Committee Financial Expert

On January 27, 2017, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Mr. Stubina was appointed to serve on the Audit Committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://www.loopindustries.com/assets/docs/Audit_Committee_Charter.pdf. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the members of our Board of Directors and between the Board of Directors and compensation committee of any other company, nor has any interlocking relationship existed in the past.

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

Indemnification Agreements

Each of our officers and directors have entered into an indemnification agreement, pursuant to which we have agreed to indemnify each such person for claims against each of them that may arise in connection with the performance of their respective duties as an officer or director.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended February 28, 2017 and February 29, 2016:

Management Changes since the end of our last completed fiscal year

Mr. Contla served as our Chief Financial Officer and Principal Financial and Accounting Officer until April 3, 2017, at which time Ms. D. Jennifer Rhee became our Chief Financial Officer and Principal Financial and Accounting Officer.

SUMMARY COMPENSATION TABLE

Process and Procedures for Compensation Decisions

The decisions with respect to our fiscal year 2017 executive officer compensation, including the compensation of our named executive officers, were made by the Chief Executive Officer in consultation with our Board (except with respect to his own compensation). Going forward, the Board makes the final decisions with respect to all executive officer compensation decisions.

Summary Compensation Table

The following table provides information relating to compensation for our Named Executive Officers for the fiscal years ended February 28, 2017 and February 29, 2016.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel Solomita	2017	$180,000	$5,500,000	$–	$19,500	$5,699,500
President, Chief Executive Officer, and Chairman of the Board	2016	$180,000	$–	$–	$–	$180,000

Cesar Contla (1)	2017	$48,299	$–	$183,000	$–	$231,299
Chief Financial Officer	2016	$–	$–	$–	$–	$–
__________

(1)	Served as Chief Financial Officer from July 5, 2016 until to April 3, 2017, and currently serves a Corporate Finance Controller, a non-executive officer position.
(2)

For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal years ended February 28, 2017 and February 29, 2016 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is calculated based on the closing price of the common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

Narrative Disclosure to Summary Compensation Table

The following is a narrative discussion of the information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to the fiscal years ended February 28, 2017 and February 29, 2016.

Compensatory Plan

We did not have a stock option plan or an incentive plan that provides compensation intending to serve as an incentive for performance during the fiscal years ended February 28, 2017 and February 29, 2016.

Executive Officer Employment Contracts and Payments upon Termination or Change-in-Control

Daniel Solomita

On June 29, 2015, we entered into an Employment Agreement (the “Solomita Employment Agreement”) with no term, with Daniel Solomita, our President and Chief Executive Officer. On February 15, 2016, we and Mr. Solomita entered into an amendment to the Solomita Employment Agreement, pursuant to which, we issued Mr. Solomita one share of our Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with us for a period of five years from the date of the amendment.

Pursuant to the Solomita Employment Agreement, Mr. Solomita receives an annual base salary of $180,000. The Solomita Employment Agreement also provides that (i) Mr. Solomita may become eligible to receive a bonus of up to 4,000,000 shares of our common stock, as further described below, (ii) Mr. Solomita will be entitled to receive an annual bonus pursuant to a unique or general plan established by us, (iii) we shall pay Mr. Solomita’s costs related to Mr. Solomita’s reasonable monthly cell phone, other mobile Internet costs, and home office Internet costs, and (iv) we shall pay Mr. Solomita’s car and commuting costs and club membership costs.

The aforementioned bonus of 4,000,000 shares of our common stock is payable to Mr. Solomita as follows:

(i) 1,000,000 shares of common stock shall be issued to Mr. Solomita when our securities are listed on an exchange or the OTCQX tier of the OTC Markets, which occurred on April 10, 2017;

(ii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when we execute a contract for a minimum quantity of 25,000 MT of PTA/MEG or a PET;

(iii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when our first full-scale production facility is in commercial operation; and

(iv) 1,000,000 shares of common stock shall be issued to Mr. Solomita when our second full-scale production facility is in commercial operation.

In lieu of shares, Mr. Solomita may elect to receive options or warrants to purchase the same number of shares.

The Solomita Employment Agreement also requires that Mr. Solomita participate in our employee benefit programs and provides for other customary benefits. In addition, the Solomita Employment Agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors.

In the event of a “Change of Control” (as defined in the Solomita Employment Agreement), all of Mr. Solomita’s unvested options, shares, or other equity will immediately vest and Mr. Solomita will be entitled to a one time lump sum payment equal to 12 months of his then-current base salary.

If Mr. Solomita’s employment is terminated by us or a successor entity without “Cause” or by Mr. Solomita’s “Resignation for Good Reason” prior to a Change of Control or more than 12 months following a Change of Control, Mr. Solomita will receive: (i) continued payment of his base salary for a period equal to 24 months plus an additional month per completed year of service, to a maximum of 36 months (the “Salary Continuance Period”), (ii) continued benefit coverage (including, if applicable, reimbursement of his premium cost for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or the California Continuation of Benefits Replacement Act of 1997, as amended, whichever is applicable) for the lesser of the Salary Continuance Period or that number of months until Mr. Solomita becomes eligible for reasonably comparable benefits under any future employer’s health insurance plan; (iii) payment of 100% of Mr. Solomita’s then-current discretionary cash bonus at target and payment of such bonus at target for the Salary Continuation Period; (iv) accelerated vesting as to 50% of his then-unvested option shares if any, and (v) reimbursement for up to $10,000 of expenses incurred in obtaining new employment, provided Mr. Solomita submits evidence that is satisfactory to us that the amount involved was expended and related to obtaining new employment.

If Mr. Solomita’s employment is terminated by us or a successor entity without “Cause” or by Mr. Solomita’s “Resignation for Good Reason” within 12 months following a Change of Control, Mr. Solomita will receive: (i) continued payment of his base salary for a period equal to 18 months plus an additional month per completed year of service, to a maximum of 24 months (the “Extended Salary Continuance Period”), (ii) continued benefit coverage (including, if applicable, reimbursement of his premium cost for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or the California Continuation of Benefits Replacement Act of 1997, as amended, whichever is applicable) for the lesser of the Extended Salary Continuance Period or that number of months until Mr. Solomita becomes eligible for reasonably comparable benefits under any future employer’s health insurance plan; (iii) payment of 150% of Mr. Solomita’s then-current discretionary cash bonus at target and payment of such bonus at target for the Extended Salary Continuation Period; (iv) accelerated vesting as to 100% of his then-unvested option shares if any, and (v) reimbursement for up to $20,000 of expenses incurred in obtaining new employment, provided Mr. Solomita submits evidence that is satisfactory to us that the amount involved was expended and related to obtaining new employment.

For the purposes of the Solomita Employment Agreement, “Cause” means any grounds entitling the Board to summarily dismiss Mr. Solomita.

For purposes of the Solomita Employment Agreement, “Resignation for Good Reason” means, Mr. Solomita’s resignation as a result of, and within 30 days following, (i) a change in Mr. Solomita’s position such that he is not a corporate officer of the company (or a successor company in the event of a Change of Control), (ii) a significant and substantial reduction in Mr. Solomita’s job, duties, or responsibilities in a manner that is substantially and materially inconsistent with the position, duties, or responsibilities held by Mr. Solomita immediately before such reduction, (iii) any reduction in Mr. Solomita’s base salary other than in connection with and consistent with a general reduction of all officer base salaries; or (iv) a relocation of Mr. Solomita’s work location to a location more than 50 kilometers away from the current location provided such change increases Mr. Solomita’s commute by 25 kilometers or 30 minutes.

The Solomita Employment Agreement prohibits Mr. Solomita from engaging in certain activities which compete with us, seeking to recruit its employees or disclosing any of its trade secrets or otherwise confidential information. The foregoing description of the Solomita Employment Agreement is a summary and is qualified in its entirety by the text of the Solomita Employment Agreement, as amended, a copy of which is as an exhibit to this Annual Report on Form 10-K.

D. Jennifer Rhee

On March 17, 2017, we entered into an Employment Agreement (the “Rhee Employment Agreement”) with an effective date of April 3, 2017 and with no term, with D. Jennifer Rhee, our Chief Financial Officer.

Pursuant to the Rhee Employment Agreement, Ms. Rhee receives an annual base salary of $300,000 for her first two years of employment, and her salary will be reviewed after the first two years of her employment. The Rhee Employment Agreement also requires that Ms. Rhee participate in our employee benefit programs and provides for other customary benefits.

Pursuant to the Rhee Employment Agreement, Ms. Rhee received a warrant to purchase up to 400,000 shares of our common stock at a strike price of $5.25 per share, which warrant vests quarterly, in equal amounts, over 24 months beginning on April 3, 2017 and a warrant to purchase up to 150,000 shares of our common stock at a strike price of $5.25 per share that will vest when certain milestones are achieved. In the event there is a “change of control” (as such term is defined in the Rhee Employment Agreement), the warrants, together with any other equity, shall immediately vest.

If Ms. Rhee’s employment is terminated by us or a successor entity without “Cause” or by Ms. Rhee’s “Resignation for Good Reason”, Ms. Rhee will receive continued payment of her base salary for a period equal to the greater of six months and one month per completed year of service.

For the purposes of the Rhee Employment Agreement, “Cause” means a serious reason pursuant to Article 2094 of the Civil Code of Quebec, which shall include specified conditions described in the Rhee Employment Agreement. For purposes of the Rhee Employment Agreement, “Resignation for Good Reason” means, Ms. Rhee’s resignation as a result of, and within 30 days following, (i) a significant and substantial reduction in Ms. Rhee’s job, duties, or responsibilities in a manner that is substantially and materially inconsistent with the position, duties, or responsibilities held by Ms. Rhee immediately before such reduction, (ii) any reduction in Ms. Rhee’s base salary other than in connection with and consistent with a general reduction of all officer base salaries; or (iii) a relocation of Ms. Rhee’s work location to a location more than 50 kilometers away from the current location provided such change increases Ms. Rhee’s commute by 25 kilometers or 30 minutes. In each case, Ms. Rhee shall give written notice to the Company of such event and allow the Company a reasonable cure period.

The Rhee Employment Agreement prohibits Ms. Rhee from engaging in certain activities which compete with us, seeking to recruit its employees or disclosing any of its trade secrets or otherwise confidential information. The foregoing description of the Rhee Employment Agreement is a summary and is qualified in its entirety by the text of the Rhee Employment Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2017.

Other Employee Benefits and Perquisites and Retirement Plans

We offer a number of other benefits to our employees, including our executive officers, including vacation, medical, dental and vision insurance, long-term and short-term disability insurance, and life and accidental death and dismemberment insurance.

DIRECTOR COMPENSATION

There was no director compensation for the fiscal year ended February 28, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 11, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each Named Executive Officer, (2) each current director; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the company, at the address of 480 Fernand Poitras, Terrebonne, Quebec, Canada J6Y 1Y4.

In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of May 11, 2017 by the conversion or exercise of shares of Series A Preferred Stock or warrants. These shares, however, are not counted in computing the percentage ownership of any other person. As of May 11, 2017, there were 32,595,173 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Preferred Stock	Voting Shares	Percent of Voting Shares
Daniel Solomita (1)	18,600,000	57.06%	1	100%	60,533,893	81.22%
Donald Danks (2)	1,404,000	4.31%	-	-	1,404,000	1.88%
Brian Young (3)	206,660	*	-	-	206,660	*
Jay Stubina (4)	75,000	*	-	-	75,000	*
Cesar Contla (5)	12,500	*	-	-	12,500	*
All Directors and Executive Officers as a Group (6 persons) (6)	20,348,100	62.31%	1	100%	62,281,993	83.50%
____________

*	Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.
(1)

For so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, the share of Series A Preferred Stock shall have a majority of the voting power which is equal to 41,933,893 voting shares as of May 11, 2017.

(2)

Comprises of (i) 854,000 held by the Danks Family Trust, (ii) 500,000 shares held by The Entrust Group FBO Donald Linn Danks IRA 7230012473, (iii) 25,000 shares held by Aaron Danks and (iv) 25,000 shares held by Andrew Danks.

(3)	Includes 200,000 shares held by 912820 Canada Inc., a corporation duly formed and existing under the laws of Canada and controlled by Brian Young.
(4)	Comprises of 75,000 shares of our common stock held by Jay Stubina, 6337708 Canada Inc., a corporation duly formed and existing under the laws of Canada and controlled by Jay Stubina.
(5)	Includes 12,500 shares of common stock underlying a warrant that is exercisable within 60 days of May 11, 2017.
(6)	Includes 62,500 shares of common stock underlying warrants that are exercisable within 60 days of May 11, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

Essaddam Assignment

On October 27, 2014, we entered into an Intellectual Property Assignment Agreement with Hatem Essaddam and Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, whereby Mr. Essaddam sold the depolymerization technology underlying our business to us. This agreement was supplemented by that certain Addendum to the Intellectual Property Assignment Agreement signed on April 1, 2015 and an Assignment and Moral Rights Waiver signed by 9319-7218 Quebec Inc. and Mr. Essaddam. Pursuant to the Intellectual Property Assignment Agreement, a technique relating to depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure and related intellectual property rights was sold to us for an aggregate consideration of up to CDN$1.3 million, of which we have currently paid CDN$0.5 million.

Subscription Agreement

On May 22, 2015, we accepted a subscription agreement from 9121820 Canada Inc., a corporation duly formed and existing under the laws of Canada and controlled by Brian Young, a member of our Board of Directors, whereby 9121820 Canada Inc. offered to purchase a warrant to 200,000 shares of our common stock at an exercise price of $0.80 per share and having a term of two years from the date of issuance. Pursuant to the subscription agreement, we agreed to issue to 9121820 Canada Inc. additional warrants to purchase 80,000 shares of common stock upon the same terms as the original warrant for each introduction that leads to a business relationship whereby we sell or purchase, as the case may be, a minimum of 30,000 metric tons of PTA, MEG or PET resin or waste PET scrap. Additionally, the subscription agreement provides for certain registration rights for the shares of common stock underlying the warrants issued thereunder. As of May 11, 2017, no such additional warrants have been issued.

Master Services Agreement

On September 1, 2015, Loop Holdings entered into a Master Services Agreement with 8198381 Canada Inc., a corporation duly formed and existing under the laws of Canada and beneficially owned and controlled by Mr. Solomita (“8198381 Canada”), to perform on a cost-plus basis certain research and development services, including but not limited to designing and engineering production facilities, equipment testing, completing a cost reduction assessment of chemical processes, and testing product purity. The term of the agreement is five years.

Purchase and Sale Agreement

On December 31, 2016, 8198381 Canada entered into a purchase and sale agreement to transfer to Loop Canada Inc., a corporation duly formed and existing under the laws of Canada (f/k/a 9449507 Canada Inc.) (“Loop Canada”), all assets and liabilities pertaining to our business of depolymerizing plastics for the assumption of $2.5 million in liabilities, including employees and operations and the aforementioned Master Services Agreement. Loop Canada was a wholly-owned subsidiary of Loop Industries since November 11, 2016 and, following the March 9, 2017 merger of Loop Holdings with and into Loop Industries, Inc., has become our sole subsidiary.

Advances from Majority Stockholder

Mr. Solomita or companies controlled by him has made advances to us to finance its operations. The amounts due to these entities as of February 28, 2017 and February 29, 2016 were $0.4 million and $0.5 million, respectively. The advances were unsecured, non-interest bearing with no formal terms of repayment. All outstanding amounts were settled and repaid between April 20, 2017 and May 4, 2017, and as of May 11, 2017, there were no remaining outstanding balances owed to Mr. Solomita or companies controlled by him.

Director Independence

Our Board is currently composed of four members. Our common stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that two of the four directors, Donald Danks and Jay Stubina, qualify as an independent director. We evaluated independence in accordance with Rule 5605 of the NASDAQ Stock Market.

The Board currently has one separately designated standing committee, that being the Audit Committee. The Audit Committee is solely comprised of an independent director, Jay Stubina.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Weinberg & Company, P.A. (“Weinberg & Company”) for the audit of our annual financial statements for the years ended February 28, 2017 and February 29, 2016 and fees billed for other services rendered by Weinberg & Company:

	Year Ended
	February 28, 2017	February 29, 2016

Audit Fees (1)	$87,708	$46,250
Audit-Related Fees
Tax Fees	14,249	--
All Other Fees

Total All Fees	$101,957	$46,250

____________

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the company’s annual financial statements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a) (2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a) (3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the shareholders of Loop Holdings, Inc.	8-K	000-54768	Jun 30, 2015	2.1
3.1	Articles of Incorporation			Filed herewith
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.			Filed herewith
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.			Filed herewith
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	Jun 30, 2015	10.7
10.4	Employment Agreement dated June 29, 2015, as amended February 15, 2016, by and between Loop Industries, Inc. and Daniel Solomita.			Filed herewith
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.			Filed herewith
10.6	Employment Agreement, dated June 1, 2016, by and between Cesar Contla and Loop Industries, Inc.	8-K	000-54768	Jul 8, 2016	10.2
10.7	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)			Filed herewith
10.8†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.			Filed herewith
10.9	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.			Filed herewith
10.10	Form of Indemnification Agreement			Filed herewith
14.1	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant			Filed herewith
24.1	Power of Attorney (contained on signature page to this Annual Report on Form 10-K)			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

________

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.

Date: May 30, 2017	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Daniel Solomita and D. Jennifer Rhee, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 30, 2017	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (principal executive officer)

Date: May 30, 2017	By:	/s/ D. Jennifer Rhee
	Name:	D. Jennifer Rhee
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 30, 2017	By:	/s/ Donald Danks
	Name:	Donald Danks
	Title:	Director

Date: May 30, 2017	By:	/s/ Brian Young
	Name:	Brian Young
	Title:	Director

Date: May 30, 2017	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

