Form 10-Q
period 2017-05-31
Loop Industries, Inc.
filed 2017-07-14
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54768

LOOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand Poitras Terrebonne, Quebec, Canada J6Y 1Y4

(Address of principal executive offices, including zip code)

(450) 951-8555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of July 10, 2017, the registrant had 32,674,673 shares of common stock, $0.0001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED May 31, 2017

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, and the size of our addressable market and market trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control, and (viii) other factors discussed in our filings with the SEC.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three months ended May 31, 2017

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

	As at
	May 31, 2017	February 28, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$5,535,020	$916,487
Valued added tax and other receivables	63,182	259,297
Total current assets	5,598,202	1,175,784

Property and Equipment, net of accumulated depreciation of $570,346 and $497,244, respectively	1,518,767	1,566,969

Intellectual Property, net of accumulated amortization of $152,945 and $137,050, respectively	292,105	308,000
Total assets	$7,409,074	$3,050,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$629,818	$161,536
Accrued officer compensation	35,156	360,000
Advances from major stockholder	-	391,695
Total current liabilities	664,974	913,231

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 32,595,239 and 31,451,973 shares issued and outstanding, respectively	3,260	3,146
Additional paid-in capital	14,842,968	8,723,390
Common stock issuable, 1,000,000 shares at May 31 and February 28, 2017, respectively	5,500,000	5,500,000
Accumulated deficit	(13,460,893)	(11,937,803)
Accumulated other comprehensive loss	(141,235)	(151,211)
Total stockholders’ equity	6,744,100	2,137,522
Total liabilities and stockholders’ equity	$7,409,074	$3,050,753

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended May 31,
	2017	2016

Revenue	$-	$-

Operating Expenses -
General and administrative	889,580	439,746
Research and development	496,538	415,568
Depreciation and amortization	90,487	113,024
Foreign exchange (gain) loss	46,485	(3,789)
Total operating expenses	1,523,090	964,549

Net Loss	(1,523,090)	(964,549)

Other comprehensive (loss) income-
Foreign currency translation adjustment	9,976	(20,493)
Comprehensive Loss	$(1,513,114)	$(985,042)

Loss per share
- Basic and Diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding
- Basic and Diluted	31,442,283	30,442,256

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three months ended May 31, 2017

(Unaudited)

	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Common		Accumulated Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$5,500,000	$(11,937,803)	$(151,211)	$2,137,522

Issuance of common shares for cash	1,123,266	112			5,897,076				5,897,188

Fair value of warrants issued for services					222,504				222,504

Issuance of shares upon cash-less exercise of warrants	20,000	2			(2)				-

Foreign currency translation								9,976	9,976

Net loss							(1,523,090)		(1,523,090)

Balance, May 31, 2017	32,595,239	$3,260	1	$-	$14,842,968	$5,500,000	$(13,460,893)	$(141,235)	$6,744,100

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended May 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,523,090)	$(964,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	74,592	93,921
Amortization expense	15,895	22,257
Fair value of warrants issued for services	222,504	41,359
Changes in operating assets and liabilities:
Valued added tax and other receivables	82,892	(36,804)
Prepayments and other current assets	-	11,298
Accounts payable and accrued liabilities	468,282	(78,004)
Accrued officer compensation	(324,844)	45,000
Advances from majority stockholder	-	18,586
Net Cash Used in Operating Activities	(983,769)	(846,936)

Cash Flows from Investing Activities
Purchases of property and equipment	(55,453)	(79,759)
Net Cash Used in Investing Activities	(55,453)	(79,759)

Cash Flows from Financing Activities
Proceeds from sales of common shares	5,897,188	1,988,003
Repayment of advances from majority stockholder	(278,472)	-
Net Cash Provided by Financing Activities	5,618,716	1,988,003

Effect of exchange rate changes	39,039	(63,602)
Net Change in Cash	4,618,533	997,706

Cash - beginning of period	916,487	422,586

Cash - end of period	$5,535,020	$1,420,292

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Reclassification of value added tax and other receivables to advances from majority stockholder	$113,223	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three months ended May 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and Basis of Presentation

The Company

Loop Holdings, Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010, and then we changed our name to our current name, “Loop Industries, Inc.”, effective July 21, 2015.

On June 29, 2015, Loop Industries, Inc. (the "Company" or "Loop Industries") entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and the holders of common stock of Loop Holdings, Inc. (“Loop Holdings”). Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement.

Pursuant to a Stock Redemption Agreement dated June 29, 2015 entered into commensurate with the share exchange, the Company redeemed 25,000,000 shares of First American Group common stock from two stockholders for an aggregate redemption price of $16,000.

As the former owners and management of Loop Industries had voting and operating control of the Company after the share exchange, the transaction has been accounted for as a recapitalization with Loop Holdings deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. No step-up in basis or intangible assets or goodwill was recorded and the aggregate cost of $60,571, representing the net liabilities assumed of $35,243, cost of the redeemed shares of $16,000 and closing costs of $9,328, had been reflected as a cost of the transaction. The consolidated financial statements reflect the historical results of Loop Industries prior to the share exchange, and that of the combined company following the share exchange.

The Company engages in the designing, prototyping and building a closed loop plastics recycling business that leverages a proprietary depolymerization technology.

All references to shares of common stock in this Quarterly Report on Form 10-Q give retroactive effect to a one-for-four (1:4) reverse split of the Company’s issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

On May 24, 2016, 9449507 Canada Inc. was incorporated to carry on the Company’s depolymerization business. On November 11, 2016, the shares of 9449507 Canada Inc., which was wholly owned by Mr. Solomita, were transferred to Loop Industries, Inc. On December 23, 2016, 9449507 Canada Inc. changed its legal name to Loop Canada Inc. On December 31, 2016, all employees, assets, liabilities, and operations pertaining to the Company’s depolymerization business were transferred to Loop Canada Inc. from 8198381 Canada Inc., a company wholly owned by Mr. Solomita.

On March 9, 2017, Loop Holdings, a wholly owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving entity as a result of the merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Loop Industries, Inc. and its wholly-owned subsidiary Loop Canada Inc. (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Intercompany balances and transactions have been eliminated on consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the three months ended May 31, 2017, the Company incurred a net loss of $1,523,090 and used cash in operations of $983,769. As of May 31, 2017, the Company had cash on hand of $5,535,020 and stockholders’ equity of $6,744,100.

Management estimates that the current funds on hand will be sufficient to continue operations through the next twelve months. However, the Company will need additional financing through either debt or equity to finalize the transition from pilot scale to a full scale commercial manufacturing facility. Management may consider seeking additional funds, primarily through the issuance of debt and equity securities for cash and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company could obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

The following table summarizes the exchange rates used:

	Three Months Ended May 31,
	2017	2016
Period end Canadian $: US Dollar exchange rate	$0.74	$0.76
Average period Canadian $: US Dollar exchange rate	$0.74	$0.78

Expenditures are translated at the average exchange rate for the period presented.

Value added tax, tax credits and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the balance sheet date of May 31 and February 28, 2017, the computed net recoverable sale taxes amounted to $63,182 and $198,830, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three months ended May 31, 2017 and 2016 amounted to $496,538 and $415,568 respectively. Research and development costs are net of $4,472 of grant revenue received and research and development tax credit of $113,223 claimed during the period ended May 31, 2017.

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

For the three months ended May 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 1,000,000 common shares issuable and 1,860,455 and 1,653,668 outstanding warrants as of May 31, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years ending after December 15, 2017 but now permitted organizations such the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has determined to adopt ASU 2014-09 when it becomes effective for the Company in Fiscal 2018 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Property and Equipment

	Estimated
	Useful	May 31,	February 28,
	Life	2017	2017
	(years)

Machinery and Equipment	5 - 7	$1,591,327	$1,590,187
Office equipment and furniture	5 - 8	141,124	131,607
Leasehold improvements	3	356,662	342,419

		2,089,113	2,064,213
Less: accumulated depreciation		(570,346)	(497,244)
Property and equipment, net		$1,518,767	$1,566,969

Depreciation expense for the three months ended May 31, 2017 and 2016 was $74,592 and $93,921, respectively.

Note 4 – Intellectual Property

On October 27, 2014, the Company entered into an intellectual property agreement with Mr. Hatem Essaddam (the "Intellectual Property Assignment Agreement") wherein the Company purchased a certain technique and method for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The Company will use such technique and know-how in its manufacturing facility. The technology is being amortized using the straight-line method over the 7 years estimated useful life of the patents.

In addition to the $445,050 paid by the Company under the Intellectual Property Assignment Agreement, the Company is required to make additional payments totaling CDN$800,000 to Mr. Essaddam within sixty (60) days of each of the following milestones (the “Milestones”) having been met, as follows:

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

As of May 31, 2017, the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional payments have been made.

Additionally, the Company is obligated to make royalty payments of up to CDN$25,700,000, payable as follows:

(a)	10% of gross profits on the sale of all products derived by the Company from the technology assigned to the Company under the Intellecutal Property Assignment Agreement;

(b)	10% of any license fee paid to the Company in respect of any licensing or other right to use the technology assigned to the Company and granted to a third party by the Assignee;

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

As of May 31, 2017, the Company has not made any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $15,895, and $22,257 for the three months ended May 31, 2017 and 2016, respectively. As of May 31 and February 28, 2017, accumulated amortization was $152,945 and $137,050, respectively.

Note 5 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company’s major stockholder and CEO, or companies controlled by him, previously made advances to the Company. The advances were unsecured, non-interest bearing with no formal terms of repayment. As of February 28, 2017, the aggregate amount due to Mr. Solomita or companies controlled by him was $391,695. During the period ended May 31, 2017, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $278,472 and reclassified from value added taxes and other receivables an aggregate amount of $113,223.

Employment Agreement and Accrued Compensation due to Major Shareholder

The Company entered into an employment agreement with Daniel Solomita, the Company’s President and Chief Executive Officer for an indefinite term. During the term, the officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $45,000 during the three months ended May 31, 2017 and May 31, 2016. As of May 31 and February 28, 2017, accrued compensation of $35,156 and $360,000, respectively, was due to Mr. Solomita. On May 5, 2017, the total accrued compensation due to Mr. Solomita for an amount of $360,000 was paid.

In addition, the Company agreed to grant the officer 4 million shares of the Company’s common stock, form of equity to be determined, if certain milestones were met.

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, as at May 31, 2017, the officer’s entitlement to 1,000,000 shares with a fair value of $5,500,000, in aggregate, have vested. The milestones for the remaining 3,000,000 shares of common stock have not yet been met.

Note 6 – Stockholders’ Equity

Common Stock

During the three months ended May 31, 2017 the Company sold 1,123,266 shares of its common stock at an offering price of $5.25 per share, resulting in net proceeds to the Company of $5,897,188.

Warrants

The Company has not adopted a formal stock option plan as of May 31, 2017; however, it has made periodic non-plan grants of warrants for services and financing.

During the period ended May 31, 2017, the Company issued to its Chief Financial Officer a warrant to purchase up to 400,000 shares of our common stock at an exercise price of $5.25 per share, which vests quarterly in equal amounts over 24 months beginning on April 3, 2017, and have a contractual life of 10 years. This warrant had a grant date fair value of $2,331,000 as determined by a Black Scholes option pricing model and will be amortized over the vesting period. In addition, the Company issued to its Chief Financial Officer a warrant to purchase up to 150,000 additional shares of our common stock at an exercise price of $5.25 per share that will vest when certain milestones achieved. This warrant had a grant date fair value of $874,125 as determined by a Black Scholes option pricing model and will be amortized as the Company makes progress towards those milestones.

During the three months ended May 31, 2017, and 2016, the Company amortized $220,504, and $41,359 respectively, of these costs which are included in operating expenses. As of May 31, 2017, the unamortized balance of these costs was $3,377,143. The aggregate intrinsic value of the warrants outstanding as of May 31, 2017 was $9,325,489 calculated as the difference between the closing market price of $8.05 and the exercise price of the Company’s warrants as of May 31, 2017.

During the three months ended May 31, 2017 warrants to purchase an aggregate of 314,667 shares of our common stock expired.

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, February 28, 2017	1,647,670	$0.80 to $6.00	$2.91

Granted	550,000	$5.25	$5.25

Exercised	(22,548)	$0.80	$0.80

Expired	(314,667)	$6.00	$6.00

Balance, May 31, 2017	1,860,455	$0.80 to $6.00	$3.11

Earned and exercisable, May 31, 2017	836,705	$0.80 to $6.00	$2.82

Unvested, May 31, 2017	1,023,750	$0.80 to $5.25	$3.34

For warrants requiring an assessment of value during the period of May 31, 2017, the fair value of each warrant was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0%
Expected volatility	110.72%
Expected life	6 years

As at May 31, 2017, 20,000 shares of common stock were issued as a result of a cashless exercise of 22,548 warrants with an exercise price of $0.80 per share.

The following table summarizes information concerning outstanding and exercisable warrants as of May 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	912,452	0.51	$0.80	507,452	0.51	$0.80
$6.00	323,003	0.08	$6.00	323,003	0.08	$6.00
$3.00	75,000	1.02	$3.00	6,250	1.02	$3.00
$5.25	550,000	9.98	$5.25	-	-	$-

Note 7 – Geographic Information

As of May 31, 2017 and 2016, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Three months ended May 31, 2017
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	482,455	407,125	889,580
Research and development	57,768	438,770	496,538
Depreciation and amortization	25,961	64,526	90,487
Foreign exchange loss (gain)	-	46,485	46,485
Loss from operations	$(566,184)	$(956,906)	$(1,523,090)

	As at May 31, 2017
	United States	Canada	Total

Current assets	$4,571,525	$1,026,677	$5,598,202
Property and equipment, net	147,328	1,371,439	1,518,767
Intangible assets, net	292,105	-	292,105
Total assets	$5,010,958	$2,398,116	$7,409,074

Current liabilities	$230,962	$434,012	$664,974
Equity	8,547,511	(1,803,411)	6,744,100
Total liabilities and equity	$8,778,473	$(1,369,399)	$7,409,074

	Three months ended May 31, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	231,797	207,949	439,746
Research and development	149,674	265,894	415,568
Depreciation and amortization	33,924	79,100	113,024
Foreign exchange loss (gain)	-	(3,789)	(3,789)
Loss from operations	$(415,395)	$(549,154)	$(964,549)

	As at May 31, 2016
	United States	Canada	Total

Current assets	$1,374,929	$360,038	$1,734,967
Property and equipment, net	146,746	1,281,554	1,428,300
Intangible assets, net	349,322	-	349,322
Total assets	$1,870,997	$1,641,592	$3,512,589

Current liabilities	$335,483	$715,308	$1,050,791
Equity	4,185,534	(1,723,736)	2,461,798
Total liabilities and equity	$4,521,017	$(1,008,428)	$3,512,589

Note 8 – Subsequent Event

On June 30, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of options to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were reserved for issuance under the Plan with an automatic share reserve increase, as defined in the Plan, effective commencing March 1, 2018. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of stock options granted, the share price pursuant to the stock options and the vesting conditions and period. The options, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the option will not exceed 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on May 30, 2017.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified in the “Risk Factors” section of our most recent Annual Report on Form 10-K.

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

Results of Operations

For the three months ended May 31, 2017 and May 31, 2016

We recorded no revenues for the three months ended May 31, 2017 and May 31, 2016.

We realized a net loss from operations of $1.5 million for the three months ended May 31, 2017 compared to a net loss of $1.0 million for the three months ended May 31, 2016. This net loss from operations is mainly due to an increase in general and administrative expenses of $0.9 million for the period ended May 31, 2017 compared to $0.4 million for the period ended May 31, 2016. In addition, we incurred $0.5 million in research and development expenses for the period ended May 31, 2017 compared to $0.4 million for the period ended May 31, 2016 as we continue to scale our technology.

Activity in the three months ended May 31, 2017 continues to focus on the development of plans for a commercial facility, continued testing and improvement of our depolymerization process as well as testing of various feedstocks used in the depolymerization process.

On the commercial side, we have undertaken various marketing initiatives to raise awareness of the Loop depolymerization process. In addition, we have been working with future customers and other key stakeholders to ensure that the Loop™ branded PET resin meets customers’ needs and specifications once commercial production begins.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, we have no recurring source of revenue and during the three months ended May 31, 2017, we incurred a net loss of $1.5 million and used cash in operations of $1.0 million. As of May 31, 2017, we had cash on hand of $5.5 million and stockholders’ equity of $6.7 million as a result of the sale of 1,123,266 shares of our common stock on May 4, 2017 for net proceeds of $5.9 million.

We estimate that the current funds on hand will be sufficient to continue operations through the next twelve months. However, we will need additional financing through either debt or equity to finalize the transition from pilot scale to a full scale commercial manufacturing facility. We are currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we could obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Off-Balance Sheet Arrangements

As of May 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of May 31, 2017.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness Discussion and Remediation” in our most recent Annual Report on Form 10-K, filed on May 30, 2017, we have undertaken a broad range of remedial procedures to address the weaknesses in our internal control over financial reporting. Testing of the effectiveness of these remediation efforts will be undertaken in future quarters.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. As of May 31, 2017, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

ITEM 1A. RISK FACTORS.

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 30, 2017. No material changes to such risk factors have occurred during the three months ended May 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Warrants

Pursuant to the employment agreement with our chief financial officer D. Jennifer Rhee, dated March 17, 2017, we issued a warrant to purchase up to 400,000 shares of our common stock at a price per share of $5.25, that shall vest quarterly, in equal amounts, over a 24-month period beginning on April 3, 2017 and a warrant to purchase up to 150,000 shares of our common stock at a price per share of $5.25 that shall vest upon the achievement of certain milestones. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

A copy of the employment agreement and the form of warrant are attached as Exhibit 10.2 and Exhibit 4.2, respectively, to this quarterly report and are incorporated herein by reference.

Exercise of Warrants

We also issued 20,000 shares of our common stock upon the cash-less exercise of 22,548 warrants with an exercise price of $0.80 per share. The shares and the warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
4.1	Form of Common Stock Subscription Agreement	8-K	000-54768	May 5, 2017	10.1
4.2	Form of Warrant			Filed herewith
10.1	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.2	Employment Agreement, dated March 17, 2017, by and between D. Jennifer Rhee and Loop Industries, Inc.			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.

Date: July 14, 2017	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer (principal executive officer)

Date: July 14, 2017	By:	/s/ D. Jennifer Rhee
	Name:	D. Jennifer Rhee
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

9