Form 10-Q
period 2017-08-31
Loop Industries, Inc.
filed 2017-10-11
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-54768

LOOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand Poitras Terrebonne, Quebec, Canada J6Y 1Y4
(Address of principal executive offices, including zip code)

(450) 951-8555
(Registrant's telephone number, including area code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of October 5, 2017, the registrant had 32,807,137 shares of common stock, $0.0001 par value per share, outstanding.

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED August 31, 2017

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, and the size of our addressable market and market trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under "Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control, (viii) the development of our manufacturing facility, and (ix) other factors discussed in our filings with the SEC.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Six and three months ended August 31, 2017

Loop Industries, Inc. Condensed Consolidated Balance Sheets

(Unaudited)

	As at
	August 31,	February 28,
	2017	2017

Assets
Current Assets
Cash	$5,383,651	$916,487
Valued added tax and other receivables	100,741	259,297
Prepayments and other current assets	15,954	-
Total current assets	5,500,346	1,175,784

Property and Equipment, net of accumulated depreciation of $661,414 and $497,244, respectively	1,681,513	1,566,969

Intellectual Property, net of accumulated amortization of $168,839 and $137,050, respectively	276,211	308,000
Total assets	$7,458,070	$3,050,753

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$818,963	$161,536
Accrued officer compensation	-	360,000
Advances from majority stockholder	28,710	391,695
Stock subscriptions	54,780	-
Total current liabilities	902,453	913,231

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 32,789,009 and 31,451,973 shares issued and outstanding, respectively	3,279	3,146
Additional paid-in capital	16,682,984	8,723,390
Common stock issuable, 1,000,000 shares at August 31 and February 28, 2017	5,500,000	5,500,000
Accumulated deficit	(15,636,857)	(11,937,803)
Accumulated other comprehensive (loss) gain	6,211	(151,211)
Total stockholders' equity	6,555,617	2,137,522
Total liabilities and stockholders' equity	$7,458,070	$3,050,753

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses -
General and administrative	1,081,634	316,310	1,971,216	756,056
Research and development	950,775	433,629	1,447,309	849,198
Depreciation and amortization	91,774	75,128	182,261	188,152
Foreign exchange loss (gain)	52,529	99	98,268	(3,689)
Total operating expenses	2,176,712	825,166	3,699,054	1,789,717

Net Loss	(2,176,712)	(825,166)	(3,699,054)	(1,789,717)

Other comprehensive loss -
Foreign currency translation adjustment	(167,398)	(3,865)	(157,422)	(24,358)
Comprehensive Loss	$(2,344,110)	$(829,031)	$(3,856,476)	$(1,814,075)

Loss per share
- Basic and Diluted	$(0.07)	$(0.03)	$(0.11)	$(0.06)

Weighted average common shares outstanding
- Basic and Diluted	32,625,928	31,176,269	31,830,628	30,809,266

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six months ended August 31, 2017

(Unaudited)

								Accumulated
	Common stock		Preferred stock					Other
	par value $0.0001		par value $0.0001		Additional	Common		Comprehensive	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$5,500,000	$(11,937,803)	$(151,211)	2,137,522

Issuance of common shares for cash	1,123,266	112			5,897,076				5,897,188
Fair value of warrants issued for services					920,373				920,373
Issuance of shares upon exercise of warrants for cash	193,770	19			1,162,997				1,163,016
Issuance of shares upon cash-less exercise of warrants	20,000	2			(2)				-
Share issuance costs					(20,850)				(20,850)
Foreign currency translation								157,422	157,422
Net loss							(3,699,054)		(3,699,054)

Balance, August 31, 2017	32,789,009	$3,279	1	$-	$16,682,984	$5,500,000	$(15,636,857)	$6,211	6,555,617

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended August 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(3,699,054)	$(1,789,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	150,472	156,363
Amortization expense	31,789	31,789
Fair value of warrants issued for services	920,373	73,707
Changes in operating assets and liabilities:
Valued added tax and other receivables	45,333	(105,816)
Prepayments and other current assets	(15,954)	36,129
Accounts payable and accrued liabilities	657,426	(134,424)
Accrued officer compensation	(360,000)	90,000
Net Cash Used in Operating Activities	(2,269,615)	(1,641,969)

Cash Flows from Investing Activities
Purchases of property and equipment	(168,002)	(247,861)
Net Cash Used in Investing Activities	(168,002)	(247,861)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs	7,039,354	3,826,016
Repayment of advances from majority stockholder	(249,762)	(86,764)
Stock subscriptions	54,780	-
Net Cash Provided by Financing Activities	6,844,372	3,739,252

Effect of exchange rate changes	60,409	(75,848)
Net Change in Cash	4,467,164	1,773,574

Cash - beginning of period	916,487	422,586

Cash - end of period	$5,383,651	2,196,160

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Reclass of value added tax and other receivables to advances from majority stockholder	$113,223	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and basis of Presentation

The Company

Loop Holdings, Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010, and then we subsequently changed our name to , “Loop Industries, Inc.”, effective July 21, 2015.

On June 29, 2015, Loop Industries, Inc. (the Company) entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and the holders of common stock of Loop Holdings, Inc. (“Loop Holdings”). Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement.

Pursuant to a Stock Redemption Agreement dated June 29, 2015 entered into commensurate with the share exchange, the Company redeemed 25,000,000 shares of First American Group common stock from two stockholders’ for an aggregate redemption price of $16,000.

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

On May 24, 2016, 9449507 Canada Inc. was incorporated to carry on the Company’s depolymerization business. On November 11, 2016, the shares of 9449507 Canada Inc., which was wholly owned by Mr. Solomita, were transferred to Loop Industries Inc. On December 23, 2016, 9449507 Canada Inc. changed its legal name to Loop Canada Inc. On December 31, 2016, all employees, assets, liabilities, and operations pertaining to the Company’s depolymerization business, were transferred to Loop Canada Inc. from 8198381 Canada Inc., a company wholly owned by Mr. Solomita.

On March 9, 2017, Loop Holdings, a wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving entity as a result of the merger.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc. and its wholly-owned subsidiary Loop Canada Inc. (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information as of August 31, 2016 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2017, which is included in Item 8 of the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 30, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the six months ended August 31, 2017, the Company incurred a net loss of $3,699,054 and used cash in operations of $2,269,615. As of August 31, 2017, the Company had cash on hand of $5,383,651 and stockholders’ equity of $6,555,617.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property and equipment, analysis of impairments of recorded intellectual property, accruals for potential liabilities and assumptions made in calculating the fair value of certain stock instruments.

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

The following table summarizes the exchange rates used:

	Six Months Ended August 31,
	2017	2016
Period end Canadian $: US Dollar exchange rate	$0.80	$0.76
Average period Canadian $: US Dollar exchange rate	$0.76	$0.77

Expenditures are translated at the average exchange rate for the period presented.

Value added tax, tax credits and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of August 31 and February 28, 2017, the computed net recoverable sale taxes amounted to $79,723 and $198,830, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded amounted to $950,775 and $433,629 for the three months ended August 31, 2017 and 2016, respectively, and to $1,447,309 and $849,198 for the six months ended August 31, 2017 and 2016, respectively. Research and development costs are net of $4,472 of grants received and research and development tax credit of $127,713 claimed during the period ended August 31, 2017.

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

For the three and six months ended August 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 1,000,000 common shares issuable and 2,004,582 outstanding warrants as of August 31, 2017 and 2,035,004 outstanding warrants as of August 31, 2016.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), which is intended to simplify accounting for share-based payment transactions. The ASU changed several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures and minimum statutory tax withholding requirements. Management adopted this ASU beginning March 1, 2017, with an immaterial impact to the Company's consolidated net loss and cash flows.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. On August 12, 2015, FASB delayed the required implementation to fiscal years beginning after December 15, 2017 but now permitted organizations such the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not currently have any revenues from contracts with customers, the adoption of ASU 2014-09 on March 1, 2018 will not to have an impact, on transition.

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

Note 3 – Property and Equipment

	Estimated
	Useful	August 31,	February 28,
	Life	2017	2017
	(years)

Machinery and Equipment	5 - 7	$1,796,015	$1,590,187
Office equipment and furniture	5 - 8	158,242	131,607
Leasehold improvements	3	388,670	342,419

		2,342,927	2,064,213
Less: accumulated depreciation		(661,414)	(497,244)
Property and equipment, net		$1,681,513	$1,566,969

Depreciation expense amounted to $75,880 and $65,596 for the three months ended August 31, 2017 and 2016, respectively and to $150,472 and $156,363 for the six months ended August 31, 2017 and 2016, respectively.

Note 4 – Intellectual Property

On October 27, 2014, the Company entered into an intellectual property agreement with Mr. Hatem Essaddam wherein the Company purchased for cash of $445,050, a certain technique and method for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The Company is using such intellectual property as part of their research and development activities. The technology is being amortized using the straight-line method over the 7 years estimated useful life of the patents.

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

As of August 31, 2017, the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional payments have been made.

Additionally, the Company is obligated to make royalty payments to Mr. Essaddam of up to CDN$25,700,000, payable as follows:

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

As of August 31, 2017, the Company has not made any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense amounted to $15,895 and $9,532 for the three months ended August 31, 2017 and 2016, respectively and to $31,789 and $31,789 for the six months ended August 31, 2017 and 2016, respectively.

Note 5 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company’s major stockholder and CEO, or companies controlled by him, previously made advances to the Company. The advances were unsecured, non-interest bearing with no formal terms of repayment. During the period ended August 31, 2017, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $249,762 and netted against the advances an aggregate amount of $113,223 representing value added taxes and other receivables owing. The amounts due to these entities as of February 28, 2017 were $391,695.

Employment Agreement and Accrued Compensation due to Major Shareholder

The Company entered into an employment agreement with Daniel Solomita, the Company’s President and Chief Executive Officer for an indefinite term. During the term, the officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $45,000. As at February 28, 2017, accrued compensation $360,000 was due to Mr. Solomita. As at August 31, 2017, the total accrued compensation due to Mr. Solomita was paid.

In addition, the Company agreed to grant the officer 4 million shares of the Company’s common stock, form of equity to be determined, if certain milestones were met.

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, as at August 31, 2017, the officer’s entitlement to 1,000,000 shares with a fair value of $5,500,000, in aggregate, have vested. The milestones for the remaining 3,000,000 shares of common stock have not yet been met.

Note 6 – Stockholders’ Equity

Common Stock

During the six months ended August 31, 2017 the Company sold 1,123,266 shares of its common stock at an offering price of $5.25 per share, resulting in net proceeds to the Company of $5,897,188.

Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of options to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were reserved for issuance under the Plan with an automatic share reserve increase, as defined in the Plan, effective commencing March 1, 2018. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of stock options granted, the share price pursuant to the stock options and the vesting conditions and period. The options, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the option will not exceed 5 years.

During the period ended August 31, 2017, the Company issued to its Chief Financial Officer a warrant to purchase up to 400,000 shares of our common stock at an exercise price of $5.25 per share, which vests quarterly in equal amounts over 24 months beginning on April 3, 2017, and have a contractual life of 10 years. This warrant has a grant date fair value of $1,836,360 as determined by a Black Scholes option pricing model and will be amortized over the vesting period. In addition, the Company issued to its Chief Financial Officer a warrant to purchase up to 150,000 additional shares of our common stock at an exercise price of $5.25 per share that will vest when certain milestones are achieved. This warrant has a grant date fair value of $688,635 as determined by a Black Scholes option pricing model and amortization will commence when it is probable that the milestones will be achieved.

During the period ended August 31, 2017, the Company issued three warrants to two employees, not covered under the Plan to purchase up to 530,000 shares of our common stock, in aggregate, at an exercise price of $5.25 per share. The warrants to purchase up to an aggregate of 100,000 and 380,000 shares of our common stock, respectively, each vest quarterly in equal amounts over 24 and 48 months, respectively, beginning on July 24, 2017 and June 13, 2017, respectively, and each have a contractual life of 10 years. These warrants collectively have a grant date fair value of $4,786,142 as determined by a Black Scholes option pricing model and will be amortized over the vesting period. In addition, a warrant to purchase up to 50,000 additional shares of our common stock will vest when certain milestones are achieved. This warrant had a grant date fair value of $479,885 as determined by a Black Scholes option pricing model and amortization will commence when it is probable that the milestones will be achieved.

The warrants grant date fair value were determined by a Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.60 to 2.02%
Expected dividend yield	0%
Expected volatility	82 to 84%
Expected life	4 to 6 years

During the period ended August 31, 2017, the Company amended the terms of warrants to purchase up to 702,452 shares of our common stock which were originally issued on December 1, 2015 to three employees. The amendment extended the expiry date of the warrants to November 30, 2025 from November 30, 2017. As a result of the modification, we recognized additional compensation expense of $63,677.

Amortization of these costs amounted to $697,869 and $32,348 for the three months period ended August 31, 2017 and 2016, respectively, and to $920,373 and $73,707 for the six months period ended August 31, 2017 and 2016, respectively, and are included in operating expenses. As of August 31, 2017 and 2016, the unamortized balance of these costs was $7,637,197 and $456,488. The aggregate intrinsic value of the warrants outstanding as of August 31, 2017 was $22,529,036 calculated as the difference between the closing market price of $14.45 and the exercise price of the Company’s warrants as of August 31, 2017.

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, February 28, 2017	1,647,670	$0.80 to $6.00	$2.91

Granted	1,080,000	$5.25	$5.25

Forfeited	(65,418)	$0.80 to $3.00	$2.90

Exercised	(213,770)	$0.80 to $6.00	$5.52

Expired	(443,900)	$6.00	$6.00

Balance, August 31, 2017	2,004,582	$0.80 to $5.25	$3.21

Earned and exercisable, August 31, 2017	616,457	$0.80 to $5.25	$1.19

Unvested, August 31, 2017	1,388,125	$0.80 to $5.25	$4.11

As at August 31, 2017, 20,000 shares of the Company’s common stock were issued as a result of a cashless exercise of 22,919 warrants with an exercise price of $0.80 and a fair value of $0.55. In addition, the Company issued 193,770 shares of its common stock upon the exercise of warrants at an offering price of $6.00 per share, resulting in proceeds of $1,163,016.

The following table summarizes information concerning outstanding and exercisable warrants as of August 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	912,082	6.50	$0.80	557,082	6.48	$0.80
$3.00	12,500	0.76	$3.00	9,375	0.76	$3.00
$5.25	1,080,000	9.93	$5.25	50,000	9.73	$5.25

Note 7 – Geographic Information

As of August 31, 2017 and 2016, the Company had two reportable diverse geographical concentrations (and therefore, two reportable segments), the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	As at August 31, 2017
	United States	Canada	Elimination	Total
Current Assets	$3,442,854	$2,057,492		$5,500,346
Property and equipment, net	141,535	1,539,978		1,681,513
Intangible assets, net	276,211	-		276,211
Loan receivable, parent company	-	5,767,440	(5,767,440)	-
Total assets	$3,860,600	$9,364,910	(5,767,440)	$7,458,070

Current liabilities	$255,716	$646,737		$902,453
Loan payable, subsidiairy company	5,767,440	-	(5,767,440)	-
Equity	9,372,397	(2,816,780)		6,555,617
Total liabilities and equity	$15,395,553	$(2,170,043)	(5,767,440)	$7,458,070

	Six months ended August 31, 2017
	United States	Canada	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	1,238,284	732,932	1,971,216
Research and development	295,400	1,151,909	1,447,309
Depreciation and amortization	47,648	134,613	182,261
Foreign exchange loss (gain)	-	98,268	98,268
Loss from operations	$(1,581,332)	$(2,117,722)	$(3,699,054)

	Three months ended August 31, 2017
	United States	Canada	Total
Revenue	$-	$-	$-
Cost of revenue	$-	$-	-
General and administrative	$755,827	$325,807	1,081,634
Research and development	$237,636	$713,139	950,775
Depreciation and amortization	$21,687	$70,087	91,774
Foreign exchange loss (gain)	$-	$52,529	52,529
Loss from operations	$(1,015,150)	$(1,161,562)	$(2,176,712)

	Six months ended August 31, 2016
	United States	Canada	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	403,614	352,442	756,056
Research and development	303,682	545,516	849,198
Depreciation and amortization	48,652	139,500	188,152
Foreign exchange loss (gain)	-	(3,689)	(3,689)
Loss from operations	$755,948	$1,033,769	$1,789,717

	Three months ended August 31, 2016
	United States	Canada	Total
Revenue	$-	$-	$-
Cost of revenue	$-	$-	-
General and administrative	$171,817	$144,493	316,310
Research and development	$154,008	$279,621	433,629
Depreciation and amortization	$14,728	$60,400	75,128
Foreign exchange loss (gain)	$-	$99	99
Loss from operations	$(340,553)	$(484,613)	$(825,166)

	As at February 28, 2017
	United States	Canada	Total

Current assets	$687,899	$487,885	$1,175,784
Property and equipment, net	157,394	1,409,575	1,566,969
Intangible assets, net	308,000		308,000
Total assets	$1,153,293	$1,897,460	$3,050,753

Current liabilities	$428,714	$484,517	$913,231
Equity	2,994,003	(856,481)	2,137,522
Total liabilities and equity	$3,422,717	$(371,964)	$3,050,753

Note 8 – Subsequent Events

Issuance of common shares

On September 7, 2017, the Board of Directors approved the issuance and sale of 18,128 common shares of the Company’s common stock, par value $0.0001 per share at an offering price of $12.00 per share, for gross proceeds of $217,536. In addition, the Company reclassified the stock subscriptions in the amount of $54,780, in aggregate, to common stock. As at the filing date, the Company had received total proceeds which will be used for working capital and general corporate purpose principally.

The shares issued to investors were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the private offering safe harbor provision of Rule 506 Regulation D.

Credit Facility

On September 12, 2017, the Company entered into a credit facility consisting of a $50,000 CDN credit card facility, secured by a $50,000 CDN Guaranteed Investment Certificate (“GIC”) bearing interest at 0.45% maturing on October 1, 2018.

Forward Foreign Exchange Contracts

On September 12, 2017, the Company entered into a conditional forward foreign exchange contract to sell $250,000 USD with a term of September 12, 2017 to November 14, 2017, with an interim strike date on October 12, 2017 based on the following conditions:

•	If the spot rate never traded at or below 1.2025 CDN to USD and the spot rate is greater than 1.2025 the Company sells at 1.2025 CDN to USD;

•	If the spot rate traded at or below 1.2025 CDN to USD and the spot rate is:

i)	less than or equal to 1.2025 CDN to USD, then the Company sells at 1.2025 CDN to USD; or

ii)	greater than 1.2025, then no exchange or cash payment will occur.

As security for the conditional forward foreign exchange contract the Company has pledged a $50,000 GIC bearing interest at 0.45% maturing on December 29, 2017 in favor of the Company’s derivative dealer.

In addition to the amount above, the Company entered into two $500,000 USD dual currency contracts, requiring the value of the contract to be deposited in a GIC, having terms of 30 days and 63 days, respectively. For the 30 day contract if the spot rate is less than or equal to 1.23 CDN per USD, then the GIC matures at $500,000 USD plus interest at 4.55% per annum. If the spot rate is greater than 1.23 CDN per USD, then the GIC matures at $615,000 CDN plus interest of 4.55%. For the 63 day contract if the spot rate is less than or equal to 1.23 CDN per USD, then the GIC matures at $500,000 USD plus interest of 4.8% per annum. If the spot rate is greater than 1.23 CDN per USD, then the GIC matures at $615,000 CDN plus interest of 4.8%.

Equity Incentive Plan

On September 14, 2017, the Company issued stock options, to two employees, under the Plan to purchase up to 700,000 shares of our common stock in aggregate, of which 200,000 vest immediately and 500,000 vest in equal monthly installments over 60 months beginning on September 14, 2017, at an exercise price of $12.00 per share. The warrants have a grant date fair value of $8,173,550 as determined by a Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.50%
Expected dividend yield	0%
Expected volatility	94%
Expected life	3 years

Purchase of land

On September 27, 2017, the Company entered into a promise to purchase land, building and equipment for consideration of $957,240, in aggregate. An amount of $95,724 was deposited in escrow on the date of the agreement. We have 60 days following the acceptance of the promise to purchase to complete our due diligence and proceed to the execution of the deed of sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on May 30, 2017.

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

Currently, the focus of our business is on the depolymerization of waste Poly Ethylene Terephthalate (PET) plastics and converting them into valuable chemicals, ready to be reintroduced into the manufacturing of virgin PET plastic. Our proprietary technology breaks down PET into its base chemicals, Purified Terephthalic Acid (PTA) and Mono Ethylene Glycol (MEG), at a recovery rate of over 90% and under normal atmospheric pressure and at room temperature.

Depolymerization presents two unique advantages in recycling resin-based products: (i) the ability to return a recovered resin to virgin-resin-like quality, and (ii) the potential to recover a valuable feedstock from products that are economically challenging to recycle. When plastic is mechanically recycled, even small levels of contamination can compromise the performance of the resin. However, because our depolymerization process breaks down plastics into monomer form, all contamination is removed. Our unique depolymerization process can be applied to all sorts of post-consumer PET, including degraded, colored or heavily contaminated PET that is not currently recyclable.

We are a development-stage company and have not generated any revenues from our technology. Our depolymerization technology must be scaled-up before we can commercialize it and generate any revenues. We intend to sell LOOP™-branded PET resin to sustainably focused customers. During January 2016, we announced the successful completion of a pilot plant facility in Terrebonne, Canada with a production capacity of 2.5 metric tons per day of high purity PTA and MEG.

We have applied to list our common stock on The NASDAQ Global Market under the symbol “LLPP.”

Plan of Operation

We are planning to and have begun taking steps to build a commercial scale facility with an installed capacity of approximately 20,000 metric tons (MT) per annum to supply our potential customers with LOOP™ branded PET resin of at least 50% recycled content. We are planning to finance any new facilities through additional sales of our common stock, government assistance, including grants and low-interest loans and debt financing.

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

Results of Operations

For the three months ended August 31, 2017 and August 31, 2016

We recorded no revenues for the three months ended August 31, 2017 and August 31, 2016.

We realized a net loss of $2.2 million for the three months ended August 31, 2017 compared to a net loss of $0.8 million for the three months ended August 31, 2016. This net loss is mainly due to an increase in general and administrative expenses of $1.1 million for the three months ended August 31, 2017 compared to $0.3 million for the three months ended August 31, 2016. In addition, we incurred $1.0 million in research and development expenses for the period ended August 31, 2017 compared to $0.4 million for the period ended August 31, 2016 as we continue to scale our technology.

For the six months ended August 31, 2017 and August 31, 2016

We recorded no revenues for the six months ended August 31, 2017 and August 31, 2016.

We realized a net loss of $3.7 million for the six months ended August 31, 2017 compared to a net loss of $1.8 million for the six months ended August 31, 2016. This net loss is mainly due to an increase in general and administrative expenses of $2.0 million for the period ended August 31, 2017 compared to $0.8 million for the period ended August 31, 2016. In addition, we incurred $1.4 million in research and development expenses for the period ended August 31, 2017 compared to $0.8 million for the period ended August 31, 2016 as we continue to scale our technology.

Activity in the six months ended August 31, 2017 continues to focus on the development of plans for a commercial facility, continued testing and improvement of our depolymerization process as well as testing of various feedstocks used in the depolymerization process.

On the commercial side, we have undertaken various marketing initiatives to raise awareness of the Loop depolymerization process. In addition, we have been working with potential future customers and other key stakeholders to ensure that the Loop™ branded PET resin meets customers’ needs and specifications once commercial production begins.

Liquidity and Capital Resources

As reflected in the accompanying unaudited interim condensed consolidated financial statements, we have no recurring source of revenue and during the six months ended August 31, 2017, we incurred a net loss of $3.7 million and used cash in operations of $2.3 million. As of August 31, 2017, we had cash on hand of $5.4 million and stockholders’ equity of $6.6 million.

We estimate that the current funds on hand will be sufficient to continue operations through the next twelve months. However, we will need additional financing through either debt or equity to finalize the transition from pilot scale to a full scale commercial manufacturing facility. We are currently seeking additional funds, primarily through the issuance of debt and equity securities for cash and estimate that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we could obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Off-Balance Sheet Arrangements

As of August 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of August 31, 2017.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness Discussion and Remediation” in our most recent Annual Report on Form 10-K, filed on May 30, 2017, we have undertaken a broad range of remedial procedures to address the weaknesses in our internal control over financial reporting.

In particular, we have engaged third party Sarbanes-Oxley consultants and we continue to improve and document our internal controls and processes. We plan to test the effectiveness of these controls over the next two quarters to enable us to be compliant with the requirements under SOX 302 and 404.

Other remediation procedures include: i) the formation of an audit committee, with the appointment of an audit committee chair; and ii) the development and communication of corporate policies, including the Whistle-Blower Policy, Insider Trading Policy, Global Anti-Corruption Policy and Related Party Transaction policy.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. As of August 31, 2017, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

ITEM 1A. RISK FACTORS.

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under "Risk Factors" in our Annual Report on Form 10-K, filed on May 30, 2017. In addition to those Risk Factors, the following risk should also be noted. You should consider this risk factor together with the other risk factors and other matters described in our Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q, and in our other filings with the SEC.

We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.

We operated mainly through two entities, our company, Loop Industries, Inc., which is a Nevada corporation and has a U.S. dollar functional currency, and our wholly-owned subsidiary Loop Canada Inc. (“Loop Canada”), which is based in Terrebonne, Quebec, Canada and has a Canadian dollar functional currency. Our reporting currency is the U.S. dollar.

We mainly finance our operations through the sale and issuance of shares of common stock of Loop Industries, Inc. in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies and income taxes) are denominated in the Canadian dollar.

Significant fluctuations in U.S. dollar to Canadian dollar exchange rates could materially affect our result of operations, cash position and funding requirements. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. As part of our risk management program, we enter into foreign exchange forward contracts to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the variability of our operating costs and future cash flows denominated in currencies that differs from our functional currencies. We do not enter into these contracts for trading purposes or speculation, and our management believes all such contracts are entered into as hedges of underlying transactions. Nonetheless, these instruments involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk. If our hedging program is not successful, or if we change our hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Exercise of Warrants

We issued 193,970 shares of our common stock upon the exercise of warrants with an exercise price of $6.00 per share. The shares and the warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
4.1	Form of Common Stock Subscription Agreement	8-K	000-54768	May 5, 2017	10.1
4.2	Form of Warrant	10-Q	000-54768	July 14, 2017	4.2
4.3*	2017 Equity Incentive Plan			Filed herewith
4.4*	Form of Stock Option Agreement			Filed herewith
4.5*	Form of Restricted Stock Unit Agreement			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

* Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.

Date: October 10, 2017	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer (principal executive officer)

Date: October 10, 2017	By:	/s/ D. Jennifer Rhee
	Name:	D. Jennifer Rhee
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

