Form 10-K/A
period 2017-02-28
Loop Industries, Inc.
filed 2018-01-12
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At August 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $46,536,147. At January 9, 2018, there were 32,807,137 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

Loop Industries, Inc. (the “Company,” “Loop,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended February 28, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2017 (“Original Filing”), to restate and amend our previously issued audited consolidated financial statements and related financial information for the fiscal year ended February 28, 2017. The previously filed audited financial statements for that fiscal year should no longer be relied upon. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10- K/A” below.

Concurrent with the filing of this Form 10-K/A, we are filing amendments to our Quarterly Reports on Form 10-Q for the fiscal periods ended May 31, 2017 and August 31, 2017 to restate and amend our previously issued unaudited condensed consolidated financial statements and related financial information for these periods.

Effects of the restatement

We identified and corrected an error related to the measurement of stock-based compensation associated with the grant of common shares to our President and Chief Executive Officer in June 2015. The share-based award vests based on the achievement of specified performance conditions, which pursuant to ASC 718 impacts the timing of recognition of stock-based compensation expense, but which does not affect the determination of the fair value of the award. The fair value of the “equity-classified” award should be determined on the grant date.

Previously, we had determined the fair value of the award on the date at which it became probable that the first of four performance conditions had been met, resulting in the recognition of $5,500,000 of non-cash stock based compensation expense in the fourth quarter and fiscal year ended February 28, 2017. We have recognized an adjustment to record stock-based compensation of $800,000, which was the amount of the award expected to vest in fiscal 2017, and is based on the grant date fair value of the award as at June 29, 2015.

The following table illustrates the impact of the correction to the consolidated balance sheet:

	As at February 28, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(11,937,803)	4,700,000	(7,237,803)

The following table illustrates the impact of the correction on the consolidated statement of operations and comprehensive loss:

	Year ended February 28, 2017
	As previously reported	Adjustment	Restated
General and administrative	6,980,281	(4,700,000)	2,280,281
Net loss	(8,814,001)	4,700,000	(4,114,001)
Comprehensive loss	(8,971,143)	4,700,000	(4,271,143)
Loss per share - basic and diluted	(0.28)	0.15	(0.13)

The following table illustrates the impact of the correction on the consolidated statement of shareholders’ equity:

	Year ended February 28, 2017
	As previously reported	Adjustment	Restated
Net loss	(8,814,001)	4,700,000	(4,114,001)
Common stock issuable	5,500,000	(4,700,000)	800,000

The following table illustrates the impact of the correction on the consolidated statement of cash flow:

	Year ended February 28, 2017
	As previously reported	Adjustment	Restated

Net loss	(8,814,001)	4,700,000	(4,114,001)
Fair value of common stock issuable for services - officer	5,500,000	(4,700,000)	800,000

Effects of restatement on Quarterly Reports on Form 10-Qs

We are concurrently filing: (i) an amendment to our Quarterly Report on Form 10-Q for the period ended May 31, 2017 (the “Q1 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information for May 31, 2017 and to amend certain other items within that report, and (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended August 31, 2017 (the “Q2 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at August 31, 2017 and to amend certain other items within that report.

Internal Control Considerations

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have re-evaluated our internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective at February 28, 2017. Furthermore, the CEO and CFO have determined that at May 31, 2017 and August 31, 2017, our internal control over financial reporting were also not effective. The material weakness that existed on those dates and our plans for remediation are described in Part II, Item 9A – Controls and Procedures in this Form 10-K/A. We are committed to remediating our material weaknesses as promptly as possible. Implementation of our remediation plans has commenced and is being overseen by the Audit Committee.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.     Part I, Item 1A. Risk Factors

B.     Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C.     Part II, Item 8. Financial Statements and Supplementary Data

D.     Part II, Item 9A. Controls and Procedures

E.      Part III, Item 11. Executive Compensation

F.      Part III, Item 15. Exhibits and Financial Statement Schedules

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A. In addition, the Exhibit Index has been appropriately updated.

3

LOOP INDUSTRIES, INC.

FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K/A of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market and market trends, the restatement’s quantitative effects and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control; (viii) the risk that additional information may arise from our and our audit committee’s internal review following the restatement, (ix) the risk that the process of preparing and auditing the restated financial statements or other subsequent events would require us to make additional adjustments and the time and effort required to complete the restatement of its financial statements, (x) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xi) our responses to potential comments from the Securities and Exchange Commission (“SEC”), (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (xiii) other factors discussed in our filings with the SEC.

Our management has included projections and estimates in this Form 10-K/ A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K/ A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GLOSSARY

As used in this Amended Annual Report on Form 10-K/A, the following terms are being provided so investors can better understand our business:

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

We are a development-stage company and have not yet generated any revenues. Our depolymerization technology must be scaled-up before we can commercialize the technology and generate any revenues. We intend to commercialize our technology by selling depolymerized LOOP™-branded PET resin to sustainably focused customers. During January 2016, we announced the successful completion of a pilot plant facility in Montreal, Canada with a production capacity of 2.5 metric tons per day of high purity PTA and MEG. In February 2017, we also announced the entry into an agreement for services with DrinkFinity, an affiliate of PepsiCo, effective as of January 1, 2017, pursuant to which, we will participate in a mail back recycling program, whereby PepsiCo and its affiliates, divisions and subsidiaries, will be provided custom-made bags for consumers to mail certain specified recyclable products to us and we will process the returned items through our proprietary technology. A copy of this agreement is filed as an exhibit to our most recently filed Annual Report on Form 10-K, filed with the SEC on May 30, 2017.

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

Among the different recycling techniques (primary, mechanical, chemical and energy recovery), chemical recycling the most acceptable, according to the principles of “sustainable development ”, since it leads to the formation of the raw materials from which the polymer is made, as well as of other secondary value-added products. Chemical recycling has been defined as the process leading to the total depolymerization of PET into monomers, or partial depolymerization into oligomers and other chemical substances.

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

Our PET depolymerization process is completed through a series of chemical reactions:

•	Post-consumer (i.e. waste) PET are shredded into approximately 5 mm size pieces;
•	Shredded PET is put into a large reactor, where certain chemicals are added;
•	The PET molecular chain is broken down . ;
•	PTA (solid) and MEG (liquid) and mother liquor (the solution that remains after crystallization, containing the original solute as well as other impurities that were not filtered out) are separated using a combination of centrifugation and distillation;
•	The mother liquor is returned to the reactor to be reused in the process; and
•	PTA and MEG are processed and used to produce PET.

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

Loop Holdings, Inc. was originally incorporated in Nevada on October 23, 2014. The depolymerization technology underlying our business was originally developed by Hatem Essaddam who sold the technology and related intellectual property rights to Loop Holdings in October 2014, pursuant to the license agreement described above in the section “Intellectual Property– Essaddam Assignment” and 8198381 Canada Inc., a corporation organized under the federal laws of Canada and wholly-owned by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder. 8198381 Canada Inc. later sold the depolymerization technology and related intellectual property rights it held to Loop Holdings in June 2015 pursuant to a technology transfer agreement, which we filed as an exhibit to our Current Report on Form 8-K on June 30, 2015.

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

Our principal executive offices are located at 480 Fernand Poitras Street, Terrebonne, QC J6Y 1Y4 Canada. Our telephone number is (450) 951-8555. Our website address is http://www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Amended Annual Report on Form 10-K/A.

ITEM 1A. RISK FACTORS  (Restated)

You should carefully consider the risks described below together with all of the other information included in this Amended Form 10-K/A before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

RISKS RELATING TO OUR COMPANY

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue and may never be profitable.

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2017 was $4 .1 million. We have only one customer, and have not earned any revenues to date. We have financed our operations primarily through private placements of our common stock and have devoted substantially all of our efforts to research and development, as well as to building out our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our products, obtain the regulatory approvals necessary to commercialize our products and attract additional customers. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability.

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

We have identified material weaknesses in our internal control over financial reporting and, if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. During the year ended February 28, 2017, we identified the following material weaknesses in our internal control over financial reporting . This material weakness contributed to the restatement of previously issued 2017 financial statements in stock-based compensation.

We are in the process of remediating the internal control deficiencies that contributed to the material weakness, including the following:

•	appointing additional independent members with public company board experience to our board of directors;

•	establishing an audit committee;

•	engaging a third-party Sarbanes-Oxley consultant to assist in addressing controls and process gaps;

•	adding staff to our finance team and outsourced to a third party the assessment of certain complex transactions under US GAAP;

•	developing and communicating a series of corporate policies, including the Whistle-Blower Policy, Insider Trading Policy, Global Anti-Corruption Policy and Related Party Transaction Policy;

•	hiring a General Counsel to the management team; and

•	hiring a Chief Financial Officer with public company experience.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act will be time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

RISKS ASSOCIATED WITH OUR SECURITIES

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

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

In addition, sales of significant amounts of shares held by Mr. Solomita, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the company in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the company’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the company, or (ii) an affiliate or associate of the company and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the company. The definition of the term “combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the company’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the company and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (with certain sections restated)

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

PLAN OF OPERATION

We are planning to and have begun taking steps to build a commercial scale facility with an installed capacity of a minimum of 10,000 metric tons (MT) per annum to supply our potential customers with LOOP ™- branded PET resin of up to 50% recycled content. We are planning to finance any new facilities through additional sales of our common stock, government assistance, including grants and low-interest loans and traditional bank financing.

We are conducting qualification testing of our LOOP™-branded PET resin and negotiating long term supply contracts with potential customers. In addition, we are optimizing our manufacturing process to ensure a smooth transition from pilot scale to full scale commercial manufacturing facility.

Our plan of operation also includes the development of the LOOP™-branded PET resin, by establishing co-marketing and co-branding initiatives with potential customers. LOOP™-branded PET resin will primarily focus on educating consumers on the importance of the circular economy and the Loop technology that can play a pivotal role in this new economy.

RESULTS OF OPERATIONS

Previously issued financials have been restated as described in note 10 to the audited consolidated financial statements and as explained below.

Restatement of previously issued financial statements

The Company’s audited consolidated balance sheet as of February 28, 2017, and its consolidated statement of operations and comprehensive loss, consolidated statement of shareholders’ equity and consolidated statement of cash flows for the fiscal year ended February 28, 2017, have been restated for an error with regard to the accounting for stock based compensation.

 Adjustment

The Company identified and corrected an error related to the measurement of stock-based compensation associated with the grant of common shares to the Company’s President and Chief Executive Officer in June 2015. The share-based award vests based on the achievement of specified performance conditions, which pursuant to ASC 718 impacts the timing of recognition of stock-based compensation expense, but which does not affect the determination of the fair value of the award. The fair value of the “equity-classified” award should be determined on the grant date.

Previously, the Company had determined the fair value of the award on the date at which it became probable that the first of four performance conditions had been met, resulting in the recognition of $5,500,000 of non-cash stock based compensation expense in the fourth quarter and fiscal year ended February 28, 2017.  The Company has recognized an adjustment to record stock-based compensation of $800,000, which is the amount of the award expected to vest in fiscal 2017, and is based on the grant date fair value of the award as at June 29, 2015.

The ensuing management discussion and analysis has been adjusted to give effect to the restatement.

For the years ended February 28, 2017 and February 29, 2016

We recorded no revenues for the years ended February 28, 2017 and February 29, 2016.

We realized a net loss from operations of $ 4.1 million for the 12 months ended February 28, 2017 compared to a net loss of $2 .8 million for the year ended February 29, 2016.

The increase in expenses of $1.3 million can be attributed to the following items:

•	An increase in payroll and salaries cost of $0.4 million mainly because the payroll expense for the period ended February 29, 2016 does not reflect a full year of salaries expense as employees were hired throughout the year. Actual head count increased by only 1 from February 29, 2016 to February 28, 2017.

•	An increase of $0.7 million in research and development expenses, net of research and development tax credits received in the year of $0 .2 million .

•	An increase of $0.2 million in depreciation and amortization charges arising from an increase in equipment purchases for the pilot plant.

•	The remaining $0.3 million increase is an overall increase among other operating expenses as employees and activity increased.

Activity in the past year focused on the build out of the pilot plant, continued testing and improvement of our depolymerization process as well as testing of various feedstocks used in the depolymerization process.

On the commercial side, we have undertaken various marketing initiatives to raise awareness of the Loop depolymerization process. In addition, we have been working with future customers and other key stakeholders to ensure that the Loop™-branded PET resin meets customers’ needs and specifications once commercial production begins.

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

Subsequent to February 28, 2017 and through May 30, 2017, we raised an additional $5.9 million from the sale of our common stock. We believe we have sufficient funds to continue our operations at least through the end of fiscal year 2018; however, we will require additional financing through either debt or equity to transition from pilot scale to full scale commercial manufacturing.

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

Stock Based Compensation

We periodically issue warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) wherein the fair value of the award is measured on the grant date and where there are not performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition has been met.

We account for warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance .

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

Recently Issued Accounting Pronouncements

See Notes to Financial Statements included elsewhere in this Form 10-K /A for management’s discussion of recently accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED – SEE NOTE 10)

Loop Industries, Inc.

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Loop Industries, Inc.

Terrebonne, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and subsidiaries (“the Company”) as of February 28, 2017 and February 29, 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 10 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended February 28, 2017 to correct a misstatement.

WEINBERG & COMPANY, P.A.

Los Angeles, California

May 30, 2017, except Notes 5, 9, 10 and 11 are dated as of January 12, 2018

Loop Industries, Inc.

Consolidated Balance Sheets

	February 28, 2017 (restated – note 10)	February 29, 2016
ASSETS
Current Assets
Cash	$916,487	$422,586
Valued added tax and other receivables	259,297	253,041
Prepayments and other current assets	-	36,129
Total current assets	1,175,784	711,756

Property and Equipment, net of accumulated depreciation of $497,244 and $149,609, respectively	1,566,969	1,399,354

Intellectual Property, net of accumulated amortization of $137,050 and $73,471, respectively	308,000	371,579
Total assets	$3,050,753	$2,482,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$161,536	$363,083
Accrued Officers Compensation	360,000	210,000
Advances from majority stockholder	391,695	492,128
Total current liabilities	913,231	1,065,211

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 31,451,973 and 29,910,800 shares issued and outstanding, respectively	3,146	2,992
Additional paid-in capital	8,723,390	3,918,356
Common stock issuable, 1,000,000 and 204,667 shares at February 28, 2017 and February 29, 2016, respectively	800,000	614,001
Accumulated deficit	(7,237,803)	(3,123,802)
Accumulated other comprehensive (loss) gain	(151,211)	5,931
Total stockholders’ equity	2,137,522	1,417,478
Total liabilities and stockholders’ equity	$3,050,753	$2,482,689

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended February 28, 2017 and February 29, 2016

	February 28, 2017 (restated – note 10)	February 29, 2016

Revenue	$-	$-

Operating Expenses -
General and administrative	2,280,281	1,748,044
Research and development	1,454,440	801,666
Depreciation and amortization	397,445	211,845
Cost of reverse merger	-	60,571
Foreign exchange (gain) loss	(18,165)	14,240
Total operating expenses	4,114,001	2,836,366

Net Loss	(4,114,001)	(2,836,366)

Other comprehensive (loss) income-
Foreign currency translation adjustment	(157,142)	5,931
Comprehensive Loss	$(4,271,143)	$(2,830,435)

Loss per share
-Basic and Diluted	$(0. 13)	$(0.10)

Weighted average common shares outstanding
-Basic and Diluted	31,102,004	27,359,605

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the years ended February 28, 2017 and February 29, 2016

						Common		Accumulated	Total
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Stock Issuable	Accumulated Deficit	Other Comprehensive	Stockholders’ Equity
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	(restated – note 10)	(restated – note 10)	Income (Loss)	(restated – note 10)
Balance, February 28, 2015	20,498,750	$2,050	-	$-	$1,197,140	$-	$(287,436)	$-	$911,754

Issuance of common shares for cash	2,796,250	280			2,236,720				2,237,000

Common stock issuable						614,001			614,001

Fair value of Warrants issued for services					404,506				404,506

Fair value of Shares Issued as a Settlement	100,000	10			79,990				80,000

Issuance of common shares upon reverse merger	6,515,800	652							652

Foreign currency translation								5,931	5,931

Issuance of preferred share to an officer			1	-	-

Net loss							(2,836,366)		(2,836,366)

Balance, February 29, 2016	29,910,800	2,992	1	-	3,918,356	614,001	(3,123,802)	$5,931	1,417,478

Issuance of common shares for cash	1,275,340	128			3,825,888				3,826,016

Reclass. of common shares issuable to shares outstanding	204,667	20			613,981	(614,001)			-

Fair value of Warrants issued for services					135,673				135,673

Cancellation of shares issued for services and as a settlement	(200,000)	(20)			20				-

Issuance of common shares upon exercise of warrants for cash	200,000	20			159,980				160,000

Issuance of shares for services	23,166	2			69,496				69,498

Issuance of shares upon cash-less exercise of warrants	38,000	4			(4)				-

Fair value of common stock issuable for services - officer						800,000			800,000

Foreign currency translation								(157,142)	(157,142)

Net loss							(4,114,001)		(4,114,001)

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$800,000	$(7,237,803)	$(151,211)	$2,137,522

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2017 (restated – note 10)	For the year ended February 29, 2016
Cash Flows from Operating Activities
Net loss	$(4,114,001)	$(2,836,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	333,866	148,266
Amortization expense	63,579	63,579
Amortization of the fair value of common shares issued for services	-	534,000
Fair value of shares issued for services and settlement	69,498	80,000
Fair value of warrants issued for services	135,673	404,506
Fair value of common stock issuable for services - officer	800,000	-
Cost of reverse merger	-	60,571
Changes in operating assets and liabilities:
Valued added tax and other receivables	(94,336)	(219,927)
Prepayments and other current assets	36,129	(29,674)
Accounts payable and accrued liabilities	(201,544)	350,345
Accrued officer compensation	150,000	180,000
Intellectual property obligation	-	(212,880)
Advances from majority stockholder	(12,354)	369,825
Net Cash Used in Operating Activities	(2,833,490)	(1,107,755)

Cash Flows from Investing Activities
Purchases of property and equipment	(513,022)	(1,598,723)

Net Cash Used in Investing Activities	(513,022)	(1,598,723)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants	3,986,016	2,237,000
Advances from issuable common shares	-	614,001
Net Cash Provided by Financing Activities	3,986,016	2,851,001

Effect of exchange rate changes	(145,603)	68,267
Net Change in Cash	493,901	212,790

Cash - beginning of period	422,586	209,796

Cash - end of period	$916,487	$422,586

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed upon reverse merger	$-	$59,919

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

On June 29, 2015, Loop Industries, Inc. (then known as First American Group) (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and the holders of common stock of Loop Holdings, Inc. (“Loop Holdings”). Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement.

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

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and comprise the consolidated financial position and results of operations of Loop Industries, Inc. and an operating division of 8198381 Canada Inc., (819 Canada), a Canadian company that is owned 100% by Mr. Daniel Solomita, the majority shareholder of Loop Industries, Inc.

The Company determined due to the close association between the Company and the division of 819 Canada, the ongoing management of 819 Canada by the Company’s majority stockholder, that the activities of 819 Canada are principally related to the Loop Industries, Inc., and the Company’s the right to receive the outputs from the activities of 819 Canada which could potentially be significant to the Company, 819 Canada is a variable interest entity requiring consolidation with the Company. The Company determined that it is both the primary beneficiary and provider of financial support to these 819 Canada operations.

On May 24, 2016, 9449507 Canada Inc. was incorporated to absorb all the assets and liabilities of 819 Canada pertaining to the Company’s depolymerization business. On November 11, 2016, the shares of 9449507 Canada Inc., which was wholly owned by Mr. Solomita, were transferred to Loop Industries Inc. In December 23, 2016, 9449507 Canada Inc., changed its legal name to Loop Canada Inc. In December 31, 2016, all employees, assets, liabilities, and operations of 819 Canada pertaining to the Company’s depolymerization business, were transferred to Loop Canada Inc.

Intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the year ended February 28, 2017, the Company incurred a net loss of $4.1 Million, used cash in operations of $2.8 Million. As of February 28, 2017, the Company had cash on hand of $916,487 and stockholders’ equity of $2,137,522. Subsequent to February 28, 2017 and through May 30, 2017, the Company raised an additional $5,897,188 through the sale of its common shares (See Note 11).

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

Level 3 —

Significant pricing inputs are unobservable inputs, which are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

In addition, 819 Canada and Loop Canada are entitled to receive government assistance in the form of research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the preceding calendar year. These credits are not dependent on ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records these tax credits, as a reduction of research and development expenses, when the Company can reasonably estimate the amounts and it is more likely than not they would be received. During the year ended February 28, 2017, the Company recorded USD $148,547 as a reduction of research and development expenses upon receiving confirmation from the tax authorities. On February 27, 2017, 819 Canada received from the taxation authorities $88,080 as reimbursement from this amount. No tax credits were recorded during the year ended February 29, 2016.

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

Stock Based Compensation

We periodically issue warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) wherein the fair value of the award is measured on the grant date and where there are not performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will been met.

We account for warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

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

Income Taxes

The Company calculates its income tax charge on the basis of the tax laws enacted at the balance sheet date in the countries where the Company and its subsidiaries operate and generate taxable income, in accordance with FASB ASC 740, Income Taxes. The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Note 5 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company’s major stockholder and CEO, or companies controlled by him, has made advances to the Company to finance its operations. The amounts due to these entities as of February 28, 2017 and February 29, 2016 were $391,695 and $492,128, respectively. The advances are unsecured, non-interest bearing with no formal terms of repayment.

Employment Agreement and Accrued Compensation due to Major Shareholder (restated)

The Company entered into employment agreement with Daniel Solomita, the Company’s President and Chief Executive Officer for an indefinite term. During the term, officer shall receive monthly salary of $15,000. Compensation expense under this agreement amounted to $180,000 during the years ended February 28, 2017, and February 29, 2016. As of February 28, 2017, and February 29, 2016, accrued compensation of $360,000 and $210,000, respectively, was due to Mr. Solomita. Starting January 2017, Mr. Solomita has received payment of his salary on a bi-weekly fashion as other employees, and on May 10, 2017, the total accrued compensation due to Mr. Solomita for an amount of $360,000 was paid.

In addition, the Company agreed to issue the officer 4 million shares of the Company’s common stock, in tranches of one million shares each, if certain milestones were met. The bonus of 4,000,000 shares of common stock is payable to Mr. Solomita as follows:

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

In lieu of shares, Mr. Solomita may elect to receive a restricted stock grant with a future vesting date, options or warrants to purchase the same number of shares with no or a nominal exercise price .

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, 1,000,000 shares of common stock with a fair value of $800,000 (note 10) were considered to be earned and will be issued to Mr. Solomita, and have been reflected as compensation cost in the period ending February 28, 2017 at grant date fair value.

On February 15, 2016, the Company and Mr. Solomita entered into an Amendment No. 1 to Employment Agreement (the “Amendment No. 1”), which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company’s Series A Preferred Stock for consideration of Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1 (note 6).

Note 6 – Stockholders’ Equity

Series A Preferred Stock

On February 15, 2016, the Company and Mr. Solomita entered into Amendment No. 1, which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company’s Series A Preferred Stock for consideration of Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1. The effect of Amendment No. 1 is to provide Mr. Solomita control of the Company in the event that his presently-held 57% of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under Amendment No. 1, the Company created “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

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

Additionally, the one share of Series A Preferred Stock issued to Mr. Solomita contains protective provisions, which precludes the Company from taking certain actions without Mr. Solomita’s (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a) amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company’s Bylaws;

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

(l) modify or change the nature of the Company’s business;

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

During the year ended February 29, 2016, the company sold:

(i)	2,796,250 shares of its common stock at a price of $.80 per share, resulting in proceeds to the Company of $2,237,000; and

(ii)

204,667 shares of its common stock and 102,334, warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $614,001. These shares have not yet been issued and have been reflected as common stock issuable on the accompanying statement of stockholders’ equity.

Warrants

The Company has not adopted a formal stock option plan; however, it has made periodic non-plan grants of warrants for services and financing.

During the year ended February 29, 2016, the Company issued warrants to purchase 2,220,000 shares of the Company’s common stock at an exercise price of $0.80 per share for services. During the year ended February 28, 2017, the Company issued warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $3.00 per share for services. The total fair value of the warrants granted was determined to be $1,398,288.

During the years ended February 28, 2017, and February 29, 2016, the Company amortized $135,670, and $404,506 respectively, of these costs which are included in operating expenses. As of February 28, 2017, the unamortized balance of these costs was $394,523. The aggregate intrinsic value of the warrants outstanding as of February 28, 2017, was $5,921,500 calculated as the difference between the closing market price of $5.50 and the exercise price of the Company’s warrants as of February 28, 2017.

During the year ended February 28, 2017, the Company issued warrants to purchase 637,670 shares of the Company’s common stock at an exercise price of $6.00 per share to certain investors upon the sale of 1,275,340 common shares. In addition, 102,334 warrants issued to certain investors during the year ended February 29, 2016, have expired as of the date hereof.

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

Note 7 – Income Taxes

At February 28, 2017, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of approximately $4.6 Million that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1.6 Million was not considered more than likely than not and accordingly, the potential tax benefits for the net loss carry-forwards are offset by a full valuation allowance.

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

Note 9 – Geographic Information (restated)

As of February 28, 2017, and February 29, 2016, the Company had two reportable diverse geographical concentrations, the United States and Canada. Information related to these operating segments, net of eliminations, consists of the following for the periods below:

	Year ended February 28, 2017
	(restated – note 10)
	United States	Canada	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	1,536,438	743,843	2,280,281
Research and development	522,192	932,248	1,454,440
Depreciation and amortization	97,304	300,141	397,445
Foreign exchange loss (gain)	-	(18,165)	(18,165)
Loss from operations	$2,155,934	$1,958,067	$4,114,001

	As at February 28, 2017
	United States	Canada	Total
Current assets	$687,899	487,885	$1,175,784
Property and equipment, net	-	1,566,969	1,566,969
Intangible assets, net	308,000	-	308,000
Total assets	$995,899	2,054,854	$3,050,753

Current liabilities	$428,714	484,517	$913,231
Equity	2,994,003	(856,481)	2,137,522
Total liabilities and equity	$3,422,717	(371,964)	$3,050,753

	Year ended February 29, 2016
	United States	Canada	Total
Revenue	$-	$-	$-
Cost of revenue	-	-	-
General and administrative	1,080,028	668,016	1,748,044
Research and development	147,326	654,340	801,666
Depreciation and amortization	71,683	140,162	211,845
Cost of reverse merger	60,571	-	60,571
Foreign exchange loss (gain)	-	14,240	14,240
Loss from operations	$1,359,608	$1,476,758	$2,836,366

	As at February 29, 2016
	United States	Canada	Total
Current assets	$455,393	$256,363	$711,756
Property and equipment, net	-	1,399,354	1,399,354
Intangible assets, net	371,579	-	371,579
Total assets	$826,972	$1,655,717	$2,482,689

Current liabilities	$182,673	$882,538	$1,065,211
Equity	2,702,980	(1,285,502)	1,417,478
Total liabilities and equity	$2,885,653	$(402,964)	$2,482,689

Note 10 – Restatement of Previously Issued Financial Statements

Restatement of previously issued financial statements

The Company’s audited consolidated balance sheet as of February 28, 2017, and its consolidated statement of operations and comprehensive loss, consolidated statement of shareholders’ equity and consolidated statement of cash flows for the fiscal year ended February 28, 2017, have been restated for an error with regard to the accounting for stock based compensation.

 Adjustment

The Company identified and corrected an error related to the measurement of stock-based compensation associated with the grant of common shares to the Company’s President and Chief Executive Officer in June 2015. The share-based award vests based on the achievement of specified performance conditions, which pursuant to ASC 718 impacts the timing of recognition of stock-based compensation expense, but which does not affect the determination of the fair value of the award. The fair value of the “equity-classified” award should be determined on the grant date.

Previously, the Company had determined the fair value of the award on the date at which it became probable that the first of four performance conditions had been met, resulting in the recognition of $5,500,000 of non-cash stock based compensation expense in the fourth quarter and fiscal year ended February 28, 2017.  The Company has recognized an adjustment to record stock-based compensation of $800,000, which is the amount of the award expected to vest in fiscal 2017, and is based on the grant date fair value of the award as at June 29, 2015.

The following table illustrates the impact of the correction to the consolidated balance sheet:

	As at February 28, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(11,937,803)	4,700,000	(7,237,803)

The following table illustrates the impact of the correction on the consolidated statement of operations and comprehensive loss:

	Year ended February 28, 2017
	As previously reported	Adjustment	Restated
General and administrative	6,980,281	(4,700,000)	2,280,281
Net loss	(8,814,001)	4,700,000	(4,114,001)
Comprehensive loss	(8,971,143)	4,700,000	(4,271,143)
Loss per share - basic and diluted	(0.28)	0.15	(0.13)

The following table illustrates the impact of the correction on the consolidated statement of shareholders’ equity:

	Year ended February 28, 2017
	As previously reported	Adjustment	Restated
Net loss	(8,814,001)	4,700,000	(4,114,001)
Common stock issuable	5,500,000	(4,700,000)	800,000

The following table illustrates the impact of the correction on the consolidated statement of cash flow:

	Year ended February 28, 2017
	As previously reported	Adjustment	Restated
Net loss	(8,814,001)	4,700,000	(4,114,001)
Fair value of common stock issuable for services - officer	5,500,000	(4,700,000)	800,000

Note 11 – Subsequent Events (restated)

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

Issuance of common shares

On May 4, 2017, the Board of Directors approved the issuance and sale of 1,123,266 shares of the Corporation’s common stock, par value $.0001 per share at an offering price of $5.25 per share, for gross proceeds of $5,897,188.

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

The following table sets forth the condensed consolidated balance sheet of the Company as of February 28, 2017 on an as reported basis and on an unaudited pro forma basis, after giving effect to the sale of the shares:

	Actual – As Reported (restated – note 10)	Pro Forma – As Adjusted (restated – note 10)
		(Unaudited)
ASSETS
Total current assets	$1,175,784	$7,072,972
Total assets	$3,050,753	$8,947,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	913,231	913,231

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 31,451,973 and 32,575,239 shares issued and outstanding, respectively	3,146	3,258
Additional paid-in capital	8,723,390	14,620,466
Common stock issuable, 1,000,000 shares at February 28, 2017	800,000	800,000
Accumulated deficit	(7,237,803)	(7,237,803)
Accumulated other comprehensive (loss) gain	(151,211)	(151,211)
Total stockholders’ equity	2,137,522	8,034,710
Total liabilities and stockholders’ equity	$3,050,753	$8,947,941

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no other items requiring disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES  (Restated)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2017.

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

Material Weakness Discussion and Remediation

In connection with the preparation of our third quarter filing, questions were raised by management that ultimately revealed a material weakness in our internal control over financial reporting as at February 28, 2017 and for the year then ended. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We determined that we did not have adequate controls over financial reporting to appropriately account for certain stock based compensation expenses and comply with the related filing requirements. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our internal controls over financial reporting were not effective as of February 28, 2017.

The impact of this material weakness resulted in the revision of our consolidated financial statements for the year ended February 28, 2017 and an amendment to each of our Quarterly Reports on Form 10-Q for the period ended May 31, 2017 and August 31, 2017, respectively, to similarly restate our unaudited condensed consolidated financial statements and related financial information for the periods then ended.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors,

•	We established an audit committee,

•	We engaged a third-party Sarbanes-Oxley consultant to assist in addressing controls and process gaps,

•	We added staff to our finance team and outsourced to a third party the assessment of certain complex transactions under US GAAP,

•	We developed and communicated a series of corporate policies, including the Whistle-Blower Policy, Insider Trading Policy, Global Anti-Corruption Policy and Related Party Transaction Policy,

•	On October 8, 2017, we hired a General Counsel to the management team, and

•	On November 8, 2017, we hired a Chief Financial Officer with public company experience.

We believe that the measures described above will strengthen our internal control over financial reporting. We expect that our efforts, including design, implementation and testing will continue throughout fiscal year 2018.

Changes in Internal Control over Financial Reporting

As described above under “Material Weakness Discussion and Remediation,” we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the reporting period and through the date of this filing.

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

Brian Young

Director

Brian Young has served as a member of our Board of Directors since 2016. Mr. Young currently serves as Vice President of Reboxcorp, a leading reused corrugated boxes company, where he has been employed since 1991. At Reboxcorp, Mr. Young has been involved in the conception and execution of numerous mergers, acquisitions, and financings. Mr. Young holds a Bachelor of Commerce degree from Concordia University, of Montreal, Canada. Mr. Young’s knowledge of and experience in the reused corrugated boxes business and his experience in mergers, acquisitions, and financings led to our conclusion that he should serve as a director in light of our business and structure.

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

Code of Ethics

On January 25, 2017, our Board approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at http://www.loopindustries.com/assets/docs/Code_of_Ethics.pdf. The information contained on, or that can be accessed through, our website is not a part of this Amended Annual Report on Form 10-K/A. We will disclose on our website any amendments to or waivers from any provision of the Code of Ethics that applies to any of the directors or executive officers.

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

Audit Committee and Audit Committee Financial Expert

On January 27, 2017, the Board established the Audit Committee and approved and adopted a charter (the “Audit Committee Charter”) to govern the Audit Committee. Mr. Stubina was appointed to serve on the Audit Committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at http://www.loopindustries.com/assets/docs/Audit_Committee_Charter.pdf. The information contained on, or that can be accessed through, our website is not a part of this Amended  Annual Report on Form 10-K/A.

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

ITEM 11. EXECUTIVE COMPENSATION (restated)

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel Solomita	2017	$180,000	$800,000	$–	$19,500	$999,500
President, Chief Executive Officer, and Chairman of the Board	2016	$180,000	$–	$–	$–	$180,000

Cesar Contla (1)	2017	$48,299	$–	$183,000	$–	$231,299
Chief Financial Officer	2016	$–	$–	$–	$–	$–
__________

(1)	Served as Chief Financial Officer from July 5, 2016 until to April 3, 2017, and currently serves a Corporate Finance Controller, a non-executive officer position.
(2)

For valuation purposes, the dollar amount shown represents the aggregate award date fair value of awards made in fiscal years ended February 28, 2017 and February 29, 2016 computed in accordance with FASB ASC Topic 718, “Stock Compensation”. The fair value is based on the grant date fair value of the award as at June 29, 2015. The number of shares granted, the grant date, and the market price of such shares for each Named Executive Officer is set forth below.

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

The Solomita Employment Agreement prohibits Mr. Solomita from engaging in certain activities which compete with us, seeking to recruit its employees or disclosing any of its trade secrets or otherwise confidential information. The foregoing description of the Solomita Employment Agreement is a summary and is qualified in its entirety by the text of the Solomita Employment Agreement, as amended, a copy of which is as an exhibit to our most recently filed Annual Report on Form 10-K, filed with the SEC on May 30, 2017.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE  (Restated)

(a) (1) Financial Statements (restated).

The response to this portion of Item 15 is set forth under Item 8 above.

(a) (2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a) (3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the shareholders of Loop Holdings, Inc.	8-K	000-54768	Jun 30, 2015	2.1
3.1	Articles of Incorporation	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Employment Agreement dated June 29, 2015, as amended February 15, 2016, by and between Loop Industries, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.4
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Employment Agreement, dated June 1, 2016, by and between Cesar Contla and Loop Industries, Inc.	8-K	000-54768	July 8, 2016	10.2
10.7	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54768	May 30, 2017	10.7
10.8†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.9	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.10	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
14.1	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
24.1	Power of Attorney (contained on signature page the previously filed Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
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

LOOP INDUSTRIES, INC.

Date: January 12, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: January 12, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (principal executive officer)

Date: January 12, 2018	By:	/s/ Frank Zitella
	Name:	Frank Zitella
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: January 12, 2018	By:	/s/ Donald Danks
	Name:	Donald Danks
	Title:	Director

Date: January 12, 2018	By:	/s/ Shaun Higgins
	Name:	Shaun Higgins
	Title:	Director

Date: January 12, 2018	By:	/s/ Leslie Murphy
	Name:	Leslie Murphy
	Title:	Director

Date: January 12, 2018	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

