Form 10-Q/A
period 2017-05-31
Loop Industries, Inc.
filed 2018-01-12
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 9, 2018, the registrant had  32,807,137 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Loop Industries, Inc. (the “Company,” “Loop,” “we” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended May 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2017 (“Original Filing”), to restate our unaudited condensed consolidated balance sheet as of May 31, 2017 and our consolidated statement of shareholders’ equity and related footnote disclosures for the three months ended May 31, 2017 for an error with regard to the accounting for stock based compensation. The previously filed unaudited condensed consolidated financial statements for those periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10 -Q/A” below.

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

Previously, we had determined the fair value of the award on the date at which it became probable that the first of four performance conditions had been met, resulting in the recognition of $5,500,000 of non-cash stock based compensation expense in the fourth quarter and fiscal year ended February 28, 2017. We have recognized an adjustment to record stock-based compensation of $800,000, which is the amount of the award expected to vest in fiscal 2017, and is based on the grant date fair value of the award as at June 29, 2015.

The adjustment had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three-month period ended May 31, 2017.

2

The following table illustrates the impact of the correction to the unaudited condensed consolidated balance sheets:

	As at February 28, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(11,937,803)	4,700,000	(7,237,803)

	As at May 31, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(13,460,893)	4,700,000	(8,760,893)

The following table illustrates the impact of the correction on the condensed consolidated statement of shareholders’ equity:

	Three month period ended May 31, 2017
	As previously reported	Adjustment	Restated
Accumulated deficit at Feb 28, 2017	(11,937,803)	4,700,000	(7,237,803)
Accumulated deficit at May 31, 2017	(13,460,893)	4,700,000	(8,760,893)
Common stock issuable	5,500,000	(4,700,000)	800,000

Restatement of Other Financial Statements

We are concurrently filing: (i) an amendment to our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 (the “Form 10-K/A”) to similarly restate our audited consolidated financial statements and related financial information at and for the fiscal year ended February 28, 2017 and to amend certain other items within that report, and (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended August 31, 2017 (the “Q2 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at August 31, 2017 and to amend certain other items within that report.

Internal Control Considerations

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have re-evaluated our internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective at February 28, 2017. Furthermore, the CEO and CFO have determined that at May 31, 2017 and August 31, 2017, our internal control over financial reporting were not effective. The material weakness that existed on those dates and our plans for remediation are described in Part I, Item 4 – Controls and Procedures in this Form 10-Q/A. We are committed to remediating our material weaknesses as promptly as possible. Implementation of our remediation plans has commenced and is being overseen by the Audit Committee.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1. Financial Statements
B.	Part I, Item 4. Controls and Procedures
C.	Part II, Item 1A. Risk Factors
D.	Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. In addition, the Exhibit Index has been appropriately updated.

3

LOOP INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED May 31, 2017

4

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Quarterly Report on Form 10-Q/A of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, and the size of our addressable market and market trends, the restatement’s quantitative effects and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control; (viii) the risk that additional information may arise from our and our audit committee’s internal review following the restatement, (ix) the risk that the process of preparing and auditing the restated financial statements or other subsequent events would require us to make additional adjustments and the time and effort required to complete the restatement of its financial statements, (x) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xi) our responses to potential comments from the Securities and Exchange Commission (“SEC”), (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and ( xiii) other factors discussed in our filings with the SEC.

Our management has included projections and estimates in this Form 10-Q/A , which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

5

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – (restated note 2)

Loop Industries, Inc.

Three months ended May 31, 2017

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

	As at
	May 31, 2017	February 28, 2017
	(restated – note 2)	(restated – note 2)
	(Unaudited)
ASSETS
Current Assets
Cash	$5,535,020	$916,487
Valued added tax and other receivables	63,182	259,297
Total current assets	5,598,202	1,175,784

Property and Equipment, net of accumulated depreciation of $570,346 and $497,244, respectively	1,518,767	1,566,969

Intellectual Property, net of accumulated amortization of $152,945 and $137,050, respectively	292,105	308,000
Total assets	$7,409,074	$3,050,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$629,818	$161,536
Accrued officer compensation	35,156	360,000
Advances from major stockholder	-	391,695
Total current liabilities	664,974	913,231

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 32,595,239 and 31,451,973 shares issued and outstanding, respectively	3,260	3,146
Additional paid-in capital	14,842,968	8,723,390
Common stock issuable, 1,000,000 shares at May 31 and February 28, 2017, respectively	800,000	800,000
Accumulated deficit	(8,760,893)	(7,237,803)
Accumulated other comprehensive loss	(141,235)	(151,211)
Total stockholders’ equity	6,744,100	2,137,522
Total liabilities and stockholders’ equity	$7,409,074	$3,050,753

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

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three months ended May 31, 2017

(Unaudited)

	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Common		Accumulated Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
						(restated – note 2)	(restated – note 2)

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$800,000	$(7,237,803)	$(151,211)	$2,137,522

Issuance of common shares for cash	1,123,266	112			5,897,076				5,897,188

Fair value of warrants issued for services					222,504				222,504

Issuance of shares upon cash-less exercise of warrants	20,000	2			(2)				-

Foreign currency translation								9,976	9,976

Net loss							(1,523,090)		(1,523,090)

Balance, May 31, 2017	32,595,239	$3,260	1	$-	$14,842,968	$800,000	$(8,760,893)	$(141,235)	$6,744,100

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

Note 2 – Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies

Restatement of previously issued financial statements

The Company’s unaudited condensed consolidated balance sheet as of May 31, 2017, and condensed consolidated statement of shareholders’ equity for the three month period ended May 31, 2017, have been restated for an error with regard to the accounting for stock based compensation in fiscal 2017.

Adjustment

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

The adjustment had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three-month period ended May 31, 2017.

The following table illustrates the impact of the correction to the unaudited condensed consolidated balance sheets:

	As at February 28, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(11,937,803)	4,700,000	(7,237,803)

	As at May 31, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(13,460,893)	4,700,000	(8,760,893)

The following table illustrates the impact of the correction on the condensed consolidated statement of shareholders’ equity:

	Three month period ended May 31, 2017
	As previously reported	Adjustment	Restated
Accumulated deficit at Feb 28, 2017	(11,937,803)	4,700,000	(7,237,803)
Accumulated deficit at May 31, 2017	(13,460,893)	4,700,000	(8,760,893)
Common stock issuable	5,500,000	(4,700,000)	800,000

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

Additionally, the Company is obligated to make royalty payments of up to CDN$25,700,000, payable as follows:

(a)	10% of gross profits on the sale of all products derived by the Company from the technology assigned to the Company under the Intellectual Property Assignment Agreement;

(b)	10% of any license fee paid to the Company in respect of any licensing or other right to use the technology assigned to the Company and granted to a third party by the Assignee;

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

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, as at May 31, 2017, the officer’s entitlement to 1,000,000 shares with a fair value of $800,000 (note 2), in aggregate, have vested. The performance conditions for the remaining 3,000,000 shares of common stock are not considered probable, therefore the stock based compensation expense associated with the grant has not been recognized.

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

Note 7 – Subsequent Event

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q/A and the audited financial information and the notes thereto included in our most recent Amended  Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission, or the SEC, on January 12, 2018.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q/A, including those risks identified in the “Risk Factors” section of our most recent Amended  Annual Report on Form 10-K/A.

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

ITEM 4. CONTROLS AND PROCEDURES.  (Restated)

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2017.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness Discussion and Remediation” in our most recent Amended Annual Report on Form 10-K/A, filed on January 12, 2018 , we have undertaken a broad range of remedial procedures to address the weaknesses in our internal control over financial reporting.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors,

•	We established an audit committee,

•	We engaged a third-party Sarbanes-Oxley consultant to assist in addressing controls and process gaps,

•	We added staff to our finance team and outsourced to third party the assessment of certain complex transactions under US GAAP,

•	We developed and communicated a series of corporate policies, including the Whistle-Blower Policy, Insider Trading Policy, Global Anti-Corruption Policy and Related Party Transaction policy,

•	On October 8, 2017, we hired a General Counsel to the management team, and

•	On November 8, 2017, we hired a Chief Financial Officer with public company experience.

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

ITEM 1A. RISK FACTORS.  (Restated)

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Amended Annual Report on Form 10-K/A, filed on January 12, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.  (Restated)

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
4.1	Form of Common Stock Subscription Agreement	8-K	000-54768	May 5, 2017	10.1
4.2	Form of Warrant	10-Q	000-54768	July 14, 2017	4.2
10.1	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.2	Employment Agreement, dated March 17, 2017, by and between D. Jennifer Rhee and Loop Industries, Inc.	10-Q	000-54768	July 14, 2017	10.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

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

13