Form 10-Q/A
period 2017-08-31
Loop Industries, Inc.
filed 2018-01-12
CIK 1504678

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

As of January 9, 2018 , the registrant had 32,807,137 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Loop Industries, Inc. (the “Company,” “Loop,” “we” or “us”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended August 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2017 (“Original Filing”), to restate our unaudited condensed consolidated balance sheet as of August 31, 2017 and our consolidated statement of shareholders’ equity and related footnote disclosures for the three and six months ended August 31, 2017 for an error with regard to the accounting for stock based compensation. The previously filed unaudited condensed consolidated financial statements for those periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10 -Q/A” below.

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

The adjustment had no impact on the condensed consolidated statements of operations and comprehensive loss and cash flows for the three and six-month periods ended August 31, 2017.

The following table illustrates the impact of the correction to the consolidated balance sheets:

	As at February 28, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(11,937,803)	4,700,000	(7,237,803)

2

	As at August 31, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(15,636,857)	4,700,000	(10,936,857)

The following table illustrates the impact of the correction on the consolidated statement of shareholders’ equity:

	Six month period ended August 31, 2017
	As previously reported	Adjustment	Restated
Accumulated deficit at Feb 28, 2017	(11,937,803)	4,700,000	(7,237,803)
Accumulated deficit at August 31, 2017	(15,636,857)	4,700,000	(10,936,857)
Common stock issuable	5,500,000	(4,700,000)	800,000

Restatement of Other Financial Statements

We are concurrently filing: (i) an amendment to our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 (the “Form 10-K/A”) to similarly restate our audited consolidated financial statements and related financial information at and for the fiscal year ended February 28, 2017 and to amend certain other items within that report, and (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended May 31, 2017 (the “Q1 Form 10-Q/A”) to similarly restate our unaudited condensed consolidated financial statements and related financial information at May 31, 2017 and to amend certain other items within that report.

Internal Control Considerations

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have re-evaluated our internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective at February 28, 2017. Furthermore, the CEO and CFO have determined that at May 31, 2017 and August 31, 2017, our internal control over financial reporting were not effective. The material weakness that existed on those dates and our plans for remediation are described in Part I , Item  4 – Controls and Procedures in this Form 10-Q /A. We are committed to remediating our material weaknesses as promptly as possible. Implementation of our remediation plans has commenced and is being overseen by the Audit Committee.

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

FOR THE PERIOD ENDED August 31, 2017

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

Our management has included projections and estimates in this Form 10-Q/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

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

5

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS  (restated – note 2)

Loop Industries, Inc.

Six and three months ended August 31, 2017

Loop Industries, Inc. Condensed Consolidated Balance Sheets

(Unaudited)

	As at
	August 31,	February 28,
	2017	2017
	(restated – note 2)	(restated – note 2)
Assets
Current Assets
Cash	$5,383,651	$916,487
Valued added tax and other receivables	100,741	259,297
Prepayments and other current assets	15,954	-
Total current assets	5,500,346	1,175,784

Property and Equipment, net of accumulated depreciation of $661,414 and $497,244, respectively	1,681,513	1,566,969

Intellectual Property, net of accumulated amortization of $168,839 and $137,050, respectively	276,211	308,000
Total assets	$7,458,070	$3,050,753

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$818,963	$161,536
Accrued officer compensation	-	360,000
Advances from majority stockholder	28,710	391,695
Stock subscriptions	54,780	-
Total current liabilities	902,453	913,231

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 32,789,009 and 31,451,973 shares issued and outstanding, respectively	3,279	3,146
Additional paid-in capital	16,682,984	8,723,390
Common stock issuable, 1,000,000 shares at August 31 and February 28, 2017	800,000	800,000
Accumulated deficit	(10,936, 857)	(7,237,803)
Accumulated other comprehensive (loss) gain	6,211	(151,211)
Total stockholders' equity	6,555,617	2,137,522
Total liabilities and stockholders' equity	$7,458,070	$3,050,753

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses -
General and administrative	1,081,634	316,310	1,971,216	756,056
Research and development	950,775	433,629	1,447,309	849,198
Depreciation and amortization	91,774	75,128	182,261	188,152
Foreign exchange loss (gain)	52,529	99	98,268	(3,689)
Total operating expenses	2,176,712	825,166	3,699,054	1,789,717

Net Loss	(2,176,712)	(825,166)	(3,699,054)	(1,789,717)

Other comprehensive loss -
Foreign currency translation adjustment	(167,398)	(3,865)	(157,422)	(24,358)
Comprehensive Loss	$(2,344,110)	$(829,031)	$(3,856,476)	$(1,814,075)

Loss per share
- Basic and Diluted	$(0.07)	$(0.03)	$(0.11)	$(0.06)

Weighted average common shares outstanding
- Basic and Diluted	32,625,928	31,176,269	31,830,628	30,809,266

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six months ended August 31, 2017

(Unaudited)

								Accumulated
	Common stock		Preferred stock					Other
	par value $0.0001		par value $0.0001		Additional	Common		Comprehensive	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity
						(restated – note 2)	(restated – note 2)

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$800,000	$(7,237,803)	$(151,211)	2,137,522

Issuance of common shares for cash	1,123,266	112			5,897,076				5,897,188
Fair value of warrants issued for services					920,373				920,373
Issuance of shares upon exercise of warrants for cash	193,770	19			1,162,997				1,163,016
Issuance of shares upon cash-less exercise of warrants	20,000	2			(2)				-
Share issuance costs					(20,850)				(20,850)
Foreign currency translation								157,422	157,422
Net loss							(3,699,054)		(3,699,054)

Balance, August 31, 2017	32,789,009	$3,279	1	$-	$16,682,984	$800,000	$(10,936,857)	$6,211	6,555,617

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

Loop Industries, Inc.

Three and Six months ended August 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and basis of Presentation

The Company

Loop Industries , Inc. was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010, and then we subsequently changed our name to , “Loop Industries, Inc.”, effective July 21, 2015.

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

All references to shares of common stock in this Report on Form 10-Q/A give retroactive effect to a one-for-four (1:4) reverse split of the Company’s issued and outstanding shares of common stock, which reverse split took effect on the OTCQB on September 21, 2015.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc. and its wholly-owned subsidiary Loop Canada Inc. (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information as of August 31, 2016 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2017, which is included in Item 8 of the Company’s 2017 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on January 12, 2018 . These unaudited interim condensed consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

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

Note 2 – Summary of Significant Accounting Policies and Restatement of Previously Issued Financial Statements

Restatement of previously issued financial statements

The Company’s unaudited condensed consolidated balance sheet as of August 31, 2017, and condensed consolidated statement of shareholders’ equity for the six month period ended August 31, 2017, have been restated for an error with regard to the accounting for stock based compensation in fiscal 2017.

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

The adjustment had no impact on the condensed consolidated statements of operations and comprehensive loss and cash flows for the three and six-month periods ended August 31, 2017.

The following table illustrates the impact of the correction to the condensed consolidated balance sheets:

	As at February 28, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(11,937,803)	4,700,000	(7,237,803)

	As at August, 2017
	As previously reported	Adjustment	Restated
Common stock issuable	5,500,000	(4,700,000)	800,000
Accumulated deficit	(15,636,857)	4,700,000	(10,936,857)

The following table illustrates the impact of the correction on the condensed consolidated statement of shareholders’ equity:

	Six month period ended August 31, 2017
	As previously reported	Adjustment	Restated
Accumulated deficit at Feb 28, 2017	(11,937,803)	4,700,000	(7,237,803)
Accumulated deficit at August 31, 2017	(15,636,857)	4,700,000	(10,936,857)
Common stock issuable	5,500,000	(4,700,000)	800,000

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

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, as at August 31, 2017, the officer’s entitlement to 1,000,000 shares with a fair value of $800,000 (note 2), in aggregate, have vested. The performance conditions for the remaining 3,000,000 shares of common stock are not considered probable, therefore the stock based compensation expense associated with the grant has not been recognized .

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

Note  7 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and the notes thereto included in our most recent Amended Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission, or the SEC, on January 12, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.  (Restated)

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2017.

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

ITEM 1A. RISK FACTORS.  (Restated)

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under "Risk Factors" in our Amended Annual Report on Form 10-K/A, filed on January 12, 2018 .

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.  (Restated)

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
4.1	Form of Common Stock Subscription Agreement	8-K	000-54768	May 5, 2017	10.1
4.2	Form of Warrant	10-Q	000-54768	July 14, 2017	4.2
4.3*	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.3
4.4*	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.4
4.5*	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.5
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

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

