Form 10-Q
period 2017-11-30
Loop Industries, Inc.
filed 2018-01-12
CIK 1504678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

FOR THE PERIOD ENDED November 30, 2017

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” “Loop” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market and market trends, and our prior restatement’s quantitative effects and the effectiveness of our internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under "Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Amended Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2018 and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q, as amended to date, or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control, (viii) the development of our manufacturing facility, (ix) the risk that additional information may arise from our and our audit committee’s internal review following the restatement, (x) the risk that the process of preparing and auditing the restated financial statements or other subsequent events would require us to make additional adjustments and the time and effort required to complete the restatement of its financial statements, (xi) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xii) our responses to potential comments from the Securities and Exchange Commission (“SEC”), (xiii) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (xiv) other factors discussed in our filings with the SEC.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and nine months ended November 30, 2017

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As at
	November 30,	February 28,
	2017	2017

Assets
Current Assets
Cash	$3,400,973	$916,487
Restricted cash	38,795	-
Valued added tax and other receivables	148,905	259,297
Prepayments	15,518	-
Total current assets	3,604,191	1,175,784

Property and Equipment, net of accumulated depreciation of $734,699 and $497,244, respectively	1,659,781	1,566,969

Intellectual Property, net of accumulated amortization of $184,734 and $137,050, respectively	260,316	308,000
Total assets	$5,524,288	$3,050,753

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,162,216	$161,536
Accrued officer compensation	-	360,000
Advance from majority stockholder	72,880	391,695
Total current liabilities	1,235,096	913,231

Commitments and Contingencies

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 32,807,137 and 31,451,973 shares issued and outstanding, respectively	3,281	3,146
Additional paid-in capital	21,275,564	8,723,390
Common stock issuable, 1,000,000 shares at November 30 and February 28, 2017	800,000	800,000
Accumulated deficit	(17,640,510)	(7,237,803)
Accumulated other comprehensive loss	(149,143)	(151,211)
Total stockholders' equity	4,289,192	2,137,522
Total liabilities and stockholders' equity	$5,524,288	$3,050,753

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses -
Research and development	3,894,454	368,403	5,341,763	1,217,600
General and administrative	2,720,078	277,951	4,691,294	1,034,007
Depreciation and amortization	98,755	102,244	281,016	290,396
Foreign exchange loss (gain)	(9,634)	809	88,634	(2,880)
Total operating expenses	6,703,653	749,407	10,402,707	2,539,123

Net Loss	(6,703,653)	(749,407)	(10,402,707)	(2,539,123)

Other comprehensive gain (loss) -
Foreign currency translation adjustment	155,354	(18,488)	(2,068)	(42,846)
Comprehensive Loss	$(6,548,299)	$(767,895)	$(10,404,775)	$(2,581,969)

Loss per share
- Basic and Diluted	$(0.20)	$(0.02)	$(0.32)	$(0.08)

Weighted average common shares outstanding
- Basic and Diluted	32,793,181	31,390,807	32,183,343	31,001,702

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended November 30, 2017

(Unaudited)

								Accumulated
	Common stock		Preferred stock					Other
	par value $0.0001		par value $0.0001		Additional	Common		Comprehensive	Total
	Number of		Number of		Paid-in	Stock	Accumulated	Income	Stockholders'
	Shares	Amount	shares	Amount	Capital	Issuable	Deficit	(Loss)	Equity
Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$614,001	$(3,123,802)	$5,931	$1,417,478

Issuance of common shares for cash	1,275,340	128			3,825,888				3,826,016
Reclass. of common shares issuable to shares outstanding	204,667	20			613,981	(614,001)			-
Fair value of Warrants issued for services					135,673				135,673
Cancellation of shares issued for services and as a settlement	(200,000)	(20)			20				-
Issuance of common shares upon exercise of warrants for cash	200,000	20			159,980				160,000
Issuance of shares for services	23,166	2			69,496				69,498
Issuance of shares upon cash-less exercise of warrants	38,000	4			(4)				-
Fair value of issuable shares for services-officer						800,000			800,000
Foreign currency translation								(157,142)	(157,142)
Net loss							(4,114,001)		(4,114,001)

Balance, February 28, 2017	31,451,973	3,146	1	-	8,723,390	800,000	(7,237,803)	(151,211)	2,137,522

Issuance of common shares for cash	1,141,394	114			6,114,610				6,114,724
Fair value of warrants issued for services					5,235,253				5,235,253
Fair value of restricted stock units issued for services					88,664				88,664
Issuance of shares upon exercise of warrants for cash	193,770	19			1,162,997				1,163,016
Issuance of shares upon cash-less exercise of warrants	20,000	2			(2)				-
Share issuance costs					(49,348)				(49,348)
Foreign currency translation								2,068	2,068
Net loss							(10,402,707)		(10,402,707)

Balance, November 30, 2017	32,807,137	$3,281	1	$-	$21,275,564	$800,000	$(17,640,510)	$(149,143)	$4,289,192

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended November 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(10,402,707)	$(2,539,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	233,332	242,712
Amortization expense	47,684	47,684
Fair value of warrants issued for services	5,235,253	106,053
Fair value of restricted stock units issued for services	88,664	-
Changes in operating assets and liabilities:
Valued added tax and other receivables	(2,831)	89,427
Prepayments	(15,518)	36,129
Accounts payable and accrued liabilities	1,000,680	(196,813)
Accrued officer compensation	(360,000)	135,000
Net Cash Used in Operating Activities	(4,175,443)	(2,078,931)

Cash Flows from Investing Activities
Purchases of property and equipment	(273,550)	(412,921)
Net Cash Used in Investing Activities	(273,550)	(412,921)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs (note 7)	7,228,393	3,826,016
Repayment of advances from majority stockholder	(205,592)	(132,044)
Net Cash Provided by Financing Activities	7,022,801	3,693,972

Effect of exchange rate changes	(50,527)	(26,307)
Net Change in Cash and Restricted Cash	2,523,281	1,175,813

Cash and Restricted Cash - beginning of period	916,487	422,586

Cash and Restricted Cash - end of period	$3,439,768	1,598,399
Comprises of:
Cash	3,400,973	1,598,399
Restricted cash	38,795	-
	3,439,768	1,598,399

Supplemental disclosure of cash flow information:
Income tax paid	$-	$-

Non Cash Financing and Investing Activities
Reclass of value added tax and other receivables to advances from majority stockholder	$113,223	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine months ended November 30, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – The Company and Basis of Presentation

The Company

Loop Industries, Inc. (the Company) was incorporated on March 11, 2010 under the laws of the State of Nevada, under the name “Radikal Phones Inc.” We changed our name to “First American Group Inc.” on October 7, 2010, and then we subsequently changed our name to, “Loop Industries, Inc.”, effective July 21, 2015.

On June 29, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, and the holders of common stock of Loop Holdings, Inc. (“Loop Holdings”). Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 23,257,500 shares of common stock in consideration for all the issued and outstanding shares in Loop Holdings. The effect of the issuance was that Loop Holdings shareholders held approximately 78.1% of the issued and outstanding shares of common stock of the Company upon consummation of the Share Exchange Agreement.

Pursuant to a Stock Redemption Agreement dated June 29, 2015 entered into commensurate with the share exchange, the Company redeemed 25,000,000 shares of First American Group common stock from two stockholders’ for an aggregate redemption price of $16,000.

As the former owners and management of the Company had voting and operating control of the Company after the share exchange, the transaction has been accounted for as a recapitalization with Loop Holdings deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. No step-up in basis or intangible assets or goodwill was recorded and the aggregate cost of $60,571 representing the net liabilities assumed of $35,243, $16,000 cost of the redeemed shares and closing costs of $9,328 has been reflected as a cost of the transaction. The consolidated financial statements reflect the historical results of the Company prior to the Share Exchange, and that of the combined company following the Share Exchange.

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

On May 24, 2016, 9449507 Canada Inc. was incorporated to carry on the Company’s depolymerization business. On November 11, 2016, the shares of 9449507 Canada Inc., which were wholly owned by Mr. Solomita, were transferred to Loop Industries, Inc. On December 23, 2016, 9449507 Canada Inc. changed its legal name to Loop Canada Inc. On December 31, 2016, all employees, assets, liabilities, and operations pertaining to the Company’s depolymerization business, were transferred to Loop Canada Inc. from 8198381 Canada Inc., a company wholly owned by Mr. Solomita.

On March 9, 2017, Loop Holdings, a wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving entity as a result of the merger.

On September 1, 2017, 9449710 Canada Inc. was incorporated, to assist in the depolymerisation business, and is a wholly-owned subsidiary of Loop Canada Inc.

On November 20, 2017, Loop Industries Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP”.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet information as of February 28, 2017 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2017, which is included in Item 8 of the Company’s 2017 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on January 12, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has no recurring source of revenue and during the nine months ended November 30, 2017, the Company incurred a net loss of $10,402,707 and used cash in operations of $4,175,443. As of November 30, 2017, the Company had cash on hand of $3,400,973 and stockholders’ equity of $4,289,192.

Subsequent to November 30, 2017 and as more fully explained in note 8 – Subsequent Events, the Board approved the issuance of up to 1,100,000 shares of the common stock of the Company at $12.00 per share. At January 11, 2018, the Company had sold 612,667shares for aggregate gross proceeds of $7.4 million. As a result, management estimates that the current funds on hand will be sufficient to continue operations for the next twelve months. Management may consider seeking additional funds, primarily through the issuance of debt and equity securities for cash to advance the development of our projects to the point at which they will become commercially viable.

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

The following table summarizes the exchange rates used:

	Nine Months Ended November 30,
	2017	2016
Period end Canadian $: US Dollar exchange rate	$0.78	$0.74
Average period Canadian $: US Dollar exchange rate	$0.77	$0.77

Restricted cash

In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. Management adopted this ASU beginning March 1, 2017. All prior periods have been adjusted to conform to the current period presentation, which resulted in no changes to the statement of cash flows for the nine months ended November 30, 2016.

As at November 30, 2017, the Company’s restricted cash consists of term deposits, held as collateral for the revolving credit facility (Note 5).

Value added tax, tax credits and other receivables

The Company is registered for the Canadian Federal and Provincial Goods and Services Taxes. As a registrant, the company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at the Balance Sheet date of November 30 and February 28, 2017, the computed net recoverable sale taxes amounted to $128,905 and $198,830, respectively.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded amounted to $3,894,454 and $368,403 for the three months ended November 30, 2017 and 2016, respectively, and to $5,341,763 and $1,217,600 for the nine months ended November 30, 2017 and 2016, respectively. Research and development costs are net of $4,472 of grants received and research and development tax credit of $127,713 claimed during the period ended November 30, 2017.

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

For the three and nine months ended November 30, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. The potentially dilutive securities consisted of 1,000,000 common shares issuable, 2,684,582 outstanding warrants and 34,102 outstanding restricted stock units as of November 30, 2017 and 2,035,004 outstanding warrants as of November 30, 2016.

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

The Company accounts for stock compensation in accordance with ASC Subtopic 718-10. Stock compensation expense for a given warrant is recognized over the requisite service period. The Company accounts for forfeitures on share-based payments by recognizing forfeiture awards as they occur

The Company determines the fair value of restricted stock units awarded to employees and directors based on the closing market price of the Company's common stock on the date of grant.

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

Note 3 – Property and Equipment

	Estimated
	Useful	November 30,	February 28,
	Life	2017	2017
	(years)

Machinery and Equipment	5 - 7	$1,845,256	$1,590,187
Office equipment and furniture	5 - 8	166,877	131,607
Leasehold improvements	3	382,347	342,419

		2,394,480	2,064,213
Less: accumulated depreciation		(734,699)	(497,244)
Property and equipment, net		$1,659,781	$1,566,969

Depreciation expense amounted to $82,859 and $86,349 for the three months ended November 30, 2017 and 2016, respectively and to $233,332 and $242,712 for the nine months ended November 30, 2017 and 2016, respectively.

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

As of November 30, 2017, the Company is still in its test pilot program, none of the Milestones have been met, and accordingly no additional payments have been made.

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

As of November 30, 2017, the Company has not made any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense amounted to $15,895 and $15,895 for the three months ended November 30, 2017 and 2016, respectively and to $47,684 and $47,684 for the nine months ended November 30, 2017 and 2016, respectively.

Note 5 – Credit facility

On September 12, 2017, the Company entered into a credit facility consisting of a CDN$50,000 credit card facility, secured by a CDN$50,000 Guaranteed Investment Certificate bearing interest at 0.45%, annually, maturing on October 1, 2018.

Note 6 – Related Party Transactions

Advances from Major Shareholder

Mr. Daniel Solomita, the Company’s major stockholder and CEO, or companies controlled by him, previously made advances to the Company. The advances were unsecured, non-interest bearing with no formal terms of repayment. During the period ended November 30, 2017, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $249,762 and netted against the advances an aggregate amount of $113,223 representing value added taxes and other receivables owed to Mr. Solomita. The amounts due to these entities as of February 28, 2017 were $391,695.

Employment Agreement and Accrued Compensation due to Major Shareholder

The Company entered into an employment agreement with Daniel Solomita, the Company’s President and Chief Executive Officer for an indefinite term. During the term, the officer shall receive monthly salary of $15,000. Compensation expense under this agreement for the nine month period ended November 30, 2017 and 2016 amounted to $135,000. As at February 28, 2017, accrued compensation $360,000 was due to Mr. Solomita. As at November 30, 2017, the total accrued compensation due to Mr. Solomita was paid.

In addition, as previously disclosed, the Company agreed to grant the Mr. Solomita 4 million shares of the Company’s common stock, if certain milestones were met.

Effective April 10, 2017, the Company achieved the first milestone by becoming qualified to trade on the OTCQX and began trading that same date. Therefore, management determined it was probable that the first performance condition would be achieved at February 28, 2017 and the officer’s entitlement to 1,000,000 shares with a fair value of $800,000, in aggregate, had vested. The performance conditions for the remaining 3,000,000 shares of common stock are not considered probable therefore the stock based compensation expense associated with the grant has not been recognized.

Note 7 – Stockholders’ Equity

Common Stock

On May 4, 2017, the Board of Directors approved the issuance and sale of 1,123,266 common shares of the Company’s common stock, par value $0.0001 per share at an offering price of $5.25 per share, for gross proceeds of $5,897,188.

On September 7, 2017, the Board of Directors approved the issuance and sale of 18,128 common shares of the Company’s common stock, par value $0.0001 per share at an offering price of $12.00 per share, for gross proceeds of $217,536. In addition, the Company reclassified the stock subscriptions in the amount of $54,780, in aggregate, to common stock and paid-in capital.

The shares issued to investors were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the private offering safe harbor provision of Rule 506 Regulation D.

Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were reserved for issuance under the Plan with an automatic share reserve increase, as defined in the Plan, effective commencing March 1, 2018. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the option will not exceed 5 years.

Stock Options

On October 19, 2017, the Company’s former Chief Financial Officer, terminated her employment and pursuant to the separation agreement of October 25, 2017, forfeited all vested and unvested warrants, being 100,000 vested and 450,000 unvested warrants. All requisite services were rendered for stock compensation costs recognized, amounting to $505,986, until the date of termination. The warrants were originally granted on April 3, 2017 with an exercise price of $5.25 and had an aggregate fair value of $2,524,995, as determined by a Black-Scholes option pricing model.

On November 8, 2017, the Company issued to its new Chief Financial Officer, Mr. Frank Zitella, under the Plan, a warrant to purchase up to 200,000 shares of common stock at an exercise price $13.89 per share, which vests in 1/3 increments over a period of three years, commencing on November 8, 2018, and having a contractual life of 10 years. This warrant has a grant date fair value of $1,928,840 as determined by a Black Scholes option pricing model and will be amortized over the vesting period. In addition, the Company issued to its Chief Financial Officer a warrant to purchase up to 80,000 additional shares of common stock at an exercise price of $13.89 that will vest when certain milestones are achieved. This warrant has a grand date fair value of $771,536 as determined by a Black Scholes option pricing model and amortization will commence when it is probable that the milestones will be achieved.

The warrants grant date fair value were determined by a Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.10%
Expected dividend yield	0%
Expected volatility	80%
Expected life	6 years

During the three months ended August 31, 2017, the Company issued three warrants to two employees, not covered under the Plan, to purchase up to 530,000 shares of common stock, in aggregate, at an exercise price of $5.25 per share. The warrants to purchase up to an aggregate of 100,000 and 380,000 shares of common stock, respectively, each vest quarterly in equal amounts over 24 and 48 months, respectively, beginning on July 24, 2017 and June 13, 2017, respectively, and each have a contractual life of 10 years. These warrants collectively have a grant date fair value of $4,786,142 as determined by a Black Scholes option pricing model and will be amortized over the vesting period. In addition, a warrant to purchase up to 50,000 additional shares of our common stock will vest when certain milestones are achieved. This warrant had a grant date fair value of $479,885 as determined by a Black Scholes option pricing model and amortization will commence when it is probable that the milestones will be achieved.

The warrants grant date fair value were determined by a Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.46 to 1.74%
Expected dividend yield	0%
Expected volatility	82 to 94%
Expected life	3 to 5 years

During the three months ended November 30, 2017, the Company issued three warrants to three employees, under the Plan, to purchase up to 950,000 shares of common stock, in aggregate, at exercise prices ranging from $12.00 to $13.49 per share. The warrants to purchase up to an aggregate of 950,000 shares of common stock vest 200,000 and 100,000 warrants immediately, respectively, and, the balance, monthly in equal amounts over 60 and 24 months, respectively, beginning September 14, 2017 and October 16, 2017, respectively, and each have a contractual life of 10 years. These warrants collectively have a grant date fair value of $10,412,575, in aggregate, as determined by a Black Scholes option pricing model and will be amortized over the vesting period.

The warrants grant date fair value were determined by a Black Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.50 to 2.15%
Expected dividend yield	0%
Expected volatility	80 to 94%
Expected life	3 to 6 years

During the period ended August 31, 2017, the Company amended the terms of warrants to purchase up to 702,081 shares of our common stock which were originally issued on December 1, 2015 to three employees. The amendment extended the expiry date of the warrants to November 30, 2025 from November 30, 2017. As a result of the modification, we recognized additional compensation expense of $63,677.

Amortization of these costs amounted to $4,314,880 and $32,348 for the three months period ended November 30, 2017 and 2016, respectively, and to $5,235,253 and $106,053 for the nine months period ended November 30, 2017 and 2016, respectively, and are included in operating expenses. As of November 30, 2017 and 2016, the unamortized balance of these costs was $15,844,331 and $424,142. The aggregate intrinsic value of the warrants outstanding as of November 30, 2017 was $20,251,990 calculated as the difference between the closing market price of $14.70 and the exercise price of the Company’s warrants as of November 30, 2017.

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance, February 28, 2017	1,647,670	$0.80 to $6.00	$2.91

Granted	2,310,000	$5.25 to $13.89	$9.23

Forfeited	(515,418)	$0.80 to $5.25	$4.95

Exercised	(213,770)	$0.80 to $6.00	$5.52

Expired	(543,900)	$5.25 to $6.00	$5.86

Balance, November 30, 2017	2,684,582	$0.80 to $13.89	$7.16

Earned and exercisable, November 30, 2017	966,250	$0.80 to $13.49	$4.90

Unvested, November 30, 2017	1,718,332	$0.80 to $13.89	$8.42

As at November 30, 2017, 20,000 shares of the Company’s common stock were issued as a result of a cashless exercise of 22,919 warrants with an exercise price of $0.80 and a fair value of $0.55. In addition, the Company issued 193,770 shares of its common stock upon the exercise of warrants at an offering price of $6.00 per share, resulting in proceeds of $1,163,016.

The following table summarizes information concerning outstanding and exercisable warrants as of November 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.80	912,082	6.21	$0.80	594,582	6.32	$0.80
$3.00	12,500	0.50	$3.00	12,500	0.50	$3.00
$5.25	530,000	9.74	$5.25	36,250	9.74	$5.25
$12.00	700,000	9.79	$12.00	216,668	9.79	$12.00
$13.49	250,000	9.88	$13.49	106,250	9.88	$13.49
$13.89	280,000	9.94	$13.89	-	-	$-
Total	2,684,582			966,250

Restricted Stock Units

During the period ended November 30, 2017, the Company issued, under the Plan, four restricted stock unit awards to directors of the Company to purchase up to 34,102 shares of common stock, in aggregate. The restricted stock units vest upon completion of services, on May 31, 2018. These restricted stock units have a grant date fair value of $443,326, based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period in which the restricted stock rights holder will not participate. The weighted average grant date fair value of the restricted stock units is $13.00 and no dividends are expected during the vesting period.

Amortization of these costs amounted to $88,665 for the three months period ended November 30, 2017, and are included in operating expenses. As of November 30, 2017, the unamortized balance of these costs was $354,661.

Note 8 – Subsequent Events

Common Stock

On January 9, 2018, the Board of Directors approved plans to issue and sell in a private placement up to 1,100,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at an offering price of $12.00 per share and to issue warrants to investors to purchase up to a number of shares of Common Stock equal to 25% of the Shares purchased (the “Private Placement”).

At January 11, 2018, the Company had sold 612,667 Shares and 104,167 warrants for gross proceeds of $7.4 million.

In connection with the Private Placement, the Company agreed to file a registration statement to register the Shares (the “Resale Registration Statement”). The warrants will only vest if the Company does not file the Resale Registration Statement covering the shares sold in the Private Placement within 60 days of the closing of the Private Placement. The Company also granted holders of the Shares piggyback registration rights for certain registration statements. Additionally, for a period of 90 days following the closing of the Private Placement, in the event the Company issues shares of common stock or any securities of the Company that would entitle the holder thereof to acquire common stock for a consideration per share less than $12.00 per share (subject to certain customary exceptions, including but not limited to issuances pursuant to existing equity incentive plans and strategic partnerships or relationships), certain investors would be entitled to additional shares of common stock equal to the quotient of the aggregate price paid by the investor for the total number of shares purchased divided by the price per share that was issued for consideration per share less than $12.00 per share less the number of shares purchased by such investor in the Private Placement.

The Shares and warrants were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the private offering safe harbor provision of Rule 506 Regulation D, Section 4(a)(2) of the Act or Regulation S.

Promise to Purchase a Land and Building

On December 11, 2017, the Company entered into a promise to purchase land and building for consideration of $2,153,123, in aggregate. An amount of $77,590, was deposited in escrow on the date of the agreement. Subject to satisfactory due diligence, in its sole discretion, the Company has until February 9, 2018 to proceed to the execution of the deed of sale.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified in the “Risk Factors” section of our most recent Amended Annual Report on Form 10-K/A and refer to the Cautionary Note Regarding Forward-Looking Statements on page 1.

Introduction

Loop Industries, Inc. (the “Company”, “Loop”) is an innovative technology company focused on sustainability. Our mission is to accelerate the world’s shift toward sustainable plastic and away from its dependence on fossil fuels, essentially enabling a truly circular economy.

Our patented, FDA approved technology decouples plastic from fossil fuels, depolymerizing waste PET plastic and polyester fiber into its base building blocks; purified terephthalic acid and mono ethylene glycol. The resulting monomers are then polymerized into virgin-quality PET plastic used in food-grade plastic packaging such as water and soda bottles and polyester fiber for textile applications.

Loop’s technology allows for low value and no value waste PET plastic and polyester fibers such as carpets and clothing to be upcycled into high value PET/Polyester packaging for consumer goods companies. Our zero energy depolymerization technology specifically targets PET/Polyester allowing for the removal of all waste impurities, such as colors/dyes, labels and non-PET plastic waste.

Plan of Operation

During the last three years we have positioned Loop to be a leader in sustainability and the circular economy. We built our pilot plant in Terrebonne, Canada to optimize and showcase our proprietary depolymerization technology. We are currently expanding our pilot plant to increase capacity as we begin our next phase of commercialization.

We are focused on commercialization of our technology through a hybrid revenue model consisting of licensing our technology to world class multinational supply chain management companies to manufacture Loop™ branded PET resin, and we may also participate with an equity interest in the manufacturing partnerships and/or joint-ventures. We believe this model will position Loop  to ramp up commercial operations more rapidly in order to satisfy demand for sustainable plastics from global consumer brands and achieve meaningful substitution of oil based PET resins. We believe this model will also allow us to partner with others and ramp up capital intensive manufacturing operations to commercialize our technology without having to raise significant new capital and incur resulting significant equity dilution.

The company plans to negotiate take or pay contracts with global consumer goods companies for the sale of Loop™ PET resin. Loop will continue to create brand value for Loop™ PET resin, by leveraging the global consumer goods company’s marketing and branding initiatives.

We plan to allocate capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our Loop brand value. Our research and development innovation hub in Terrebonne, Canada will continue optimizing our current technology as well as innovate into new areas of sustainability. We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture.

On November 20, 2017, our securities began trading on The NASDAQ Global Market, under the trading symbol “LOOP”, which we believe will provide the Company heightened exposure with a global audience and greater access to capital.

Results of Operations

The following tables summarize our operating results.

	Three months ended		Change
	November 30,		2017 vs 2016
	2017	2016	$	%

Revenue	$-	$-	$-	-

Operating Expenses -
Research and development	3,894,454	368,403	3,526,051	957%
General and administrative	2,720,078	277,951	2,442,127	879%
Depreciation and amortization	98,755	102,244	(3,490)	-3%
Foreign exchange loss (gain)	(9,634)	809	(10,443)	-1291%
Total operating expenses	6,703,653	749,407	5,954,246	795%

Net Loss, before the undernoted	$(6,703,653)	$(749,407)	$(5,954,246)	795%

Adjusted for Share Based Compensation:
Non-recurring	$3,230,910	$-	$3,230,910	-
Ongoing	1,172,635	40,149	1,132,486	2821%
Total Share Based Compensation	$4,403,545	$40,149	$4,363,396	10868%

Adjusted Net Loss	$(2,300,108)	$(709,258)	$(1,590,850)	224%

Adjusted Operating Expenses	$2,300,108	$709,258	$1,590,850	224%

Adjusted Operating Expenses exclude Share Based Compensation amounts.

	Nine months ended		Change
	November 30,		2017 vs 2016
	2017	2016	$	%

Revenue	$-	$-	$-	-

Operating Expenses -
Research and development	5,341,763	1,217,600	4,124,163	339%
General and administrative	4,691,294	1,034,007	3,657,287	354%
Depreciation and amortization	281,016	290,396	(9,380)	-3%
Foreign exchange loss (gain)	88,634	(2,880)	91,514	-3178%
Total operating expenses	10,402,707	2,539,123	7,863,584	310%

Net Loss, before the undernoted	$(10,402,707)	$(2,539,123)	$(7,863,584)	310%

Adjusted for Share Based Compensation:
One-time	$3,230,910	$-	$3,230,910	-
Ongoing	2,093,007	106,053	1,986,954	1874%
Total Share Based Compensation	$5,323,917	$106,053	$5,217,864	4920%

Adjusted Net Loss	$(5,078,790)	$(2,433,070)	$(2,645,720)	109%

Adjusted Operating Expenses	$5,078,790	$2,433,070	$2,645,720	109%

Adjusted Operating Expenses exclude Share Based Compensation amounts.

Operating expenses for the three and nine month period ended November 30, 2017 were $6.7 million and $10.4 million, respectively, an increase of $6.0 million and $7.9 million, compared to the same periods in 2016. Increases in both the three and nine month periods over the prior year is partially attributable to non-cash stock compensation of $4.4 million and $5.2 million, respectively.

Research and development expenses for the three and nine month period ended November 30, 2017 were $3.9 million and $5.3 million, respectively, representing an increase of $3.5 million and $4.1 million, respectively.

The increase in research and development expenses for the three month period was primarily attributable to an increase in non-cash stock compensation of $2.9 million, design and planning costs of $0.4 million incurred in connection with our Terrebonne Pilot Plant, and an increase in staff costs of $0.1 million. Of the $2.9 million stock compensation increase, $2.3 million was recorded in the quarter ended November 30, 2017 as the stock options were fully vested on grant date and the remaining amount, $0.6 million, represents amounts recorded over the requisite vesting service period.

The increase in research and development expenses for the nine month period ended November 30, 2017 was primarily due to an increase in non-cash stock compensation of $3.1 million, costs incurred to enhance our Terrebonne Pilot Plant of $0.9 million, and an increase in staff costs of $0.4 million. Of the $3.1 million stock compensation increase, $2.3 million was recorded in the nine month period ended November 30, 2017 as the stock options were fully vested on grant date and the remaining amount, $0.8 million, represents amounts recorded over the requisite vesting service period.

General and administrative expenses for the three and nine month period ended November 30, 2017 were $2.7 million and $4.7 million, respectively, an increase of $2.4 million and $3.7 million, respectively.

The increase in general and administrative expenses for the three month period was primarily attributable to an increase in non-cash stock compensation of $1.5 million, an increase in legal and accounting fees of $0.4 million, an increase in staff costs of $0.3 million and NASDAQ initial filing fees of $0.1 million. Of the $1.5 million stock compensation increase, $0.9 million was recorded in the quarter ended November 30, 2017 as the stock options were fully vested on grant date and the remaining amount, $0.6 million, represents amounts recorded over the requisite vesting service period.

The increase in general and administrative expenses for the nine month period ended November 30, 2017 was primarily due to an increase in non-cash time-based stock compensation of $2.1 million which includes $0.5 million stock compensation for the former CFO, an increase in legal and accounting fees of $0.6 million, an increase in staff costs of $0.6 million, and NASDAQ initial filing fees of $0.2 million. Of the $2.1 million stock compensation increase, $0.9 million was recorded in the nine month period ended November 30, 2017 as the stock options were fully vested on grant date and the remaining amount, $1.2 million, represents amounts recorded over the requisite vesting service period.

Liquidity and Capital Resources

As reflected in the accompanying unaudited interim condensed consolidated financial statements, we have no recurring source of revenue and during the nine months ended November 30, 2017, we incurred a net loss of $10.4 million and used cash in operations of $4.2 million. As of November 30, 2017, we had cash on hand of $3.4 million and stockholders’ equity of $4.3 million.

On January 9, 2018, the Board approved the issuance of up to 1,100,000 common shares at an offering price of $12.00. At January 11, 2018, the Company had sold 612,667 shares for gross aggregate proceeds of $7.4 million. As a result, management estimates that funds on hand will be sufficient to continue operations during the next twelve months.

Management may consider seeking additional funds in the future, primarily through the issuance of debt and equity securities for cash to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company could obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Off-Balance Sheet Arrangements

As of November 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2017.

Changes in Internal Control over Financial Reporting

In light of the restatement to our fiscal 2017 consolidated financial statements, our Chief Executive Officer and Chief Financial Officer have re-evaluated our internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective at February 28, 2017. Furthermore, the CEO and CFO have determined that at May 31, 2017, August 31, 2017 and November 30, 2017, our internal control over financial reporting were not effective. The material weakness that existed on those dates are described in Part II, Item 9A – Controls and Procedures in our most recent Amended Annual Report on Form 10-K/A, filed on January 12, 2018. We are committed to remediating our material weaknesses as promptly as possible. Implementation of our remediation plans has commenced and is being overseen by the Audit Committee.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We appointed additional independent members with public company board experience to our board of directors,

•	We established an audit committee

•	We engaged a third-party Sarbanes-Oxley consultant to assist in addressing controls and process gaps

•	We added staff to our finance team, and outsourced to third party the assessment of certain complex transactions under US GAAP

•	We developed and communicated a series of corporate policies, including the Whistle-Blower Policy, Insider Trading Policy, Global Anti-Corruption Policy and Related Party Transaction policy

•	On October 8, 2017, we hired a General Counsel to the management team, and

•	On November 8, 2017, we hired a Chief Financial Officer with public company experience

We believe that the measures described above will strengthen our internal control over financial reporting. We expect that our efforts, including design, implementation and testing will continue throughout fiscal year 2018.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. As of November 30, 2017, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

ITEM 1A. RISK FACTORS.

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2017, filed on May 30, 2017, as amended by Amendment No. 1 thereto on Form 10-K/A, filed on January 12, 2018, and our Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, filed on October 11, 2017, as amended by Amendment No.1 thereto on Form 10-Q/A filed on January 12, 2018, and in our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2017, we sold to accredited investors an aggregate of 18,128 shares of its common stock, par value $0.0001 per share (the "Shares") for an aggregate purchase price of approximately $0.2 million in a private placement offering (the "Private Placement").

The net proceeds of the Private Placement are expected to be used as general working capital of the Company.

For these unregistered sales, we relied on the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the purchasers relative to their accreditation and/or sophistication and/or their relationship to the company (directors and officers), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the purchasers.

A copy of the form of Common Stock Subscription Agreement is attached as Exhibit 10.4 to this report and is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws	S-1	333-171091	Dec 10, 2010	3.2
4.1	Form of 2015A Warrant			Filed herewith
4.2	Form of 2015B Warrant			Filed herewith
4.3	Form of 2017 Warrant			Filed herewith
10.1	Employment Agreement, dated March 17, 2017, by and between D. Jennifer Rhee and Loop Industries, Inc.	10-Q	000-54768	July 14, 2017	10.2
10.2	Separation Agreement, dated October 25, 2017, by and between D. Jennifer Rhee and Loop Industries, Inc.	8-K	000-54768	October 25, 2017	10.1
10.3	Employment Agreement, dated October 20, 2017 by and between Frank Zitella and Loop Canada, Inc.			Filed herewith
10.4	Form of Common Stock Subscription Agreement			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

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

