Form 10-K
period 2018-02-28
Loop Industries, Inc.
filed 2018-05-14
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-54768

Loop Industries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand Poitras Terrebonne, Québec, Canada J6Y 1Y4

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As at August 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $205,031,180. As at May 4, 2018, there were 33,769,909 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III shall be incorporated by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2018 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The registrant was previously a “smaller reporting company” under applicable Securities and Exchange Commission rules and regulations. As of the August 31, 2017 determination date, the registrant met the definition of an “accelerated filer.” In accordance with SEC Release No. 33-8876, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The registrant will be transitioning to the disclosure requirements applicable to accelerated filers beginning with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending May 31, 2018.

2

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control, (viii) our ability to remedy our material weaknesses in internal control over financial reporting, (ix) our ability to continue as a going concern, (x) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xi) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (xii) other factors discussed in our subsequent filings with the SEC.

Management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as at the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as at the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 1. BUSINESS

Overview

Loop Industries, Inc. (“we”, “us”, “our”, the “Company” or “Loop”) is an innovative technology company focused on sustainability. Our mission is to accelerate the world’s shift toward sustainable plastic and away from its dependence on fossil fuels, essentially enabling a truly circular economy.

Loop’s patented technology decouples the production of PET/Polyester plastic from fossil fuels by depolymerizing waste PET plastic and polyester fiber into its base building blocks. The monomers are then re-polymerized into virgin-quality PET plastic that meets FDA requirements for use in food-grade plastic packaging such as water and soda bottles. Our monomers can also be re-polymerized to produce polyester fiber for textile applications.

Our technology uses waste PET plastics such as water bottles, soda bottles, consumer packaging, carpets, polyester textiles and industrial waste as feedstock to process. These feedstocks are available through municipal triage centers, industrial recycling and landfill reclamation projects.

Loop’s technology allows for low value and no value waste PET plastics to be upcycled into high value PET packaging for consumer goods companies. Our low energy depolymerization technology specifically targets PET/Polyester plastic allowing for the removal of all impurities, such as colors/dyes, labels and all organic and inorganic waste.

Prospective Future Growth

During the last three years, we have positioned Loop to be a leader in sustainability and the circular economy. We built our pilot plant in Terrebonne, Canada to optimize and showcase our proprietary depolymerization technology. We have completed the expansion of our pilot plant to increase its capacity and demonstrate continuous operations as we begin our next phase of commercialization.

We are developing plans to commercialize our technology in collaboration with multinational supply chain management companies and to manufacture Loop™ branded PET resin.

Our goal is to negotiate contracts with global consumer goods companies for the sale of Loop™ branded resin, and enable them to achieve their timeline and stated goals for sustainability.

We are continuing to invest in further optimizing our technology and developing our organizational strength and depth. Our research and development innovation hub in Terrebonne, Canada will continue optimizing our current technology as well as innovating into new areas of sustainability.

Intellectual Property

We rely on a combination of patent and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

We have two patent groups with claims relating to our proprietary technology for depolymerization of PET.

•

The first group has an issued U.S. patent and a pending U.S. application expected to expire on or around July 2035. Internationally, the first group has an issued patent in Taiwan and pending patent applications in Argentina, members of the Gulf Cooperation Council, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, the Philippines, and South Africa, all expected to expire on or around July 2036 if granted.

•	The second group has a pending U.S. application expected to expire on or around September 2037 if granted.

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

Employees

As at May 4, 2018, we have 28 employees, all located in Terrebonne, Canada. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate History

We were originally incorporated in Nevada in March 2010 under the name Radikal Phones Inc., which was changed to First American Group Inc. in October 2010. On June 29, 2015, we completed a reverse acquisition of Loop Holdings, Inc. (“Loop Holdings”) whereby we acquired all of Loop Holdings’ issued and outstanding shares of common stock in a share exchange for approximately 78.1% of the capital stock of our Company at the time. The depolymerization business of Loop Holdings became our sole operating business. On June 22, 2015, our board of directors approved a change in the fiscal year end date from September 30 to the last day of February. On July 21, 2015, we changed our name to Loop Industries, Inc.

Loop Holdings was originally incorporated in Nevada on October 23, 2014. The depolymerization technology underlying our business was originally developed by Hatem Essaddam who sold the technology and related intellectual property rights to Loop Holdings in October 2014, pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings, and Daniel Solomita.

On May 24, 2016, 9449507 Canada Inc. was organized under the federal laws of Canada and on November 11, 2016 became a wholly-owned subsidiary of Loop Industries, Inc. following the transfer by Mr. Solomita of all of the issued and outstanding shares of common stock of 9449507 Canada Inc. to Loop Industries, Inc. On December 23, 2016, 9449507 Canada Inc. changed its legal name to Loop Canada Inc.

On December 31, 2016, 8198381 Canada Inc. entered into a purchase and sale agreement to transfer to Loop Canada Inc., all assets and liabilities it held pertaining to our business of depolymerizing plastics, including employees and operations.

On March 9, 2017, Loop Holdings, a wholly-owned subsidiary of the Company, merged with and into Loop Industries, Inc., with Loop Industries, Inc. being the surviving entity as a result of the merger.

On September 1, 2017, 9449710 Canada Inc. was incorporated, to assist in the depolymerization business, and is a wholly-owned subsidiary of Loop Canada Inc.

On November 20, 2017, Loop Industries, Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.” From October 29, 2015 through April 7, 2017, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “LLPP.” From September 26, 2012 to October 28, 2015, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “FAMG.”

Corporate Information

Our principal executive offices are located at 480 Fernand Poitras Street, Terrebonne, Québec, Canada J6Y 1Y4. Our telephone number is (450) 951-8555. Our website address is www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

RISKS RELATING TO OUR COMPANY

We have incurred net losses since inception. We expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue and may never be profitable.

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2018 was $14.0 million. We have one customer and we have earned no revenues to date. We have financed our operations primarily through private placements of our common stock and have devoted substantially all of our efforts to research and development, as well as building our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our products, obtain the regulatory approvals necessary to commercialize our products and attract additional customers. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our business was started in October 2014 with the incorporation of Loop Holdings, Inc. and the acquisition of intellectual property from Hatem Essaddam who sold the technology and related intellectual property rights to Loop Holdings in October 2014, pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings, and Daniel Solomita. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our technology. We have not yet demonstrated the ability to manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. If we are unable to attract investors to invest in our business, we may not be able to acquire additional financing through debt or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our ability to remain in business.

Our technology may not be successful in developing commercial products.

We and our potential future collaborators may spend many years and dedicate significant financial and other resources developing our technology that may never be commercialized. Our technology may never become commercialized for any of the following reasons:

•	we may not be able to secure sufficient funding to progress our technology through development and commercial validation;
•	we or our future collaborators may be unable to obtain the requisite regulatory approvals for our technology;
•	competitors may launch competing or more effective technology;
•	our technology may not be commercially successful;
•	future collaborators may be unable to fully develop and commercialize products containing our technology or may decide, for whatever reason, not to commercialize such products; and
•	we may not be successful in securing adequate patent protection in the necessary jurisdictions.

If any of these things were to occur, it could have a material adverse effect on our business and our results of operations.

If we are unable to successfully scale our manufacturing processes, we may not meet customer demand.

To be successful, we will have to successfully scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality on a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. The current manufacturing facility is a pilot plant with limited production capacity. In order to fully implement our business plan, we will need to move the operations to a larger facility, develop strategic partnerships or find other means to produce greater volumes of finished product.

Decreases in our ability to develop or apply new technology and know-how may affect our competitiveness.

Our success depends partially on our ability to improve production processes and services. We must also introduce new products and services to meet changing customer needs. If we are unable to implement better production processes or to develop new products through research and development or licensing of new technology, we may not be able to remain competitive with other manufacturers. As a result, our business, financial condition or results of operations could be adversely affected.

Disruption at, damage to or destruction of our pilot plant or facilities could impede our ability to continue innovating and refining our technological process, which would harm our business, financial condition and operating results.

Our research and development activities are performed from a single location in Terrebonne, Quebec. Our continued innovation activities rely on uninterrupted and fully functioning pilot plant. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process in a timely manner could reduce our revenues and materially harm our business.

The plastics manufacturing industry is extremely price competitive because of the commodity like nature of PET resin and its correlation to the price of crude oil. If our cost to manufacture recycled PET is not competitive with virgin PET or if the price of oil reduces significantly, it may adversely impact our ability to penetrate the market or be profitable.

The demand for recycled PET has fluctuated with the price of crude oil. If crude oil prices decline, the cost to manufacture recycled PET may become comparatively higher than the cost to manufacture virgin PET. Our ability to penetrate the market will depend in part on the cost of manufacturing virgin PET and if we do not successfully distinguish our product from those of virgin PET manufacturers our entry into the market and our ability to secure customer contracts can be adversely affected.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, the yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the high cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase.

The loss of the services of Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business.

The development of our business and the marketing of our prospective products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Mr. Daniel Solomita or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business which could adversely affect our financial results and impair our growth.

Our pilot plant continues to be modernized and we have not yet fully implemented all policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes.

We are subject to health and safety as well as environmental, zoning and any other regulatory requirements to operate our pilot plant, and as our business evolves, we, directly or indirectly through our partners or other related parties, may be subject to additional government regulations. Any failure to comply with ongoing regulatory requirements, as well as discovery of previously unknown problems, may result in, among other things, costly regulatory inspections, fines or remediation plans. If regulatory issues arise, the value of our business and our operating results may be adversely affected.

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

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, confidentiality, nondisclosure and nonuse agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

We may face costly intellectual property infringement claims, the result of which would decrease the amount of cash we would require to operate and complete our business plan.

We anticipate that, from time to time, we will receive communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against alleged infringement. If anticipated claims arise, we will evaluate their merits. Any claims of infringement brought forth by third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial costs to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could harm our business.

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and used our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights and our business could be harmed.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as at the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

As at February 28, 2017, we concluded that there were few formalized procedures around financial reporting within the Company. In the third quarter of fiscal 2018, we identified a material weakness pertaining to the accounting for stock-based compensation, which contributed to the restatement of previously issued 2017 annual consolidated financial statements and of our first and second quarter financial statements for fiscal 2018.

We have taken steps to remediate the issues that contributed to the material weaknesses and while we believe that these efforts will improve our internal control over financial reporting, the implementation of remedial measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we have taken and continue to take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there continues to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

We operate mainly through two entities, Loop Industries, Inc., which is a Nevada corporation and has a U.S. dollar functional currency, and our wholly-owned subsidiary, Loop Canada Inc. (“Loop Canada”), which is based in Terrebonne, Québec, Canada and has a Canadian dollar functional currency. Our reporting currency is the U.S. dollar.

We mainly finance our operations through the sale and issuance of shares of common stock of Loop Industries, Inc. in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies and income taxes) are denominated in Canadian dollars.

Significant fluctuations in U.S. dollar to Canadian dollar exchange rates could materially affect our result of operations, cash position and funding requirements. To the extent that fluctuations in currency exchange rates cause our results of operations to differ materially from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. As part of our risk management program, we may enter into foreign exchange forward contracts to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the variability of our operating costs and future cash flows denominated in currencies that differs from our functional currencies. We do not enter into these contracts for trading purposes or speculation, and our management believes all such contracts are entered into as hedges of underlying transactions. Nonetheless, these instruments involve costs and have risks of their own in the form of transaction costs, credit requirements and counterparty risk. If our hedging program is not successful, or if we change our hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of our common stock.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights.

RISKS ASSOCIATED WITH OUR SECURITIES

Raising additional funds may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

If we raise additional funds through equity offerings or offerings of equity-linked securities, including warrants or convertible debt securities, our existing stockholders may experience significant dilution, and the terms of such securities may include liquidation or other preferences that may adversely affect the rights of our stockholders. Debt financings, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities, including covenants limiting or restricting our ability to incur additional debt, dispose of assets or incur capital expenditures. We may also incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Trading volume in our stock can fluctuate and an active trading market for our common stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be volatile and our stockholders could incur significant investment losses.

The trading price for our common stock will be affected by a number of factors, including:

•	any change in the status of our Nasdaq listing;
•	the need for near-term financing to continue operations;
•	reported progress in our efforts to develop and commercialize our technology, relative to investor expectations;
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•	future issuances and/or sales of our securities;
•	announcements or the absence of announcements by us, or our competitors, regarding collaborations, new products, significant contracts, commercial relationships or capital commitments;
•	commencement of, or involvement in, litigation;
•	any major change in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;
•	a lack of, or limited, or negative industry or security analyst coverage;
•	uncertainty regarding our ability to secure additional cash resources with which to operate our business;
•	short-selling or similar activities by third parties; and
•	other factors described elsewhere in these Risk Factors.

As a result of these factors, our stockholders may not be able to resell their shares at, or above, their purchase price. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. Any negative change in the public’s perception of the prospects of companies in our industry could depress our stock price regardless of our results of operations. These factors may have a material adverse effect on the market price and liquidity of our common stock and affect our ability to obtain required financing.

Our President and Chief Executive Officer and Chairman of the Board of Directors, Mr. Daniel Solomita, beneficially owns a majority of our capital stock, and accordingly, has control over stockholder matters, our business and management.

As at May 4, 2018, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, beneficially owns 18,600,000 shares of common stock, or 55% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring that Mr. Solomita retains control even if his presently-held 55% of the issued and outstanding shares of our common stock is diluted to a level below a majority.

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

Though not now, we may in the future become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the company in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial results.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business and we urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On January 26, 2018, we completed the purchase of the land and building housing our pilot plant and corporate offices located at 480 Fernand Poitras, Terrebonne, Québec, Canada J6Y 1Y4. The 22,042 square foot facility includes 4,080 square feet for our executive offices and 17,962 square feet for our innovation and operational activities. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In January 2017, a claim was filed against us by two individuals, in the Los Angeles Superior Court, seeking damages for breach of contract, breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock in connection with an alleged oral agreement for consulting services.  The Company will be filing a motion for summary judgement by May 25, 2018 to dismiss all claims, which motion will be heard on August 13, 2018. The case is currently set for trial on September 12, 2018 in the Los Angeles Superior Court. Although the plaintiffs are seeking two million shares of the Company’s common stock, punitive damages and attorneys’ fees, the Company is currently unable to estimate the amount or dollar range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable.  We believe that this case lacks merit and intend to continue to defend it vigorously. We have not yet determined what effect this lawsuit will have on our financial position or results of operations as it is still in its preliminary stages.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as noted above, we are not presently a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

It is possible that we may expend financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. It is also possible that we may expend financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement for the 2018 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after February 28, 2018.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.” From October 29, 2015 through April 7, 2017, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “LLPP.” From September 26, 2012 to October 28, 2015, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “FAMG.”

The high and low closing prices of the common stock reported during each quarter of the years ended February 28, 2018 and 2017 are set in the following table. Information from November 20, 2017 through February 28, 2018 is based on the high and low closing prices of our common stock on the Nasdaq Global Market. Information from June 1, 2017 through November 17, 2017 is based on the high and low closing prices of our common stock on the OTCQX tier of the OTC Markets Group Inc. Information for all periods prior thereto is based on the high and low closing prices of our common stock on the OTCQB tier of the OTC Markets Group Inc.

	Closing Price Per Share
	High	Low
Year Ended February 28, 2018
Fourth Quarter	$18.00	$12.03
Third Quarter	$18.32	$10.98
Second Quarter	$14.45	$8.00
First Quarter	$8.99	$5.25
Year Ended February 28, 2017
Fourth Quarter	$5.40	$3.31
Third Quarter	$4.10	$3.55
Second Quarter	$6.00	$3.50
First Quarter	$4.40	$3.41

On May 4, 2018, the closing bid price on the Nasdaq Global Market for our common stock was $12.89.

Holders

As at May 4, 2018, there were 33,769,909 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 109 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219, Telephone: 1-800-937-5449.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or By-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended February 28, 2018, we:

(i)	sold 1,123,266 shares of its common stock at an offering price of $5.25 per share, resulting in gross proceeds to us of $5,897,188 pursuant to Section 4(a)(2) of the Securities Act and Rule 506 to accredited investors in the United States and pursuant to Rule 903(b)(3) of Regulation S for investors outside the United States;

(ii)

sold units consisting of 705,795 shares of its common stock and 171,917 warrants to acquire common stock at an offering price of $12.00 per share, resulting in gross proceeds to us of $8,469,536 pursuant to Section 4(a)(2) of the Securities Act and Rule 506 to accredited investors in the United States and pursuant to Rule 903(b)(3) of Regulation S for investors outside the United States;

(iii)

issued 355,020 shares of common stock ranging from $0.80 to $12.00 per share upon the exercise of warrants, resulting in proceeds to us of $1,642,016 and made pursuant to Section 4(a)(2) of the Securities Act; and

(iv)	issued 115,034 shares upon cashless exercises of 122,919 warrants.

Share issuance costs for the private placements amounted to $314,243, in aggregate, and were recorded as a reduction of the gross proceeds received.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to SEC Release No. 33-8876, we are permitted to use the scaled disclosure requirements applicable to a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, and therefore, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and any forward-looking statements should be read in conjunction with “Risk Factors” discussed elsewhere in this Report. Please refer to the Cautionary Note Regarding Forward-Looking Statements on page 4.

Introduction

Loop is an innovative technology company focused on sustainability. Our mission is to accelerate the world’s shift toward sustainable plastic and away from its dependence on fossil fuels, essentially enabling a truly circular economy.

Our patented technology decouples the production of plastic from fossil fuels by depolymerizing waste PET plastic and polyester fiber into its base building blocks. The resulting monomers are then re-polymerized into virgin-quality PET plastic that meets FDA requirements for use in food-grade plastic packaging such as water and soda bottles and polyester fiber for textile applications.

Loop’s technology allows for low value and no value waste PET plastics to be upcycled into high value PET packaging for consumer goods companies. Our low energy depolymerization technology specifically targets PET/Polyester plastic allowing for the removal of all impurities, such as colors/dyes, labels and all organic and inorganic waste.

Plan of Operation

During the last three years, we believe we have positioned Loop to be a leader in sustainability and the circular economy. We expanded and upgraded our pilot plant in Terrebonne, Canada to optimize and showcase our proprietary depolymerization technology.

We are focused on commercialization of our technology through a hybrid revenue model consisting of licensing our technology to world class multinational supply chain management companies to manufacture Loop™ branded PET resin, and we may also participate with an equity interest in the manufacturing partnerships and/or joint-ventures. We believe this model will position Loop to ramp up commercial operations more rapidly in order to satisfy demand for sustainable plastics from global consumer brands and achieve meaningful substitution of oil-based PET resins. We believe this model will also allow us to partner with others and ramp up capital intensive manufacturing operations to commercialize our technology and minimize the need to raise significant new capital and incur resulting significant equity dilution.

The company plans to negotiate take or pay contracts with global consumer goods companies for the sale of Loop™ PET resin. Loop will continue to create brand value for Loop™ PET resin, by leveraging the global consumer goods company’s marketing and branding initiatives.

We plan to allocate available capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our Loop brand value. Our research and development innovation hub in Terrebonne, Canada will continue optimizing our current technology as well as innovate into new areas of sustainability. We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture.

Results of Operations

The following table summarizes our operating results for the three-month periods ended February 28, 2018 and 2017.

	Three Months Ended February 28,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	479,816	15,000	464,816
Other research and development	873,199	221,840	651,359
Total research and development	1,353,015	236,840	1,116,175

General and administrative
Stock-based compensation	743,580	814,620	(71,040)
Other general and administrative	1,430,874	431,654	999,220
Total general and administrative	2,174,454	1,246,274	928,180

Depreciation and amortization	86,160	107,049	(20,889)
Foreign exchange loss (gain)	21,042	(15,285)	36,327
Total operating expenses	3,634,671	1,574,878	2,059,793
Net loss	$(3,634,671)	$(1,574,878)	$(2,059,793)

Fourth Quarter Ended February 28, 2018

Net loss for the three-month period ended February 28, 2018 increased $2.0 million to $3.6 million for the same period last year. The increase is primarily due to increased research and development costs of $1.1 million as well as increased general and administrative expenses of $0.9 million.

Research and development expenses for the three-month period ended February 28, 2018 amounted to $1.3 million, representing an increase of $1.1 million compared to the same period in fiscal 2017. The increase in research and development expenses was driven primarily by higher employee related expenses of $0.6 million, including $0.5 million of non-cash stock-based compensation expense, and $0.5 million of design, planning and engineering costs related to the expansion of our Terrebonne pilot plant.

General and administrative expenses for the three-month period ended February 28, 2018 increased $0.9 million to $2.1 million as compared to the same period in fiscal 2017. The increase was primarily due to higher employee related expenses of $0.9 million associated with the increased number of employees, and includes $0.7 million of non-cash stock-based compensation expense, offset by compensation expense of $0.8 million in the fourth quarter of 2017 related to the vesting of a performance-based award, as well as higher legal, consulting and accounting fees of $0.7 million related to the next phase of our commercialization, including listing fees on Nasdaq and costs associated with the Company’s compliance with Sarbanes-Oxley.

The following table summarizes our operating results for the years ended February 28, 2018 and 2017.

	Years Ended February 28,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	3,601,336	62,269	3,539,067
Other research and development	3,093,442	1,392,171	1,701,271
Total research and development	6,694,778	1,454,440	5,240,338

General and administrative
Stock-based compensation	2,945,978	873,404	2,072,574
Other general and administrative	3,919,770	1,406,877	2,512,893
Total general and administrative	6,865,748	2,280,281	4,585,467

Depreciation and amortization	367,176	397,445	(30,269)
Foreign exchange loss (gain)	109,676	(18,165)	127,841
Total operating expenses	14,037,378	4,114,001	9,923,377
Net loss	$(14,037,378)	$(4,114,001)	$(9,923,377)

Fiscal Year Ended February 28, 2018

Net loss for the year ended February 28, 2018 increased $9.9 million to $14.0 million for the same period in fiscal 2017. The increase is primarily explained by higher research and development expenses of $5.3 million and increased general and administrative expenses of $4.6 million.

Research and development expenses for year ended February 28, 2018 amounted to $6.7 million compared to $1.5 million for the same period last year, representing an increase of $5.2 million, or $1.7 million excluding stock-based compensation. The increase of $1.7 million was primarily driven by higher employee related expenses of $0.4 million as well as $1.2 million of design, planning and engineering costs related to the expansion of our Terrebonne Pilot Plant. The increase in non-cash stock-based compensation expense of $3.5 million included a non-recurring charge of $2.4 million corresponding to stock options that fully vested in the third quarter of 2018 as well as an increased expense of $1.1 million associated with grants which are expensed over the requisite vesting service period and relating to the additional number of employees.

General and administrative expenses for the year ended February 28, 2018 totaled $6.9 million compared to $2.3 million for the same period in fiscal 2017, representing an increase of $4.6 million, or $2.5 million excluding stock-based compensation. The increase of $2.5 million was primarily attributable to higher employee related expenses of $0.8 million as well as higher legal and accounting fees of $1.6 million related to the next phase of our commercialization, including listing fees on Nasdaq and costs associated with the Company’s compliance with Sarbanes-Oxley. The increase in non-cash stock-based compensation expense of $2.1 million was comprised of an expense of $0.9 million corresponding to stock options that fully vested in the third quarter of 2018 as well as non-cash stock-based compensation expense of $0.5 million for rendered services of the Company’s former CFO, and an increased expense of $1.5 million associated with grants which are expensed over the requisite vesting service period, partially offset by stock-based compensation expense of $0.8 million related to the vesting of a performance-based award in the fourth quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

At the current stage of its development, Loop is a pre-revenue company, and its ongoing operations being financed by raising new equity capital. To date, the Company has been successful in raising capital to finance its ongoing operations at successively higher valuations, reflecting investors’ belief in the potential for commercializing the Company’s branded resin and the progress made to date in implementing its business plans. As at February 28, 2018, the Company had cash on hand of $8.1 million.

Management continues to be positive about its growth strategy and is evaluating its financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of its ongoing operations.

As reflected in the accompanying consolidated financial statements, the Company has not yet begun commercial operations and does not yet have a recurring source of revenue. During the year ended February 28, 2018, the Company incurred a net loss of $14.0 million and used cash in operations of $6.4 million, which raises substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2018 and 2017 was as follows:

	Years Ended February 28
	2018	2017
Net cash used in operating activities	$(6,391,486)	$(2,833,490)
Net cash used in investing activities	(2,798,372)	(513,022)
Net cash provided by financing activities	16,504,451	3,986,016
Effect of exchange rate changes on cash	(81,367)	(145,603)
Net increase in cash	$7,233,226	$493,901

Net Cash Used in Operating Activities

During the year ended February 28, 2018, we used $6.4 million in operations compared to $2.8 million, the year prior. The increase is mainly due to increased operating expenses previously itemized as we move to the next phase of commercialization.

Net Cash Used in Investing Activities

During the year ended February 28, 2018, the Company made capital asset investments of $2.7 million, of which $2.2 million was related to the purchase of the land and building housing the Company’s pilot plant and executive offices in Terrebonne, Canada and $0.5 million in connection with the expansion of our pilot plant. We also invested $0.1 million in our intellectual property.

Net Cash Provided by Financing Activities

During the year ended February 28, 2018, we raised $15.7 million through the sale of additional common stock and the exercise of warrants. We also entered into a loan agreement with a bank for the purchase of land and the building amounting to $1.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

As at February 28, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of recorded intangible assets, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and other stock instruments.

Stock-Based Compensation

We periodically issue warrants to employees and non-employees in non-capital raising transactions for services and financing costs. We account for warrants granted to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) wherein the fair value of the award is measured on the grant date and where there are not performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition has been met.

We account for warrants granted to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock-based compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

The fair value of our warrant grants is determined using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Foreign Currency Translations and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into U.S. dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. As a result, foreign currency exchange fluctuations may impact revenue and operating expenses. The Company currently has not engaged in any currency hedging activities.

The following table summarizes the exchange rates used:

	Years Ended February 28,
	2018	2017
Period end Canadian $: US Dollar exchange rate	$0.78	$0.75
Average period Canadian $: US Dollar exchange rate	$0.78	$0.76

Expenditures are translated at the average exchange rate for the period presented.

See Notes to the consolidated financial statements included elsewhere in this Form 10-K for management’s discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to SEC Release No. 33-8876, we are permitted to use the scaled disclosure requirements applicable to a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, and therefore, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Loop Industries, Inc.

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Loop Industries Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Loop Industries Inc. and its subsidiaries as of February 28, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stakeholders’ equity and of cash flow for the year ended February 28, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and its cash flows for the year ended February 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to stock-based compensation existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the February 28, 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has yet to earn any revenues, suffers recurring losses from operations since its inception, and incurs net cash outflows from operating activities, which all raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Montréal, Quebec, Canada

May 14, 2018

We have served as the Company’s auditor since 2017.

¹ CPA auditor, CA, public accountancy Permit No. A123498

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Loop Industries, Inc.

Terrebonne, Quebec, Canada

We have audited the accompanying consolidated balance sheet of Loop Industries, Inc. and subsidiaries (“the Company”) as of February 28, 2017 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loop Industries, Inc. and subsidiaries as of February 28, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California

May 30, 2017, except Notes 5, 9, 10 and 11 are dated as of January 12, 2018

Loop Industries, Inc.

Consolidated Balance Sheets

	As at February 28,
	2018	2017

Assets
Current assets
Cash	$8,149,713	$916,487
Valued added tax and tax credits receivable	364,634	146,074
Prepaid expenses	511,573	-
Total current assets	9,025,920	1,062,561
Property, plant and equipment, net	4,036,903	1,566,969
Intangible assets, net	332,740	308,000
Total assets	$13,395,563	$2,937,530

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,983,072	$161,536
Advance from majority stockholder	-	638,472
Current portion of long-term debt	54,649	-
Total current liabilities	2,037,721	800,008
Long-term debt	1,033,777	-
Total liabilities	3,071,498	800,008

Contingencies (Note 9)

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 33,751,088 shares issued and outstanding (2017 – 31,451,973)	3,376	3,146
Additional paid-in capital	30,964,970	8,723,390
Common stock issuable, 1,000,000 shares	800,000	800,000
Accumulated deficit	(21,275,181)	(7,237,803)
Accumulated other comprehensive loss	(169,100)	(151,211)
Total stockholders' equity	10,324,065	2,137,522
Total liabilities and stockholders' equity	$13,395,563	$2,937,530

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended February 28,
	2018	2017
Revenue	$-	$-

Operating Expenses -
Research and development	6,694,778	1,454,440
General and administrative	6,865,748	2,280,281
Depreciation and amortization	367,176	397,445
Foreign exchange loss (gain)	109,676	(18,165)
Total operating expenses	14,037,378	4,114,001

Net loss	(14,037,378)	(4,114,001)

Other comprehensive loss -
Foreign currency translation adjustment	(17,889)	(157,142)
Comprehensive loss	$(14,055,267)	$(4,271,143)
Loss per share
Basic and diluted	$(0.43)	$(0.13)
Weighted average common shares outstanding
Basic and diluted	32,642,741	31,102,004

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended February 28, 2018 and 2017

	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Common		Accumulated Other Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$614,001	$(3,123,802)	$5,931	$1,417,478
Issuance of common shares for cash	1,275,340	128			3,825,888				3,826,016
Reclassification. of common shares issuable to shares outstanding	204,667	20			613,981	(614,001)			-
Warrants issued for services					135,673				135,673
Cancellation of shares issued for services and as a settlement	(200,000)	(20)			20				-
Issuance of common shares upon exercise of warrants for cash	200,000	20			159,980				160,000
Issuance of shares for services	23,166	2			69,496				69,498
Issuance of shares upon cashless exercise of warrants	38,000	4			(4)				-
Fair value of issuable shares for services-officer						800,000			800,000
Foreign currency translation								(157,142)	(157,142)
Net loss							(4,114,001)		(4,114,001)
Balance, February 28, 2017	31,451,973	3,146	1	-	8,723,390	800,000	(7,237,803)	(151,211)	2,137,522

Issuance of common shares for cash, net of share issuance costs	1,829,061	183			14,052,298				14,052,481
Warrants issued for services					6,281,319				6,281,319
Restricted stock units issued for services					265,994				265,994
Issuance of shares upon exercise of warrants for cash	355,020	35			1,641,981				1,642,016
Issuance of shares upon cashless exercise of warrants	115,034	12			(12)				-
Foreign currency translation								(17,889)	(17,889)
Net loss							(14,037,378)		(14,037,378)
Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$800,000	$(21,275,181)	$(169,100)	$10,324,065

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

	Years Ended February 28,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(14,037,378)	$(4,114,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,176	397,445
Shares issued for services and settlement	-	69,498
Warrants issued for services	6,281,319	135,673
Restricted stock units issued for services	265,994	-
Common stock issuable for services	-	800,000
Changes in operating assets and liabilities:
Valued added tax and tax credits receivable	(218,560)	(94,336)
Prepaid expenses	(511,573)	36,129
Accounts payable and accrued liabilities	1,821,536	(201,544)
Advances from majority stockholder	(360,000)	137,646
Net cash used in operating activities	(6,391,486)	(2,833,490)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,710,053)	(513,022)
Additions to intangible assets	(88,319)	-
Net cash used in investing activities	(2,798,372)	(513,022)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs	15,694,497	3,986,016
Repayment of advances from majority stockholder	(278,472)	-
Proceeds from issuance of long-term debt	1,092,980	-
Repayment of long-term debt	(4,554)	-
Net cash provided by financing activities	16,504,451	3,986,016

Effect of exchange rate changes	(81,367)	(145,603)
Net change in cash	7,233,226	493,901
Cash, beginning of period	916,487	422,586
Cash, end of period	$8,149,713	$916,487

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$4,505	$-

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Years Ended February 28, 2018 and 2017

Notes to the Consolidated Financial Statements

1. The Company, Basis of Presentation and Going Concern

The Company

Loop Industries, Inc. (“Loop Industries” or the “Company”) was originally incorporated in Nevada in March 2010 under the name Radikal Phones Inc., which was changed to First American Group Inc. in October 2010. On June 29, 2015, Loop Industries, Inc. (then known as First American Group) completed a reverse acquisition of Loop Holdings, Inc. (“Loop Holdings”), whereby the Company acquired all of its outstanding shares of common stock in a share exchange for approximately 78.1% of the capital of the Company at the time. The depolymerization business of Loop Holdings became our sole operating business. On June 22, 2015, the Board of Directors approved a change in the fiscal year end date from September 30 to the last day of February. On July 21, 2015, the Company changed its name to Loop Industries, Inc.

Loop Holdings was originally incorporated in Nevada on October 23, 2014. The depolymerization technology underlying Loop Industries’ business was originally developed by Hatem Essaddam who sold the technology and related intellectual property rights to Loop Industries in October 2014, pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings and Daniel Solomita.

On May 24, 2016, 9449507 Canada Inc. was organized under the federal laws of Canada and on November 11, 2016 became a wholly-owned subsidiary of Loop Industries, Inc. following the transfer of all of its issues and outstanding shares of common stock by Mr. Solomita of all of the issued and outstanding shares of common stock of 9449507 Canada Inc. to Loop Industries, Inc. On December 23, 2016, 9449507 Canada Inc. changed its legal name to Loop Canada Inc.

On December 31, 2016, 8198381 Canada Inc. (“819 Canada”) entered into a purchase and sale agreement to transfer to Loop Canada Inc., all assets and liabilities it held pertaining to its business of depolymerizing plastics, including employees and operations.

On March 9, 2017, Loop Holdings, a wholly-owned subsidiary of the Company, merged with and into Loop Industries, Inc., with Loop Industries, Inc. being the surviving entity as a result of the merger.

On September 1, 2017, 9449710 Canada Inc. was incorporated, to assist in the depolymerization business, and is a wholly-owned subsidiary of Loop Canada Inc.

On November 20, 2017, Loop Industries Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.” From October 29, 2015 through April 7, 2017, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “LLPP.” From September 26, 2012 to October 28, 2015, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “FAMG.”

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and comprise the consolidated financial position and results of operations of Loop Industries, Inc. as well as Loop Canada Inc. and 9449710 Canada Inc., its wholly-owned subsidiaries, (collectively, the “Company”).

Prior to December 31, 2016, 819 Canada was accounted for a variable interest entity requiring consolidation as Loop Industries, Inc. was the primary beneficiary of 819 Canada, having the power to direct its activities. On December 31, 2016, all employees, assets, liabilities, and operations pertaining to the Company’s depolymerization business were transferred to Loop Canada Inc.

Intercompany balances and transactions are eliminated on consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has not yet begun commercial operations and does not yet have a recurring source of revenue. During the year ended February 28, 2018, the Company incurred a net loss of $14.0 million and used cash in operations of $6.4 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

At the current stage of its development, Loop is a pre-revenue company, with its ongoing operations being financed by raising new equity capital. To date, the Company has been successful in raising capital to finance its ongoing operations at successively higher valuations, reflecting investors’ belief in the potential for commercializing the Company’s branded resin and the progress made to date in implementing its business plans.

As at February 28, 2018, the Company had cash on hand of $8.1 million. Management is evaluating its plans to continue to raise financing, the proceeds from which would be used to finance the start-up of its commercial operations and fund the further development of its ongoing pre-revenue operations. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

The accompanying consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and discharge its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of recorded intangible assets, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and other stock instruments.

Fair value of financial instruments

The Company applies Financial Accounting Standards Board (“FASB”) Codification (“ASC”) 820, Fair Value Measurement, which defines fair value and establishes a framework for measuring fair value and making disclosures about fair value measurements. FASB ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of financial instruments and the characteristics specific to them. Financial instruments with readily available quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

There are three levels within the hierarchy that may be used to measure fair value:

Level 1 –	A quoted price in an active market for identical assets or liabilities.

Level 2 –

Significant pricing inputs are observable inputs, which are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Level 3 –

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

The fair value of cash and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity. The fair value of the long-term debt approximates its carrying value as it is based on terms equivalent to what the Company could obtain on the market.

Foreign currency translations and transactions

The accompanying consolidated financial statements are presented in U.S. dollars, the functional currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive income (loss) (“OCI”). As a result, foreign currency exchange fluctuations may impact operating expenses. The Company currently has not engaged in any currency hedging activities.

For transaction and balances, monetary assets and liabilities denominated in foreign currencies are translated into the functional currency of the entity at the prevailing exchange rate at the reporting date. Non-monetary assets and liabilities, and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Foreign exchange gains and losses resulting from the settlement of such transactions are recognized in income, except for gains or losses arising from the translation of intercompany balances denominated in foreign currencies that forms part in the net investment in the subsidiary which are included in OCI.

The following table summarizes the exchange rates used:

	Year Ended February 28,
	2018	2017
Period-end Canadian $: US dollar exchange rate	$0.78	$0.75
Average period Canadian $: US dollar exchange rate	$0.78	$0.76

Expenditures are translated at the average exchange rate for the period presented.

Cash

As at February 28, 2018, the Company held a term deposit, in the amount of $39,000 bearing interest at 0.45%, cashable on demand and maturing on October 1, 2018. The term deposit is included in cash.

Value added tax and tax credits receivable

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at February 28, 2018, the computed net recoverable sale taxes amounted to $177,903 (2017 – $85,607).

In addition, 819 Canada and Loop Canada are entitled to receive government assistance in the form of research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the preceding calendar year. These credits are not dependent on ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records these tax credits, as a reduction of research and development expenses, when the Company can reasonably estimate the amounts and it is more likely than not they would be received. During the year ended February 28, 2018, the Company recorded $221,202 (2017 – $148,547) as a reduction of research and development expenses. During the year ended February 28, 2017, 819 Canada received from the taxation authorities $88,080.

Property, plant and equipment

Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following periods:

Building	30 years
Land	Indefinite
Office equipment and furniture	8 years
Machinery and equipment	3-7 years
Building improvements	5 years

Costs related to repairs and maintenance of property, plant and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the Company writes off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations.

Management assesses the carrying value of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated recoverable value. For the years ended February 28, 2018 and 2017, the Company determined that there were no indicators of impairment and did not recognize any impairment of its property, plant and equipment.

Intangible assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over 7 years.

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

As at February 28, 2018 and 2017 the Company determined that there were no indicators of impairment of its recorded intangible assets.

Stock-based compensation

Loop Industries periodically issues warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for warrants granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will been met. Forfeitures on share-based payments are accounted for by recognizing forfeiture awards as they occur.

The Company accounts for warrants granted to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

The Company estimates the fair value of restricted stock unit awards to employees and directors based on the closing market price of its common stock on the date of grant.

The fair value of the warrants granted are estimated using the Black-Scholes-Merton Option Pricing (“Black-Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends. Stock-based compensation expense is recorded based on the value derived from the Black-Scholes model and on actual experience. The assumptions used in the Black-Scholes model could materially affect stock-based compensation expense recorded in future periods.

Income taxes

The Company calculates its provision for income tax on the basis of the tax laws enacted at the balance sheet date in the countries where the Company and its subsidiaries operate and generate taxable income, in accordance with FASB ASC 740, Income Taxes. The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended February 28, 2018 and 2017 amounted to $6.7 million and $1.5 million, respectively. Research and development costs are presented net of $4 thousand of government grants received and $73 thousand of grants receivable during the year ended February 28, 2018 (2017 – $nil).

Net earnings (loss) per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The Company includes common stock issuable in its calculation. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the years ended February 28, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. The potentially dilutive securities consisted of 2,515,248 outstanding warrants as at February 28, 2018 (2017 – 1,647,670 outstanding warrants).

Recently adopted accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), Earnings per Share (Topic 260); Distinguishing from Equity (Topic 480); Derivatives and Hedging (Topic 815): Part I- Accounting for Certain Financial Instruments with Down Round Features, Part II- Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Topic 815, Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-linked classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and a reduction of income available to common shareholders in basic earnings per share.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that are now presented as pending content in the Codification, to a scope exception. These amendments do not have an accounting effect.

The Company early adopted the provisions of the Update in its February 28, 2018 consolidated financial statements and elected the retrospective transition method whereby comparative consolidated financial statements for the prior year have been restated to reflect the impact of the adoption for comparability reasons.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.118.” ASU 2018-05 amends ASC 740, “Income Taxes” to provide guidance on accounting for the tax effects of the Tax Reform Act pursuant to Staff Accounting Bulletin No.118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Reform Act enactment date. This update was effective upon issuance. The Company adopted the provisions of this ASU in its February 28, 2018 consolidated financial statements, which is fully described in note 8.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718), which is intended to simplify accounting for share-based payment transactions. The ASU changed several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, forfeitures and minimum statutory tax withholding requirements. Management adopted this ASU beginning March 1, 2017, with an immaterial impact to the Company’s consolidated net loss and cash flows.

In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. Management adopted this ASU beginning March 1, 2017. All prior periods have been restated to conform to the current period presentation, which resulted in no changes to the statement of cash flows for the year ended February 28, 2017.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet. This amendment simplifies the presentation of deferred income taxes. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. ASU 2015-17 became effective March 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. On August 12, 2015, the FASB delayed the required implementation to fiscal years beginning after December 15, 2017 but now permitted organizations, such as the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as at the date of adoption. As the Company does not currently have any revenues from contracts with customers, the adoption of ASU 2014-09 on March 1, 2018 will not to have an impact, on transition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which will significantly change practice for all entities. The targeted amendments to existing guidance are expected to include:

1.	Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income, unless they qualify for the proposed practicability exception for investments that do not have readily determinable fair values.

2.	Changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option would be recognized in other comprehensive income.

3.	Entities would make the assessment of the realizability of a deferred tax asset (“DTA”) related to an available-for-sale (“AFS”) debt security in combination with the entity’s other DTAs. The guidance would eliminate one method that is currently acceptable for assessing the realizability of DTAs related to AFS debt securities. That is, an entity would no longer be able to consider its intent and ability to hold debt securities with unrealized losses until recovery.

4.	Disclosure of the fair value of financial instruments measured at amortized cost would no longer be required for entities that are not public business entities.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact of this Statement on its consolidated financial statements.

3. Property, Plant and Equipment, Net

	Estimated	February 28,
	Useful Life	2018	2017
	(years)

Building	30	$1,935,423	$-
Land	indefinite	239,239	-
Building improvements	5	377,253	-
Machinery and equipment	3 – 7	2,189,195	1,590,187
Office equipment and furniture	8	101,756	131,607
Leasehold improvements	3	-	342,419
Property, plant and equipment, gross		4,842,866	2,064,213
Less: accumulated depreciation		(805,963)	(497,244)
Property, plant and equipment, net		$4,036,903	$1,566,969

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $0.3 million for the years ended February 28, 2018 and 2017.

In conjunction with the purchase of the building in which the Company previously was a tenant, the Company performed a review of the useful lives of its property, plant and equipment. Building improvements, previously classified as leasehold improvements, have had their useful lives adjusted to 5 years from 3 years. During the year ended February 28, 2018, the Company recorded an adjustment of $8 thousand to reflect the deceleration of the depreciation.

4. Intangible Assets, Net

On October 27, 2014, the Company entered into an Intellectual Property Assignment Agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The technology is being amortized using the straight-line method over estimated used life of 7 years.

In addition to the $445,050 paid by the Company under the Intellectual Property Assignment Agreement, the Company is required to make four additional payments of CDN$200,000, totaling CDN$800,000, to Mr. Essaddam within sixty (60) days of attaining of each of the milestones, based on the average production of 20, 30, 60 and 100 metric tons of terephthalic acid by the Company for 20, 30, 60 and 60 operating days, respectively.

As at February 28, 2018, none of the milestones had been met, and accordingly no additional payments have been made.

Additionally, the Company is obligated to make royalty payments of up to CDN$25.7 million, payable as follows: 10% of gross profits on the sale of all products derived by the Company from the technology assigned to the Company, 10% of any license fee paid to the Company in respect of any licensing or other right to use the technology assigned to the Company and granted to a third party by the Assignee and 5% of any royalty or other similar payment made to the Company by a third party to whom a license or sub-license or other right to use the technology assigned to the Company has been granted by the Company or by the third party.;

As at February 28, 2018, the Company had not made any royalty payments under the Intellectual Property Assignment Agreement.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $63,579 for the years ended February 28, 2018 and 2017. Accumulated amortization amounted to $200,629 as at February 28, 2018 (2017 – $137,050).

Future estimated patent amortization costs are:

Years ending February 28,	Amount
2019	$76,195
2020	76,195
2021	76,195
2022	66,303
2023	12,617
Thereafter	25,235
Total	$332,740

5. Credit Facility and Long-Term Debt

On January 24, 2018, the Company obtained a credit facility, consisting of a $39 thousand credit card facility and a $1.1 million 20-year term instalment loan (the “Loan”). The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will have to be renewed. It includes an option allowing for the prepayment of the Loan without penalty. Interest paid amounted to $4,505 during the year ended February 28, 2018.

The credit facility is secured by a first ranking hypothec of Loop Canada Inc.’s bank accounts, receivables, inventory, incorporeal rights and property, plant and equipment. In addition, Loop Industries Inc. has guaranteed the credit facility and has provided a postponement of intercompany loan amounts. The terms of the credit facility require the Company to comply with certain financial covenants. As at February 28, 2018, the Company was in compliance with its financial covenants.

Principal repayments due on the Loan over the next five years are as follows:

Years ending February 28,	Amount
2019	$54,649
2020	54,649
2021	54,649
2022	54,649
2023	54,649
Thereafter	815,181
Total	$1,088,426

6. Related Party Transactions

Advances from majority stockholder

Mr. Daniel Solomita, the Company’s majority stockholder and CEO, or companies controlled by him, previously made advances to the Company. The advances were unsecured, non-interest bearing with no formal terms of repayment. During the year ended February 28, 2018, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $278,472. Additionally, accrued compensation due to Mr. Solomita of $360,000 was repaid during the year ended February 28, 2018.

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer for an indefinite term. For the year ended February 28, 2018, compensation expense for the Company’s CEO amounted to $190 thousand (2017 – $180 thousand).

In addition, the Company agreed to issue 4 million performance incentive shares to the CEO of the Company’s common stock, in tranches of one million shares each, if certain milestones were met. The 4 million performance incentive shares of common stock is payable to Mr. Solomita as follows:

(i)	1 million shares of common stock shall be issued to Mr. Solomita when the Company’s securities are listed on an exchange or the OTCQX tier of the OTC Markets;

(ii)	1 million shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;

(iii)	1 million shares of common stock shall be issued to Mr. Solomita when the Company’s first fill-scale production facility is in commercial operation; and

(iv)	1 million shares of common stock shall be issued to Mr. Solomita when the Company’s second full-scale production facility is in commercial operation.

In lieu of shares, Mr. Solomita may elect to receive a restricted stock grant with a future vesting date, options or warrants to purchase the same number of shares with no or a nominal exercise price.

On February 15, 2016, the Company and Mr. Solomita entered into Amendment No. 1 to Employment Agreement (the “Amendment No. 1”), which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1 (note 7).

Effective April 10, 2017, the Company qualified to trade on the OTCQX and began trading the same date. Accordingly, 1 million performance incentive shares of common stock with a fair value of $0.8 million were earned and are issuable to Mr. Solomita. This has been reflected as compensation expense in the year ended February 28, 2017 at the grant date fair value.

7. Stockholders’ Equity

Series A Preferred Stock

On February 15, 2016, the Company and Mr. Solomita entered into Amendment No. 1, which amends the Employment Agreement. Amendment No. 1 provides that the Company shall issue Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of Amendment No. 1. Amendment No. 1 effectively provides Mr. Solomita with a “change of control” provision over the Company in the event that his currently-held 55% of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under Amendment No. 1, the Company created “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his currently-held 55% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

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

(n)	sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Common Stock

During the year ended February 28, 2018:

(i)	the Company sold 1,123,266 shares of its common stock at an offering price of $5.25 per share, for gross proceeds of $5,897,188;

(ii)	the Company sold units consisting of 705,795 shares of its common stock and 171,917 warrants to acquire common stock at an offering price of $12.00 per share, for gross proceeds of $8,469,536;

(iii)	the Company issued 355,020 shares of common stock ranging from $0.80 to $12.00 per share upon the exercise of warrants, resulting in proceeds to the Company of $1,642,016; and

(iv)	the Company issued 115,034 shares upon cashless exercises of 122,919 warrants.

Share issuance costs for the private placements amounted to $314,243, in aggregate, and were recorded as a reduction of the gross proceeds received.

During the year ended February 28, 2017:

(i)	the Company sold 1,275,340 shares of its common stock, and 637,670 warrants to acquire shares of common stock at $3.00 per share resulting in proceeds to the Company of $3,826,016;

(ii)	204,667 shares of common stock sold in the previous year were issued and reclassified to shares outstanding upon their issuance;

(iii)	warrants to acquire 200,000 shares of common stock at $0.80 per share were exercised, resulting in proceeds to the Company of $160,000;

(iv)	the Company issued 38,000 shares upon cashless exercise of 47,500 warrants;

(v)	the Company issued 23,166 shares for consulting services at a fair value of $3.00 per share resulting in a total expense of $69,498; and

(vi)	the Company cancelled 200,000 shares issued the prior year.

The shares issued to investors were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the private offering safe harbor provision of Rule 506 Regulation D.

January 2018 Private Placement (the “Private Placement”)

On January 9, 2018, the Company commenced a Private Placement Offering with the issuance of one unit for $12.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.25 shares of common stock at $12.00 per share exercisable sixty days from the date of closing of the private placement round in the event that the Company does not file the Resale Registration Statement or prior to that date if the holder elects to forego its registration rights. The warrant expires one year from the date of issuance.

The Purchase Agreement provides the unit holder with certain registration rights, including resale registration rights, with respect to the common stock issued in connection with the Private Placement, as well as shares issuable upon the exercise of the warrant and standard an anti-dilution protection clause for a period of ninety days, following the date of closing of the private placement round, which in the event the Company issues common stock for consideration of less than $12.00 per share allows for an adjustment to the conversion ratio.

At closing of round one of the Private Placement on January 11, 2018, the Company issued for an aggregate 617,667 common shares and warrants to purchase up to 154,416 shares of common stock, resulting in gross proceeds of $7,412,000. On January 22, 2018, a warrant was exercised for 31,250 common shares for total proceeds of $375,000.

At closing of round two of the Private Placement on January 30, 2018, the Company issued for an aggregate 70,000 common shares and warrants to purchase up to 17,500 shares of common stock, resulting in gross proceeds of $840,000. No warrants have been exercised.

In April 2018, as the Company did not file the Resale Registration Statements, the aforementioned warrants to purchase 140,666 common shares with an exercise price of $12.00 per share and an expiration date of no later than March 31, 2019 became exercisable.

Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock are reserved for issuance under the Plan with an automatic share reserve increase, as defined in the Plan, effective March 1, 2018. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

Stock Options

On October 19, 2017, the Company’s former Chief Financial Officer resigned, resulting in the forfeiture of all vested and unvested warrants, being 100,000 vested and 450,000 unvested warrants, respectively. All requisite services were rendered for stock-based compensation expense amounting to $505,986, until the date of termination. The warrants were granted on April 3, 2017 with an exercise price of $5.25 and had an aggregate fair value of $2,524,995, as determined by a Black-Scholes model.

On November 8, 2017, the Company issued to its Chief Financial Officer, under the Equity Incentive Plan, a warrant to purchase up to 200,000 shares of common stock at an exercise price $13.89 per share, which vests in one third increments over a period of three years, commencing on November 8, 2018, and having a contractual life of 10 years. This warrant had a grant date fair value of $1,928,840 as determined by a Black-Scholes model and is being recognized over the vesting period. In addition, the Company issued to its Chief Financial Officer a warrant to purchase up to 80,000 additional shares of common stock at an exercise price of $13.89 that will vest when certain milestones are achieved. This warrant has a grant date fair value of $771,536 as determined by a Black-Scholes model and will be recognized in earnings when it is probable that the milestones will be achieved.

The grant date fair value of the warrants was determined by a Black-Scholes model with the following assumptions:

Risk-free interest rate	2.10%
Expected dividend yield	0%
Expected volatility	80%
Expected life	6 years

During the year ended February 28, 2018, the Company issued three warrants to two employees, not covered under the Plan, to purchase up to 530,000 shares of common stock, in aggregate, at an exercise price of $5.25 per share. The warrants to purchase up to an aggregate of 100,000 and 380,000 shares of common stock, respectively, each vest quarterly in equal amounts over 24 and 48 months, respectively, beginning on July 24, 2017 and June 13, 2017, respectively, and each have a contractual life of 10 years. These warrants collectively have a grant date fair value of $4,786,142 as determined by a Black-Scholes model and are being recognized over the vesting period. In addition, a warrant to purchase up to 50,000 additional shares of our common stock will vest when certain milestones are achieved. This warrant had a grant date fair value of $479,885 as determined by a Black-Scholes model and amortization will commence when it is probable that the milestones will be achieved.

The grant date fair value of the warrants was determined by a Black-Scholes model with the following assumptions:

Risk-free interest rate	1.46 to 1.74%
Expected dividend yield	0%
Expected volatility	82 to 94%
Expected life	3 to 5 years

During the year ended February 28, 2018, the Company issued three warrants to three employees, under the Plan, to purchase up to 950,000 shares of common stock, in aggregate, at exercise prices ranging from $12.00 to $13.49 per share. The warrants to purchase up to an aggregate of 950,000 shares of common stock vest 200,000 and 100,000 warrants immediately, respectively, and, the balance, monthly in equal amounts over 60 and 24 months, respectively, beginning September 14, 2017 and October 16, 2017, respectively, and each have a contractual life of 10 years. These warrants collectively have a grant date fair value of $10,412,575, in aggregate, as determined by a Black-Scholes model and will be amortized over the vesting period.

The grant date fair value of the warrants was determined by a Black-Scholes model with the following assumptions:

Risk-free interest rate	1.50 to 2.15%
Expected dividend yield	0%
Expected volatility	80 to 94%
Expected life	3 to 6 years

During the year ended February 28, 2018, the Company amended the terms of warrants to purchase up to 702,452 shares of our common stock which were originally issued on December 1, 2015 to three employees. The amendment extended the expiry date of the warrants to November 30, 2025 from November 30, 2017. As a result of the modification, the Company recognized additional stock-based compensation expense of $63,677.

During the year ended February 28, 2018, the Company issued, as part of the Private Placement warrants to purchase 171,917 shares of the Company’s common stock at an exercise price of $12.00 per share to certain investors upon the sale of 687,667 common shares.

During the year ended February 28, 2017, the Company issued warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $3.00 per share for services. The total fair value of the warrants granted was determined to be $1,398,288. In addition, the Company issued warrants to purchase 637,670 shares of the Company’s common stock at an exercise price of $6.00 per share to certain investors upon the sale of 1,275,340 common shares.

The expense recognized in the financial statements amounted to $6,281,319 and $135,670 for the years ended February 28, 2018 and 2017, respectively, and are included in operating expenses. As at February 28, 2018 and 2017, the unamortized balance of these costs was $14,753,072 and $394,523, respectively. The aggregate intrinsic value of the warrants outstanding as at February 28, 2018 and 2017 was $10,949,472 and $5,921,500, respectively, calculated as the difference between the closing market price of $12.26 and $5.50 and the exercise price of the Company’s warrants as at February 28, 2018 and 2017.

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, February 29, 2016	2,322,334	$1.03
Granted	712,670	$5.68
Forfeited	(1,037,500)	$0.80
Exercised	(247,500)	$0.80
Expired	(102,334)	$6.00
Balance, February 28, 2017	1,647,670	$2.91
Granted	2,481,917	$9.43
Forfeited	(620,385)	$4.97
Exercised	(470,054)	$3.69
Expired	(523,900)	$5.21
Balance, February 28, 2018	2,515,248	$8.21
Earned and exercisable, February 28, 2018	981,916	$7.13
Unvested, February 28, 2018	1,533,332	$8.90

During the year ended February 28, 2018, 115,034 shares of the Company’s common stock were issued as a result of a cashless exercise of 122,919 warrants with an exercise price of $0.80 and a fair value of $0.55. In addition, the Company issued 355,020 shares of its common stock upon the exercise of warrants at exercise prices ranging from $0.80 to $12.00 per share, resulting in proceeds of $1,642,016.

The following table summarizes information concerning outstanding and exercisable warrants as at February 28, 2018:

	Warrants Outstanding		Warrants Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (in years)	Number Exercisable	Average Remaining Contractual Life (in years)
$0.80	602,081	7.75	389,581	7.75
$3.00	12,500	0.25	12,500	0.25
$5.25	530,000	9.49	72,500	9.49
$12.00	840,667	8.09	382,335	6.35
$13.49	250,000	9.63	125,000	9.63
$13.89	280,000	9.69	-	-
	2,515,248		981,916

Restricted Stock Units

During the year ended February 28, 2018, the Company issued, under the Equity Incentive Plan, four restricted stock unit awards to directors of the Company to earn up to 34,102 shares of common stock, in aggregate. The restricted stock units vest upon completion of services, on May 31, 2018. These restricted stock units have a grant date fair value of $443,326, based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period in which the restricted stock rights holder will not participate. The weighted average grant date fair value of the restricted stock units was $13.00 and no dividends are expected during the vesting period.

Recognition of these costs amounted to $265,994 for the year ended February 28, 2018 and are included in operating expenses. As at February 28, 2018, the unamortized balance of these costs was $177,332.

8. Income Taxes

The components of loss before taxes are summarized below:

	Years ended February 28,
	2018	2017
U.S. operations	$(8,509,651)	$(2,155,934)
Foreign operations	(5,527,727)	(1,958,067)
Loss before taxes	$(14,037,378)	$(4,114,001)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Years ended February 28,
	2018	2017
Federal income tax at statutory rate (32.67% in 2018; 35% in 2017)	$(4,585,497)	$(1,439,900)
Effect of foreign jurisdiction	320,769	40,018
Non-deductible expenses	2,169,384	(48,326)
Tax credits related to research and development expenditures	(146,757)	-
Impact of Tax Cuts and Jobs Act Enactment	876,812	-
Unrecognized tax benefit of net operating losses and other available deductions	1,365,289	1,448,208
Effective income tax expense	$-	$-

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Guidance during calendar 2018 could impact the information required for and the calculation of the transition tax charge and could affect decisions that affect the tax on various U.S. and foreign items which would further impact the final amounts included in the transition charge and impact the revaluation of deferred taxes. In addition, an analysis was performed, and it was concluded that, as part of the tax return filing process, additional guidance on accounting for U.S. tax reform could affect the provisional amount.

Additionally, as part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”). Because aspects of the new law and effect on the Company’s operations is uncertain and aspects of the accounting rules associated with this provision have not been resolved, the Company has not made a provisional accrual for the deferred tax aspects of this provision and consequently has not made an accounting policy election on the deferred tax treatment of this tax.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The U.S. Tax Reform enacted significant tax law changes, largely effective for tax years beginning after December 31, 2017. The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018, for all corporations. US GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, therefore the Company revalued its deferred tax assets and liabilities as at December 22, 2017. As a result of the revaluation, the Company recorded a tax expense of $876,812 to reflect the revaluation of deferred taxes. As in prior years, a valuation allowance has been provided against the deferred tax asset.

The Company has approximately CDN$1,707,403 of research and development expenditures for Canadian Federal tax purposes and CDN$1,394,327 for Québec purposes that are available to reduce taxable income in future years and have an unlimited carry forward period. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The Company has net operating loss carry forwards of approximately $6,557,179 for U.S. Federal income tax purposes expiring between 2035 and 2037. The Company has net operating loss carry forwards for Canadian Federal and Quebec tax purposes of approximately CDN$5,313,426 and CDN$5,626,503, respectively, expiring between 2037 and 2038. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,446,422 and $1,247,253, respectively, for the years ended February 28, 2018 and 2017. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at February 28,
	2018	2017
Deferred tax assets
Canada net operating loss carry forward	$1,127,381	$73,947
U.S. net operating loss carry forward	1,377,008	1,749,036
Property, plant and equipment	136,200	22,795
Research and development expenditures and credits	472,608	35,170
Unrealized foreign exchange	9,462	-
Deferred tax assets	3,122,659	1,880,948
Deferred tax liabilities
Property, plant and equipment	(2,367)	(131)
Intangibles	(1,489)	(41,425)
Accrual and reserves	(49,236)	(200,334)
Unrealized foreign exchange	(8,697)	(24,610)
Deferred tax liability	(61,789)	(266,500)

Deferred tax asset	3,060,870	1,614,448
Valuation allowance	(3,060,870)	(1,614,448)
Deferred tax asset, net	$-	$-

Assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. Management does not believe that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to its deferred tax assets. Accordingly, the Company has provided for a valuation allowance of the Company’s foreign tax credits as it does not anticipate generating foreign source income.

The tax years subject to examination by major tax jurisdiction include the years 2015 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2015 and forward for the Canadian jurisdictions.

9. Contingencies

In April 2018, depositions were held in connection with a claim filed against the Company by two individuals, in the Los Angeles Superior Court, seeking damages for breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock. Management believes that this case lacks merit and intends to continue to defend it vigorously. No amounts have been provided for in the consolidated financial statements with respect to this claim. Management has not yet determined what effect this lawsuit will have on its financial position or results of operations as it is still in its preliminary stages.

10. Comparative Figures

Loop Industries reclassified a receivable balance of $113,223 as at February 28, 2017 from value added tax and tax credits receivable to advance from majority stockholder in the statement of financial position to conform to the current year’s presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

As a result of the material weakness described below in connection with stock-based compensation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as at February 28, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2018.

In connection with our prior year assessment of the effectiveness of internal control over financial reporting as at February 28, 2017, we concluded that there were material weaknesses associated with financial reporting within the Company. These material weaknesses related primarily to the lack of formalized processes and procedures, as well as technical expertise, around financial reporting under US GAAP.

In light of this, during the past year, management has taken steps to towards remediating a number of the issues that contributed to these material weaknesses, including the following:

•	appointed additional independent members with public company board experience to our board of directors;
•	established an audit committee;
•	outsourced to third party consultants the resolution of more complex US GAAP accounting matters;
•	hired a General Counsel to the management team;
•	hired a Chief Financial Officer with public company experience;
•	added staff to our finance team;
•	engaged a third-party Sarbanes-Oxley consultant to assist in addressing internal control and process gaps;
•	designed, documented and tested the operating effectiveness of internal controls over the key processes within financial reporting; and
•	developed, implemented and communicated a series of corporate policies, including the Whistle-Blower Policy, Insider Trading Policy, Global Anti-Corruption Policy and Related Party Transaction Policy.

As a result of the actions noted above, the material weaknesses identified as part of our fiscal 2017 assessment had largely been remediated.

However, in the third quarter of fiscal 2018, we identified an error relating to the accounting for stock-based compensation, which resulted in the restatement of our previously issued 2017 audited consolidated financial statements and a restatement of our first and second quarter of fiscal 2018. As a result of these restatements, we concluded that, despite our significant remediation efforts, we continue to have a material weakness pertaining specifically to the accounting for stock-based compensation.

We have developed and our executing on our plan to remediate our material weakness in connection with the accounting for stock-based compensation, by expanding our in-house expertise on accounting for stock-based compensation, as well as continuing to consult with external third parties on more complex stock-based compensation arrangements. This process commenced during the fourth quarter.

As at February 28, 2018, management assessed the effectiveness of our internal control over financial reporting. As a result of the material weakness in connection with the accounting for stock-based compensation, our principal executive officer and principal financial officer concluded that the Company did not maintain effective internal controls over financial reporting as at February 28, 2018. Notwithstanding this material weakness in our internal controls over financial reporting as at February 28, 2018, management has concluded that the consolidated financial statements and notes to the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Changes in internal controls over financial reporting have been reported in the section “Management’s Annual Report on Internal Control Over Financial Reporting” and include the implementation and formalization of certain controls in respect of financial reporting, as well as adding individuals with experience in public company financial reporting to management and our Board of Directors, and the establishment of an Audit Committee. These changes were made in response to the material weaknesses in internal control over financial reporting described above.

With the exception of the material weakness identified, there were no other changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” in our Proxy Statement. Information required by this item concerning our audit committee and our security holder director nomination procedures is incorporated by reference to the information set forth in the section entitled “Corporate Governance” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our Board of Directors adopted a Code of Ethics for all of our directors, officers and employees on January 25, 2017. A copy of our Code of Ethics is available under Corporate Governance Documents in the Investors section of our website, and via the following hyperlink: http://www.loopindustries.com/assets/docs/Code_of_Ethics.pdf. To date, there have been no waivers under our Code of Ethics. We will post waivers, if and when granted, of our Code of Ethics on our website at www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding director’s compensation table and compensation risk management disclosures are incorporated by reference to the information set forth in the section titled “Corporate Governance” in our Proxy Statement. All other information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the policy of the Board that all transactions required to be reported pursuant to Item 404 of Regulation S-K be subject to approval by the Audit Committee of the Board. In furtherance of relevant NASDAQ rules and our commitment to corporate governance, the charter of the Audit Committee provides that the Audit Committee shall review and approve any proposed related party transactions including, transactions required to be reported pursuant to Item 404 of Regulation S-K for potential conflict of interest situations. The Audit Committee reviews the material facts of all transactions that require the committee’s approval and either approves or disapproves of the transaction. In determining whether to approve a transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

The additional information required by this item regarding director independence, certain relationships and related party transactions is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Corporate Governance” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8 above.

(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	Jun 30, 2015	2.1
3.1	Articles of Incorporation, as a mended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Employment Agreement dated June 29, 2015, as amended February 15, 2016, by and between Loop Industries, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.4
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Employment Agreement, dated June 1, 2016, by and between Cesar Contla and Loop Industries, Inc.	8-K	000-54768	July 8, 2016	10.2
10.7	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.8†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.9	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.10	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.11	Employment Agreement, dated September 27, 2017, by and between Loop Industries, Inc. and Antonella Penta.			Filed herewith
14.1	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

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

LOOP INDUSTRIES, INC.

Date: May 14, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 14, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director (principal executive officer)

Date: May 14, 2018	By:	/s/ Frank Zitella
	Name:	Frank Zitella
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 14, 2018	By:	/s/ Donald Danks
	Name:	Donald Danks
	Title:	Director

Date: May 14, 2018	By:	/s/ Shaun Higgins
	Name:	Shaun Higgins
	Title:	Director

Date: May 14, 2018	By:	/s/ Leslie Murphy
	Name:	Leslie Murphy
	Title:	Director

Date: May 14, 2018	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 14, 2018	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

