Form 10-Q
period 2018-05-31
Loop Industries, Inc.
filed 2018-07-03
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-54768

Loop Industries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand-Poitras Terrebonne, Québec, Canada J6Y 1Y4

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As at June 22, 2018, there were 33,805,706 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three months ended May 31, 2018

3

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2018	February 28, 2018

Assets
Current assets
Cash	$5,355,015	$8,149,713
Sales tax and tax credits receivable	310,935	364,634
Prepaid expenses	271,904	511,573
Total current assets	5,937,854	9,025,920
Property, plant and equipment, net	4,825,133	4,036,903
Intangible assets, net	328,866	332,740
Total assets	$11,091,853	$13,395,563

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,100,690	$1,983,072
Current portion of long-term debt	54,062	54,649
Total current liabilities	2,154,752	2,037,721
Long-term debt	1,009,165	1,033,777
Total liabilities	3,163,917	3,071,498

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 33,805,706 shares issued and outstanding (February 28, 2018 – 33,751,088)	3,381	3,376
Additional paid-in capital	32,150,634	30,964,970
Common stock issuable, 1,000,000 shares	800,000	800,000
Accumulated deficit	(24,804,711)	(21,275,181)
Accumulated other comprehensive loss	(221,368)	(169,100)
Total stockholders' equity	7,927,936	10,324,065
Total liabilities and stockholders' equity	$11,091,853	$13,395,563

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended May 31,
	2018	2017
Revenue	$-	$-

Operating Expenses -
Research and development	1,066,079	496,538
General and administrative	2,355,550	889,580
Depreciation and amortization	101,069	90,487
Interest expense	12,913	-
Foreign exchange (gain) loss	(6,081)	46,485
Total operating expenses	3,529,530	1,523,090

Net loss	(3,529,530)	(1,523,090)

Other comprehensive loss -
Foreign currency translation adjustment	(52,268)	9,976
Comprehensive loss	$(3,581,798)	$(1,513,114)
Loss per share
Basic and diluted	$(0.11)	$(0.05)
Weighted average common shares outstanding
Basic and diluted	33,140,148	31,442,283

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended May 31, 2018
	Common stock		Preferred stock					Accumulated Other
	par value $0.0001		par value $0.0001		Additional	Common		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Income (Loss)	Stockholders' Equity

Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$800,000	$(21,275,181)	$(169,100)	$10,324,065
Issuance of shares upon cashless exercise of warrants	18,821	2			(2)				-
Issuance of shares upon vesting of restricted stock units	35,797	3			(3)				-
Warrants issued for services					978,025				978,025
Restricted stock units issued for services					207,644				207,644
Foreign currency translation								(52,268)	(52,268)
Net loss							(3,529,530)		(3,529,530)
Balance, May 31, 2018	33,805,706	$3,381	1	$-	$32,150,634	$800,000	$(24,804,711)	$(221,368)	$7,927,936

	Three Months Ended May 31, 2017
	Common stock							Accumulated Other
	par value $0.0001				Additional	Common		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	(Loss) Income	Stockholders' Equity
Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$800,000	$(7,237,803)	$(151,211)	$2,137,522

Issuance of common shares for cash, net of share issuance costs	1,123,266	112			5,897,076				5,897,188
Warrants issued for services					222,504				222,504
Issuance of shares upon cashless exercise of warrants	20,000	2			(2)				-
Foreign currency translation								9.976	9,976
Net loss							(1,523,090)		(1,523,090)
Balance, May 31, 2017	32,595,239	$3,260	1	$-	$14,842,968	$800,000	$(8,760,893)	$(141,235)	$6,744,100

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,529,530)	$(1,523,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,069	90,487
Stock-based compensation expense	1,185,669	222,504
Changes in operating assets and liabilities:
Sales tax and tax credits receivable	53,699	82,892
Prepaid expenses	239,669	-
Accounts payable and accrued liabilities	(221,637)	468,282
Advances from majority stockholder	-	(324,844)
Net cash used in operating activities	(2,171,061)	(983,769)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(585,958)	(55,453)
Additions to intangible assets	(6,358)	-
Net cash used in investing activities	(592,316)	(55,423)

Cash Flows from Financing Activities
Proceeds from sales of common shares, net of share issuance costs	-	5,897,188
Repayment of advances from majority stockholder	-	(278,472)
Repayment of long-term debt	(13,514)	-
Net cash (used) provided by financing activities	(13,514)	5,618,716

Effect of exchange rate changes	(17,807)	39,039
Net change in cash	(2,794,698)	4,618,533
Cash, beginning of period	8,149,713	916,487
Cash, end of period	$5,355,015	$5,535,020

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$12,913	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three Months Ended May 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The Company, Basis of Presentation and Going Concern

The Company

Loop Industries, Inc. (“Loop Industries” or the “Company”) was originally incorporated in Nevada in March 2010 under the name Radikal Phones Inc., which was changed to First American Group Inc. in October 2010. On June 29, 2015, Loop Industries, Inc. (then known as First American Group) completed a reverse acquisition of Loop Holdings, Inc. (“Loop Holdings”), whereby the Company acquired all of its outstanding shares of common stock in a share exchange for approximately 78.1% of the capital of the Company at the time. The depolymerization business of Loop Holdings became its sole operating business. On June 22, 2015, the Board of Directors approved a change in the fiscal year end date from September 30 to the last day of February. On July 21, 2015, the Company changed its name to Loop Industries, Inc.

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

On September 1, 2017, 9449710 Canada Inc. was incorporated to assist in the depolymerization business and is a wholly-owned subsidiary of Loop Canada Inc.

On November 20, 2017, Loop Industries Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, the Company’s common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.” From October 29, 2015 through April 7, 2017, the Company’s common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “LLPP.” From September 26, 2012 to October 28, 2015, our common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the stock symbol “FAMG.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The balance sheet information as at February 28, 2018 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2018, which is included in Item 8 of the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

Intercompany balances and transactions are eliminated on consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company has not yet begun commercial operations and does not yet have a recurring source of revenue. Since inception, the Company has accumulated a deficit of $24.8 million and during the three months ended May 31, 2018, the Company incurred a net loss of $3.5 million and used cash in operations of $2.2 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

At the current stage of its development, Loop is a pre-revenue company, with its ongoing operations being financed by raising new equity capital. To date, the Company has been successful in raising capital to finance its ongoing operations.

As at May 31, 2018, the Company had cash on hand of $5.4 million. Management is evaluating its plans to continue to raise financing, the proceeds from which would be used to finance the start-up of its commercial operations and fund the further development of its ongoing pre-revenue operations. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

The accompanying unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and discharge its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

Foreign currency translations and transactions

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive income (loss) (“OCI”). As a result, foreign currency exchange fluctuations may impact operating expenses. The Company currently has not engaged in any currency hedging activities.

The following table summarizes the exchange rates used:

	Three Months Ended May 31,
	2018	2017
Period-end Canadian $: US dollar exchange rate	$0.77	$0.74
Average period Canadian $: US dollar exchange rate	$0.78	$0.74

Expenditures are translated at the average exchange rate for the period presented.

Sales tax and tax credits receivable

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at May 31, 2018 and February 28, 2018, the computed net recoverable sale taxes amounted to $201,588 and $177,903, respectively.

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three months ended May 31, 2018 and 2017 amounted to $1.1 million and $0.5 million, respectively.

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

For the three months ended May 31, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. The potentially dilutive securities consisted of 2,395,248 and 1,860,455 outstanding warrants as at May 31, 2018 and May 31, 2017, respectively.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. On August 12, 2015, the FASB delayed the required implementation to fiscal years beginning after December 15, 2017 but now permitted organizations, such as the Company to adopt earlier. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as at the date of adoption. The Company has adopted ASU 2014-09 on March 1, 2018 on a full retrospective basis and its adoption did not have any impact on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company does not expect that ASU 2018-02 will have an impact on its consolidated financial statements.

3. Property, Plant and Equipment, Net

	Estimated	May 31,	February 28,
	Useful Life	2018	2018
	(years)

Building	30	$1,914,599	$1,935,423
Land	indefinite	236,665	239,239
Building improvements	5	330,813	377,253
Machinery and equipment	3 – 8	2,967,129	2,189,195
Office equipment and furniture	8	119,083	101,756
Property, plant and equipment, gross		5,568,289	4,842,866
Less: accumulated depreciation		(743,156)	(805,963)
Property, plant and equipment, net		$4,825,133	$4,036,903

Depreciation expense is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss and amounted to $85 thousand and $75 thousands for the three months ended May 31, 2018 and 2017, respectively.

4. Intangible Assets, Net

	Estimated	May 31,	February 28,
	Useful Life	2018	2018
	(years)

Intellectual property	7	$545,970	$533,369
Less: accumulated amortization		(217,104)	(200,629)
Intangible assets, net		$328,866	$332,740

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $16 thousand for the three months ended May 31, 2018 and 2017.

5. Credit Facility and Long-Term Debt

	May 31, 2018	February 28, 2018
Instalment loan	$1,063,227	$1,088,426
Less current portion	54,062	54,649
Non-current portion	$1,009,165	$1,033,777

Interest paid on the instalment loan during the three months ended May 31, 2018 amounted to $12,913 (2017 – nil). As at May 31, 2018, the Company was in compliance with its financial covenants.

6. Related Party Transactions

Advances from majority stockholder

Mr. Daniel Solomita, or companies controlled by him, previously made advances to the Company, which were unsecured, non-interest bearing with no formal terms of repayment. During the three months ended May 31, 2017, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $278,472. Additionally, accrued compensation due to Mr. Solomita of $324,844 was repaid during the three months ended May 31, 2017. Accrued compensation of $35,156 was due to Mr. Solomita as at May 31, 2017.

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer for an indefinite term. For the three months ended May 31, 2018, compensation expense for the Company’s CEO amounted to $47 thousand (2017 – $45 thousand).

In addition, pursuant to the employment agreement with Mr. Solomita, 4 million performance incentive shares of the Company’s common stock are issuable in tranches of one million shares each if certain milestones are met.

During the three months ended May 31, 2018 and 2017, no additional milestone had been met and accordingly, the Company did not record any compensation expense in relation to the performance incentive shares.

7. Stockholders’ Equity

Common Stock

For the three months ended May 31, 2018	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of warrants	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, May 31, 2018	33,805,706	$3,381

During the three months ended May 31, 2018, the Company issued 18,821 shares of common stock upon the cashless exercise of 20,000 warrants and 35,797 shares of common stock upon issuance of restricted stock units.

During the three months ended May 31, 2017, the Company sold 1,123,266 shares of its common stock at an offering price of $5.25, resulting in net proceeds to the Company of $5,897,188. The shares issued to investors were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the private offering safe harbor provision of Rule 506 Regulation D.

8. Stock-based Compensation Plans

Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). A total of 3,000,000 shares of common stock was reserved for issuance under the Plan with an automatic share reserve increase, effective March 1, 2018.

On March 1, 2018, in accordance with the provisions of the Plan, the number of shares available for issuance increased by 1,500,000 shares, resulting in 3,211,448 shares available for issuance.

Warrants

The following table summarizes the continuity of the Company’s warrants during the three months ended May 31:

	2018		2017
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	2,515,248	$8.21	1,647,670	$2.91
Granted	-	-	550,000	5.25
Exercised	(20,000)	0.80	(22,548)	0.80
Forfeited	(100,000)	5.25	-	-
Expired	-	-	(314,667)	6.00
Outstanding, end of period	2,395,248	$8.40	1,860,455	$3.11
Exercisable, end of period	1,066,916	$7.32	836,705	$2.82

The following table summarizes information concerning outstanding warrants as at May 31:

	2018		2017
Exercise price	Number of warrants outstanding	Weighted average remaining life	Number of warrants outstanding	Weighted average remaining life
$0.80	582,081	7.50	912,452	0.51
$3.00	12,500	-	75,000	1.02
$5.25	430,000	8.19	550,000	9.98
$6.00	-	-	323,003	0.08
$12.00	840,667	7.84	-	-
$13.49	250,000	9.38	-	-
$13.89	280,000	9.44	-	-
Outstanding, end of period	2,395,248	8.13	1,860,455	3.26
Exercisable, end of period	1,066,916	6.98	836,705	0.35

Warrants were valued using the Black-Scholes pricing model. The following table shows key inputs into the valuation model for the three months ended May 31:

	2018	2017
Exercise price	$-	$5.25
Risk-free interest rate	-	2.02%
Expected dividend yield	-	0%
Expected volatility	-	110.72%
Expected life	-	6 years

During the three months ended May 31, 2018, an expense of $1.0 million (2017 – $0.2 million) was recorded in the condensed consolidated statement of operations in relation to warrants.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the three months ended May 31:

	2018	2017
	Number of RSUs	Number of RSUs
Outstanding, beginning of period	34,102	-
Granted	24,450	-
Vested	(35,797)	-
Outstanding, end of period	22,755	-
Weighted average remaining life (in years)	3.02	-

During the three months ended May 31, 2018, an expense of $0.2 million (2017 – $nil) was recorded in the condensed consolidated statement of operations in relation to RSUs.

9. Contingencies

In April 2018, depositions were held in connection with a claim filed against the Company by two individuals, in the Los Angeles Superior Court, seeking damages for breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock. The Company filed a motion for summary judgement on May 30, 2018 to dismiss all claims, which motion will be heard on August 13, 2018. The case is currently set for trial on September 12, 2018 in the Los Angeles Superior Court. Management believes that this case lacks merit and intends to continue to defend it vigorously. No amounts have been provided for in the consolidated financial statements with respect to this claim. Management has not yet determined what effect this lawsuit will have on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and any forward-looking statements should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, including those risks identified in the “Risk Factors” section of our most recent Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”, “we”, “Loop” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) development and protection of our intellectual property and products, (iii) our need for and ability to obtain additional financing, (iv) industry competition, (v) regulatory and other legal compliance, (vi) the exercise of the control over us by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (vii) other factors over which we have little or no control, (viii) our ability to remedy our material weaknesses in internal control over financial reporting, (ix) our ability to continue as a going concern, (x) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xi) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (xii) other factors discussed in our subsequent filings with the SEC.

Management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as at the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as at the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Introduction

Loop Industries, Inc. (“Loop”, “our”) is an innovative technology company focused on sustainability. Our mission is to accelerate the world’s shift toward sustainable plastic and away from its dependence on fossil fuels, essentially enabling a truly circular economy.

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

Prospective Future Growth

During the last three years, we have positioned Loop to be a leader in sustainability and the circular economy. We built our pilot plant in Terrebonne, Canada to optimize and showcase our proprietary depolymerization technology. We completed the expansion of our pilot plant to increase its capacity and demonstrate continuous operations and we also announced the successful activation of our breakthrough Generation II and the world’s first integrated waste to Loop™ PET resin manufacturing technology concept as we move into our next phase of commercialization.

We are developing plans to commercialize our technology in collaboration with multinational supply chain management companies and to manufacture Loop™ branded PET resin.

Our goal is to negotiate contracts with global consumer goods companies for the sale of Loop™ branded resin,and enable them to achieve their timeline and stated goals for sustainability.

We are continuing to invest in further optimizing our technology and developing our organizational strength and depth. Our research and development innovation hub in Terrebonne, Canada will continue optimizing our current technology as well as innovating into new areas of sustainability.

Results of Operations

The following table summarizes our operating results for the three months ended May 31, 2018 and 2017.

	Three Months Ended May 31,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	410,213	13,635	396,578
Other research and development	655,866	482,903	172,963
Total research and development	1,066,079	496,538	569,541

General and administrative
Stock-based compensation	775,456	208,870	566,586
Other general and administrative	1,580,094	680,710	899,384
Total general and administrative	2,355,550	889,580	1,465,970

Depreciation and amortization	101,069	90,487	10,582
Interest expense	12,913	-	12,913
Foreign exchange (gain) loss	(6,081)	46,485	(52,566)
Total operating expenses	3,529,530	1,523,090	2,006,440
Net loss	$(3,529,530)	$(1,523,090)	$(2,006,440)

First Quarter Ended May 31, 2018

Net loss for the three months ended May 31, 2018 increased $2.0 million to $3.5 million compared to the same period last year, primarily due to increased research and development costs of $0.6 million as well as increased general and administrative expenses of $1.5 million.

Research and development expenses for the three months ended May 31, 2018 amounted to $1.1 million, representing an increase of $0.6 million compared to the same period in fiscal 2017. The increase in research and development expenses was driven primarily by higher non-cash stock-based compensation expense of $0.4 million and higher compensation expense of $0.2 million resulting from the increased number of employees.

General and administrative expenses for the three months ended May 31, 2018 increased $1.5 million to $2.4 million as compared to the same period in fiscal 2017. The increase was primarily due to higher employee related expenses of $0.6 million, comprised mainly of non-cash stock-based compensation expense, in addition to higher legal fees related to legal proceedings and commercialization efforts, and consulting and accounting fees of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern Assumption

At the current stage of its development, Loop is a pre-revenue company, and its ongoing operations are being financed by raising new equity capital. To date, the Company has been successful in raising capital to finance its ongoing operations at successively higher valuations, reflecting investors’ belief in the potential for commercializing the Company’s branded resin and the progress made to date in implementing its business plans. As at May 31, 2018, the Company had cash on hand of $5.4 million.

Management continues to be positive about its growth strategy and is evaluating its financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of its ongoing operations.

As reflected in the accompanying consolidated financial statements, the Company has not yet begun commercial operations and does not yet have a recurring source of revenue. Since inception, the Company has accumulated a deficit of $24.8 million and during the three months ended May 31, 2018, the Company incurred a net loss of $3.5 million and used cash in operations of $2.2 million, which raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2018 and 2017 was as follows:

	Three Months Ended May 31,
	2018	2017
Net cash used in operating activities	$(2,171,061)	$(983,769)
Net cash used in investing activities	(592,316)	(55,453)
Net cash (used) provided by financing activities	(13,514)	5,618,716
Effect of exchange rate changes on cash	(17,807)	39,039
Net (decrease) increase in cash	$(2,794,698)	$4,618,533

Net Cash Used in Operating Activities

During the three months ended May 31, 2018, we used $2.2 million in operations compared to $1.0 million, the year prior. The increase is mainly due to increased operating expenses previously itemized as we move to the next phase of commercialization.

Net Cash Used in Investing Activities

During the three months ended May 31, 2018, the Company made capital asset investments of $0.6 million, primarily in connection with the expansion of our pilot plant.

Net Cash (Used) Provided by Financing Activities

During the three months ended May 31, 2018, we repaid $14 thousand of our long-term debt. During the three months ended May 31, 2017, we raised $5.9 million through the sale of additional common stock and the exercise of warrants.

Off-Balance Sheet Arrangements

As at May 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks associated with currency fluctuations and changes in foreign currency exchange rates as well as fluctuations in the supply and price of raw materials and commodity prices.

Foreign Currency Exchange Risk

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

Commodity Price Risk

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

Raw Material Price Risk

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the material weakness disclosed in our Annual Report on Form 10-K, filed on May 14, 2018 in connection with stock-based compensation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures and internal controls over financial reporting were not effective as at May 31, 2018. During the quarter, we continued to work on our remediation plan, however we could not perform remediation testing as that there were no warrants granted during the period.

B. Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during our most recent quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2017, a claim was filed against us by two individuals, in the Los Angeles Superior Court, seeking damages for breach of contract, breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock in connection with an alleged oral agreement for consulting services. The Company filed a motion for summary judgement on May 30, 2018 to dismiss all claims, which motion will be heard on August 13, 2018. The case is currently set for trial on September 12, 2018 in the Los Angeles Superior Court. Although the plaintiffs are seeking two million shares of the Company’s common stock, punitive damages and attorneys’ fees, the Company is currently unable to estimate the amount or dollar range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable. We believe that this case lacks merit and intend to continue to defend it vigorously. We have not yet determined what effect this lawsuit will have on our financial position or results of operations.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 14, 2018. No material changes to such risk factors have occurred during the three months ended May 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2018, we issued 18,821 shares of our common stock upon the cashless exercise of 20,000 warrants with an exercise price of $0.80. The shares and the warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On May 31, 2018, we issued 35,797 shares of our common stock upon the vesting of 35,797 restricted stock units pursuant to the 2017 Equity Incentive Plan.

ITEM 3. defaults upon senior securities

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Employment Agreement dated June 29, 2015, as amended February 15, 2016, by and between Loop Industries, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.4
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.7	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.9	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.10	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.12	Employment Agreement, dated April 10, 2018, by and between Loop Industries, Inc. and Nelson Switzer.			Filed herewith
14.1	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 3, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: July 3, 2018	By:	/s/ Frank Zitella
	Name:	Frank Zitella
	Title:	Chief Financial Officer and Treasurer (principal accounting officer and principal financial officer)

