Form 10-Q/A
period 2018-05-31
Loop Industries, Inc.
filed 2018-07-11
CIK 1504678

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

  EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Loop Industries, Inc. (the “Company”) for the quarterly period ended May 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2018 (the “Original Form 10-Q”). This Amendment is an exhibit-only filing. The Company files this Amendment solely for the purpose of filing Exhibit 10.12, the material terms of which were described in the Definitive Proxy Statement filed by the Company on May 18, 2018, and which was inadvertently omitted from the Original Form 10-Q. Except for the addition of Exhibit 10.12, this Amendment does not otherwise update any exhibits as originally filed.

No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Part II, Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

2

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	Jun 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Employment Agreement dated June 29, 2015, as amended February 15, 2016, by and between Loop Industries, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.4
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.7	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.9	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.10	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.12	Employment Agreement, dated April 10, 2018, by and between Loop Industries, Inc. and Nelson Switzer.			Filed herewith
14.1	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	000-54768	Filed July 3, 2018	32.1
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	000-54768	Filed July 3, 2018	32.2
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 11, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: July 11, 2018	By:	/s/ Frank Zitella
	Name:	Frank Zitella
	Title:	Chief Financial Officer and Treasurer (principal accounting officer and principal financial officer)

4