Form 10-Q
period 2018-08-31
Loop Industries, Inc.
filed 2018-10-10
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

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

As of October 9, 2018, there were 33,805,706 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and six months ended August 31, 2018

3

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2018	February 28, 2018

Assets
Current assets
Cash	$2,917,466	$8,149,713
Sales tax and tax credits receivable	316,909	364,634
Prepaid expenses	152,501	511,573
Total current assets	3,386,876	9,025,920
Property, plant and equipment, net	5,146,920	4,036,903
Intangible assets, net	409,559	332,740
Total assets	$8,943,355	$13,395,563

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,566,572	$1,983,072
Current portion of long-term debt	53,619	54,649
Total current liabilities	2,620,191	2,037,721
Long-term debt	987,489	1,033,777
Total liabilities	3,607,680	3,071,498

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 33,805,706 shares issued and outstanding (February 28, 2018 – 33,751,088)	3,381	3,376
Additional paid-in capital	33,156,104	30,964,970
Common stock issuable, 1,000,000 shares	800,000	800,000
Accumulated deficit	(28,343,121)	(21,275,181)
Accumulated other comprehensive loss	(280,689)	(169,100)
Total stockholders' equity	5,335,675	10,324,065
Total liabilities and stockholders' equity	$8,943,355	$13,395,563

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses -
Research and development	1,066,292	950,775	2,132,371	1,447,309
General and administrative	2,394,398	1,081,634	4,749,948	1,971,216
Depreciation and amortization	110,589	91,774	211,658	182,261
Interest expense	13,321	-	26,234	-
Foreign exchange (gain) loss	(46,190)	52,529	(52,271)	98,268
Total operating expenses	3,538,410	2,176,712	7,067,940	3,699,054

Net Loss	(3,538,410)	(2,176,712)	(7,067,940)	(3,699,054)

Other comprehensive loss -
Foreign currency translation adjustment	(59,322)	(167,398)	(111,589)	(157,422)
Comprehensive Loss	$(3,597,732)	$(2,344,110)	$(7,179,529)	$(3,856,476)

Loss per share
- Basic and Diluted	$(0.10)	$(0.07)	$(0.21)	$(0.11)

Weighted average common shares outstanding
- Basic and Diluted	33,805,706	32,625,928	33,768,516	31,830,628

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended August 31, 2018
	Common stock		Preferred stock					Accumulated
	par value $0.0001		par value $0.0001		Additional	Common		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$800,000	$(21,275,181)	$(169,100)	$10,324,065
Issuance of shares upon cashless exercise of warrants	18,821	2			(2)				-
Issuance of shares upon vesting of restricted stock units	35,797	3			(3)				-
Warrants issued for services					1,802,003				1,802,003
Restricted stock units issued for services					389,136				389,136
Foreign currency translation								(111,589)	(111,589)
Net loss							(7,067,940)		(7,067,940)
Balance, August 31, 2018	33,805,706	$3,381	1	$-	$33,156,104	$800,000	$(28,343,121)	$(280,689)	$5,335,675

	Six Months Ended August 31, 2017
	Common stock							Accumulated
	par value $0.0001				Additional	Common		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$800,000	$(7,237,803)	$(151,211)	$2,137,522
Issuance of common shares for cash, net of share issuance costs	1,123,266	112			5,897,076				5,897,188
Warrants issued for services					920,373				920,373
Issuance of shares upon exercise of warrant, net of share issuance costs	193,770	19			1,142,147				1,142,166
Issuance of shares upon cashless exercise of warrants	20,000	2			(2)				-
Foreign currency translation								157,422	157,422
Net loss							(3,699,054)		(3,699,054)
Balance, August 31, 2017	32,789,009	$3,279	1	$-	$16,682,984	$800,000	$(10,936,857)	$6,211	$6,555,617

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(7,067,940)	$(3,699,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,658	182,261
Stock-based compensation expense	2,191,139	920,373
Changes in operating assets and liabilities:
Sales tax and tax credits receivable	47,725	45,333
Prepaid expenses	359,072	(15,954)
Accounts payable and accrued liabilities	349,723	657,426
Advances from majority stockholder	-	(360,000)
Net cash used in operating activities	(3,908,623)	(2,269,615)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,038,775)	(168,002)
Additions to intangible assets	(66,195)	-
Net cash used in investing activities	(1,104,970)	(168,002)

Cash Flows from Financing Activities
Repayment of long-term debt	(26,808)	-
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs	-	7,039,354
Repayment of advances from majority stockholder	-	(249,762)
Stock subscriptions	-	54,780
Net cash (used) provided by financing activities	(26,808)	6,844,372

Effect of exchange rate changes	(191,846)	60,409
Net change in cash	(5,232,247)	4,467,164
Cash, beginning of period	8,149,713	916,487
Cash, end of period	$2,917,466	$5,383,651

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$26,234	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The Company, Basis of Presentation and Going Concern

The Company

Loop Industries, Inc. and its wholly-owned subsidiaries (“Loop” or the “Company”) is a technology company focused on sustainability. Its mission is to accelerate the world’s shift toward sustainable plastic and away from dependence on fossil fuels. Loop has created a technology poised to disrupt the plastics industry. This technology decouples plastic from fossil fuels by depolymerizing waste polyester plastic to its base building blocks (monomers). The monomers are then repolymerized to create virgin-quality polyester plastic that meets FDA requirements for use in food-grade plastic packaging and to produce polyester fiber for textile applications. Loop branded polyester resin is designed to allow consumer packaged goods companies to meet and exceed their stated sustainability goals and circular ambitions.

Common shares of the Company are listed on the NASDAQ Global Market under the symbol “LOOP.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The balance sheet information as at February 28, 2018 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2018, which is included in Item 8 of the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

Intercompany balances and transactions are eliminated on consolidation.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited interim condensed consolidated financial statements, the Company has not yet begun commercial operations and does not yet have a recurring source of revenue. Since inception, the Company has accumulated a deficit of $28.3 million and during the six months ended August 31, 2018, the Company incurred a net loss of $7.1 million and used cash in operations of $3.9 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

At the current stage of its development, Loop is a pre-revenue company, with its ongoing operations being financed by raising new equity capital. To date, the Company has been successful in raising capital to finance its ongoing operations.

As at August 31, 2018, the Company had cash on hand of $2.9 million. Management is evaluating its plans to continue to raise financing, the proceeds from which would be used to finance the start-up of its commercial operations and fund the further development of its ongoing pre-revenue operations. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

The accompanying unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and discharge its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

Foreign currency translations and transactions

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive income (loss) (“OCI”). As a result, foreign currency exchange fluctuations may impact operating expenses. The Company currently has not engaged in any currency hedging activities.

The following table summarizes the exchange rates used:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Period‑end Canadian $: US dollar exchange rate	$0.77	$0.80	$0.77	$0.80
Average period Canadian $: US dollar exchange rate	$0.77	$0.76	$0.77	$0.76

Expenditures are translated at the average exchange rate for the period presented.

Sales tax and tax credits receivable

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada. As at August 31, 2018 and February 28, 2018, the computed recoverable sales taxes amounted to $122,589 and $177,903, respectively.

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three and six months ended August 31, 2018 amounted to $1.1 million and $2.1 million, respectively (2017 – $1.0 million and $1.4 million, respectively).

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

For the three and six months ended August 31, 2018 and 2017, the calculations of basic and diluted loss per share are the same as potential dilutive securities would have an antidilutive effect. The potentially dilutive securities consisted of 2,345,957 outstanding warrants as at August 31, 2018 (2017 – 2,004,582).

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers. ASU 2014‑09 will eliminate transaction and industry‑specific revenue recognition guidance under current U.S. GAAP and replace it with a principle‑based approach for determining revenue recognition. On August 12, 2015, the FASB delayed the required implementation to fiscal years beginning after December 15, 2017 but now permitted organizations, such as the Company to adopt earlier. ASU 2014‑09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Entities can transition to the standard either retrospectively or as a cumulative‑effect adjustment as at the date of adoption. The Company has adopted ASU 2014‑09 on March 1, 2018 on a full retrospective basis and its adoption did not have any impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments – Overall (Subtopic 825‑10) Recognition and Measurement of Financial Assets and Financial Liabilities, which will significantly change practice for all entities. The targeted amendments to existing guidance are expected to include:

1.	Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income, unless they qualify for the proposed practicability exception for investments that do not have readily determinable fair values.

2.	Changes in instrument‑specific credit risk for financial liabilities that are measured under the fair value option would be recognized in other comprehensive income.

3.	Entities would make the assessment of the realizability of a deferred tax asset (“DTA”) related to an available‑for‑sale (“AFS”) debt security in combination with the entity’s other DTAs. The guidance would eliminate one method that is currently acceptable for assessing the realizability of DTAs related to AFS debt securities. That is, an entity would no longer be able to consider its intent and ability to hold debt securities with unrealized losses until recovery.

4.	Disclosure of the fair value of financial instruments measured at amortized cost would no longer be required for entities that are not public business entities.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this Statement has not had an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which amends the guidance in Topic 718 to clarify when a change to the terms or conditions of a share-based payment award requires the application of the guidance in Topic 718. The amendments provide that an entity shall account for the effects of a modification of a share-based payment award unless all the following conditions are met:

a.	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

b.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

c.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company adopted ASU 2017-09 on March 1, 2018. The adoption of the standard had no impact on the consolidated financial statements.

Recently issued accounting pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect that ASU 2018-07 will have an impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which clarify certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation – Stock Compensation – Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this Update clarifies that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined. The amendments in this Update are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect that this update will have an impact on its consolidated financial statements.

3. Property, Plant and Equipment, Net

	Estimated Useful Life	August 31, 2018	February 28, 2018
	(years)

Building	30	$1,899,105	$1,935,423
Land	indefinite	234,731	239,239
Building improvements	5	336,554	377,253
Machinery and equipment	3 – 8	3,386,904	2,189,195
Office equipment and furniture	8	118,110	101,756
Property, plant and equipment, gross		5,975,404	4,842,866
Less: accumulated depreciation		(828,484)	(805,963)
Property, plant and equipment, net		$5,146,920	$4,036,903

Depreciation expense is recorded as an operating expense in the unaudited interim condensed consolidated statements of operations and comprehensive loss and amounted to $89 thousand and $174 thousand for the three and six months ended August 31, 2018 (2017 – $75 thousand and $150 thousand, respectively).

4. Intangible Assets, Net

	Estimated Useful Life	August 31, 2018	February 28, 2018
	(years)

Intellectual property	7	$648,167	$533,369
Less: accumulated amortization		(238,608)	(200,629)
Intangible assets, net		$409,559	$332,740

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $22 thousand and $38 thousand for the three and six months ended August 31, 2018, respectively (2017 – $16 thousand and $32 thousand, respectively).

5. Long‑Term Debt

	August 31, 2018	February 28, 2018
Instalment loan	$1,041,108	$1,088,426
Less current portion	53,619	54,649
Non-current portion	$987,489	$1,033,777

Interest paid on the instalment loan during the three and six months ended August 31, 2018 amounted to $13,321 and $26,234, respectively (2017 – nil). As at August 31, 2018, the Company was in compliance with its financial covenants.

6. Related Party Transactions

Advances from majority stockholder

Mr. Daniel Solomita, or companies controlled by him, previously made advances to the Company, which were unsecured, non‑interest bearing with no formal terms of repayment. During the six months ended August 31, 2017, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $249,762. A balance of $28,710 was due as at August 31, 2017. Additionally, accrued compensation due to Mr. Solomita of $360,000 was paid during the six months ended August 31, 2017.

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer. The employment agreement is for an indefinite term.

The Company and Mr. Solomita entered into an amendment and restatement of the employment agreement on July 13, 2018. The amended and restated employment agreement provides for an increase in Mr. Solomita’s base salary and eligibility to participate in an annual cash bonus subject to performance measures. Mr. Solomita’s base salary and bonus opportunity are deemed retroactively effective to March 1, 2018. For the three and six months ended August 31, 2018, compensation expense for the Company’s CEO amounted to $116 thousand and $234 thousand, respectively, inclusive of the retroactive adjustment in accordance with the employment agreement as amended and restated on July 13, 2018. For the three and six months ended August 31, 2017, compensation expense was $45 thousand and $90 thousand, respectively.

In addition, the employment agreement provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, upon the achievement of certain performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The Company’s board of directors approved the grant of the restricted stock units, effective and contingent upon approval by the Company’s shareholders at the Company’s 2019 annual meeting of an increase in the number of shares available for grant under the Plan. The restricted stock units vest upon the achievement of applicable performance milestones. During the six months ended August 31, 2018 and 2017, no milestones were deemed probable of being met and, accordingly, the Company did not record any compensation expense in relation to the restricted stock units.

7. Stockholders’ Equity

Common Stock

For the six months ended August 31, 2018	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of warrants	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, August 31, 2018	33,805,706	$3,381

During the six months ended August 31, 2018, the Company issued 18,821 shares of common stock upon the cashless exercise of 20,000 warrants and 35,797 shares of common stock upon issuance of restricted stock units.

During the six months ended August 31, 2017, the Company sold 1,123,266 shares of its common stock at an offering price of $5.25, resulting in net proceeds to the Company of $5,897,188. During the six months ended August 31, 2017, the Company issued 20,000 shares of common stock upon the cashless exercise of 22,919 warrants and 193,770 shares of its common stock upon the exercise of warrants at an offering price of $6.00 per share, resulting in proceeds of $1,163,016.

8. Stock-based Compensation Plans

Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). A total of 3,000,000 shares of common stock were reserved for issuance under the Plan with annual automatic share reserve increases amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan.

On March 1, 2018, in accordance with the provisions of the Plan, the number of shares available for issuance were increased by 1,500,000 to a total of 3,235,898. At August 31, 2018, total number of shares available for issuance, net of shared issued, forfeited and expired amounted to 3,271,496.

Warrants

The following table summarizes the continuity of the Company’s warrants during the six months ended August 31:

	2018		2017
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	2,515,248	$8.21	1,647,670	$2.91
Granted	13,209	11.52	1,080,000	5.25
Exercised	(20,000)	0.80	(213,770)	5.52
Forfeited	(100,000)	5.25	(65,418)	2.90
Expired	(62,500)	4.80	(443,900)	6.00
Outstanding, end of period	2,345,957	$8.44	2,004,582	$3.21
Exercisable, end of period	1,071,915	$7.67	616,457	$1.19

The following table summarizes information concerning outstanding warrants as at August 31:

	2018		2017
Exercise price	Number of warrants outstanding	Weighted average remaining life	Number of warrants outstanding	Weighted average remaining life
$0.80	582,081	7.25	912,082	6.50
$3.00	-	-	12,500	0.76
$5.25	380,000	8.99	1,080,000	9.93
$11.52	13,209	9.86	-	-
$12.00	840,667	7.59	-	-
$13.49	250,000	9.13	-	-
$13.89	280,000	9.19	-	-
Outstanding, end of period	2,345,957	8.10	2,004,582	8.31
Exercisable, end of period	1,071,915	7.22	616,457	6.66

Warrants were valued using the Black-Scholes pricing model. The following table shows key inputs into the valuation model for the six months ended August 31:

	2018	2017
Exercise price	$11.52	$5.25
Risk-free interest rate	2.82%	1.60 to 2.02%
Expected dividend yield	0%	0%
Expected volatility	78%	82% to 84%
Expected life	6.5 years	4 to 6 years

During the three and six months ended August 31, 2018, an expense of $0.8 million and $1.8 million, respectively (2017 – $0.7 million and $0.9 million, respectively) was recorded in the condensed consolidated statement of operations in relation to warrants.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the three months ended August 31:

	2018	2017
	Number of RSUs	Number of RSUs
Outstanding, beginning of period	34,102	-
Granted	102,818	-
Vested	(35,797)	-
Forfeited	(1,625)	-
Outstanding, end of period	99,498	-
Weighted average remaining life (in years)	2.21	-

During the three and six months ended August 31, 2018, an expense of $0.2 million and $0.4 million, respectively (2017 – $nil) was recorded in the condensed consolidated statement of operations in relation to RSUs.

9. Contingencies

In connection with a claim filed against the Company by two individuals (the “Plaintiffs’), in the Los Angeles Superior Court, seeking damages for breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock the Plaintiffs filed a motion to further amend their complaint., The motion was granted on July 25, 2018 which has delayed the trial date from September 12, 2018 to May 8, 2019 in the Los Angeles Superior Court. Management believes that this case lacks merit and intends to continue to defend it vigorously. As such, no amounts have been provided for in the consolidated financial statements with respect to this claim. Management has not yet determined what effect, if any, this lawsuit could have on its financial position or results of operations.

10. Subsequent Events

Joint Venture Agreement

The Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement with Indorama Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited, on September 24, 2018 to form a 50:50 joint venture limited liability company by the name of Indorama Loop Technologies, LLC (“ILT”).

ILT will manufacture and commercialize polyester resin for beverage and consumer packaged goods companies and will have an exclusive license to use the Company’s proprietary technology to retrofit existing manufacturing facilities.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”, “we”, “Loop” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) status of our relationships with partners, including with IVL, (iii) development and protection of our intellectual property and products, (iv) our need for and ability to obtain additional financing, (v) industry competition, (vi) regulatory and other legal compliance, (vii) the exercise of the control over us by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (viii) other factors over which we have little or no control, (ix) our ability to remedy our material weaknesses in internal control over financial reporting, (x) our ability to continue as a going concern and raise funds sufficiency to support our ongoing operations, (xi) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise, and (xiii) other factors discussed in our subsequent filings with the SEC.

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

Investors and others should note that we announce material financial information to our investors using our investor relations web site (http://www.loopindustries.com/en/investors/home), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States ("U.S.") social media channels listed on our investor relations web site.

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

Prospective Future Growth

The annual global demand for polyester is estimated at 70 million metric tons (approximately 154 billion pounds) and is expected to grow 4% annually in the near term. This represents a total addressable market of approximately $130 billion today, with near term attractive growth rates. We expect to help address this demand by commercializing our science and technology in collaboration with multinational supply chain management and manufacturing companies and to manufacture Loop™ branded PET resin.

During the last three years, we believe we have positioned Loop to be a leader in sustainability and the circular economy. We built our pilot plant in Terrebonne, Canada to optimize and showcase our proprietary depolymerization technology and completed the expansion of our pilot plant to increase its capacity and demonstrate continuous operations.

In June 2018, we activated our breakthrough Generation II technology that we believe is significantly more streamlined and efficient with reduced energy use that eliminates water in the production of dimethyl terephthalate. We also engaged engineering partners to complete the design of the world’s first integrated waste-to-Loop™ PET resin manufacturing facility to upcycle waste PET and polyester fiber into virgin quality Loop PET resin and polyester fiber. These new world-class manufacturing facilities will use our Generation II technology and production processes and provide what we believe to be a fully integrated start-to-finish process to commercialize our innovative science and technology.

In September 2018, we reached a significant milestone in our global commercialization plan when we announced the creation of a joint-venture with Indorama Ventures Public Company Limited (IVL) to manufacture and commercialize sustainable polyester resin to meet the growing global demand from beverage and consumer packaged goods companies. This joint-venture brings together IVL’s world-class manufacturing footprint and our proprietary science and technology with a goal of becoming a reliable world leader in the circular economy for sustainable and recycled PET resin and polyester fiber. The 50:50 joint-venture has an exclusive world-wide license to use our technology to retrofit existing facilities to produce sustainably produced PET resin and polyester fiber with plans to begin commercial production in the first quarter of 2020. We expect that production from the facility will be fully subscribed by leading global consumer brands. This partnership is a key strategic step in our global commercialization plan and is focused on retrofitting existing Polyester and PET manufacturing facilities.

Our goal is to negotiate take-or-pay contracts with global consumer goods companies for the sale of Loop™ branded resin, and enable them to achieve their timeline and stated goals for sustainability.

We are continuing to invest in further optimizing our technology and developing our organizational strength and depth. Our research and development innovation hub in Terrebonne, Canada will continue optimizing our current technology as well as innovating into new areas of sustainability.

Results of Operations

The following table summarizes our operating results for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	250,242	208,450	41,792
Other research and development	816,050	742,325	73,725
Total research and development	1,066,292	950,775	115,517

General and administrative
Stock-based compensation	755,228	489,419	265,809
Other general and administrative	1,639,170	592,215	1,046,955
Total general and administrative	2,394,398	1,081,634	1,312,764

Depreciation and amortization	110,589	91,774	18,815
Interest expense	13,321	-	13,321
Foreign exchange (gain) loss	(46,190)	52,529	(98,719)
Total operating expenses	3,538,410	2,176,712	1,361,698
Net loss	$(3,538,410)	$(2,176,712)	$(1,361,698)

Net loss for the three months ended August 31, 2018 increased $1.4 million to $3.5 million compared to the same period last year, primarily due to increased general and administrative expenses of $1.3 million.

Research and development expenses remained relatively stable and amounted to $1.1 million and $1.0 million for the three months ended August 31, 2018 and 2017, respectively.

General and administrative expenses for the three months ended August 31, 2018 increased $1.3 million to $2.4 million as compared to the same period last year. The increase was primarily due to higher employee related expenses of $0.8 million resulting from the increased number of employees as well as a retroactive compensation adjustment associated with the amended employment agreement of the Company’s CEO and higher non-cash stock-based compensation expense, in addition to higher legal fees related to commercialization efforts, and consulting and accounting fees of $0.5 million.

The following table summarizes our operating results for the six months ended August 31, 2018 and 2017.

	Six Months Ended August 31,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	660,455	222,085	438,370
Other research and development	1,471,916	1,225,224	246,692
Total research and development	2,132,371	1,447,309	685,062

General and administrative
Stock-based compensation	1,530,684	698,289	832,395
Other general and administrative	3,219,264	1,272,927	1,946,337
Total general and administrative	4,749,948	1,971,216	2,778,732

Depreciation and amortization	211,658	182,261	29,397
Interest expense	26,234	-	26,234
Foreign exchange (gain) loss	(52,271)	98,268	(150,539)
Total operating expenses	7,067,940	3,699,054	3,368,886
Net loss	$(7,067,940)	$(3,699,054)	$(3,386,886)

Net loss for the six months ended August 31, 2018 increased $3.4 million to $7.1 million compared to the same period last year, primarily due to increased research and development costs of $0.7 million as well as increased general and administrative expenses of $2.8 million.

Research and development expenses for the six months ended August 31, 2018 increased $0.7 million to $2.1 million compared to the same period last year. The increase in research and development expenses was driven primarily by higher non-cash stock-based compensation expense of $0.4 million and higher compensation expense of $0.1 million resulting from the increased number of employees.

General and administrative expenses for the six months ended August 31, 2018 increased $2.8 million to $4.7 million as compared to the same period last year. The increase was primarily due to higher employee related expenses of $1.3 million, comprised mainly of non-cash stock-based compensation expense as well as higher compensation expense related to the increased number of employees and a retroactive compensation adjustment associated with the amended employment agreement of the Company’s CEO. Other elements explaining the increase include higher legal fees related to legal proceedings and commercialization efforts, and consulting, accounting and public company related fees of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern Assumption

At the current stage of our development, we are a pre-revenue company, and our ongoing operations are being financed by raising new outside capital. As at August 31, 2018, we had cash on hand of $2.9 million.

Management continues to be positive about its growth strategy and is evaluating its financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of its ongoing operations.

As reflected in the accompanying consolidated financial statements, we have not yet begun commercial operations and do not yet have a recurring source of revenue. Since inception, we have accumulated a deficit of $28.3 million and during the six months ended August 31, 2018, we incurred a net loss of $7.1 million and used cash in operations of $3.9 million, which raises substantial doubt about our ability to continue as a going concern. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six months ended August 31, 2018 and 2017 was as follows:

	Six Months Ended August 31,
	2018	2017
Net cash used in operating activities	$(3,908,623)	$(2,269,615)
Net cash used in investing activities	(1,104,970)	(168,002)
Net cash (used) provided by financing activities	(26,808)	6,844,372
Effect of exchange rate changes on cash	(191,846)	60,409
Net (decrease) increase in cash	$(5,232,247)	$4,467,164

Net Cash Used in Operating Activities

During the six months ended August 31, 2018, we used $3.9 million in operations compared to $2.3 million, the year prior. The increase is mainly due to increased operating expenses previously itemized as we move to the next phase of commercialization.

Net Cash Used in Investing Activities

During the six months ended August 31, 2018, the Company made capital asset investments of $1.1 million, primarily in connection with the expansion of our pilot plant.

Net Cash (Used) Provided by Financing Activities

During the six months ended August 31, 2018, we repaid $27 thousand of our long-term debt. During the six months ended August 31, 2017, we raised $6.8 million through the sale of additional common stock and the exercise of warrants.

Off-Balance Sheet Arrangements

As at August 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures and internal controls over financial reporting were effective as at August 31, 2018. During the quarter, we completed the remediation of our previously reported material weakness disclosed in our Annual Report on Form 10-K, filed on May 14, 2018, and in our Quarterly report on Form 10-Q, filed on July 3, 2018. The material weakness related to our accounting for stock-based compensation. Management has expanded its in-house expertise on accounting for stock-based compensation, as well as engaged an external advisor to advise on more complex stock-based compensation arrangements.

B. Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during our most recent quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2017, a claim was filed against us by two individuals (the “Plaintiffs”), in the Los Angeles Superior Court, seeking damages for breach of contract, breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock in connection with an alleged oral agreement for consulting services. The Plaintiffs filed a motion to further amend their complaint, which was granted on July 25, 2018 and which has delayed the trial date from September 12, 2018 to May 8, 2019 in the Los Angeles Superior Court. Although the plaintiffs are seeking two million shares of the Company’s common stock, punitive damages and attorneys’ fees, the Company is currently unable to estimate the amount or dollar range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable. We believe that this case lacks merit and intend to continue to defend it vigorously. We have not yet determined what effect this lawsuit will have on our financial position or results of operations.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 14, 2018 and below. Other than as set forth below, no material changes to such risk factors have occurred during the six months ended August 31, 2018.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Our consolidated financial statements for the quarter ended August 31, 2018 includes going concern disclosures, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

In order to have sufficient cash to fund our operations, we will need to raise additional equity or debt capital in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2018, we issued 35,797 shares of our common stock upon the vesting of 35,797 restricted stock units pursuant to the 2017 Equity Incentive Plan. The shares and the warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Amended and restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	000-54768	July 13, 2018	10.4
10.2	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.3	Limited Liability Company Agreement, dated September 24, 2018 by and between the Company, Indorama Ventures Holdings LP and other parties thereto	8-K	001-38301	September 28, 2018	10.1
10.4	License Agreement, dated September 24, 2018 by and between the Company and Indorama Loop Technologies, LLC	8-K	001-38301	September 28, 2018	10.2
10.5	Marketing Agreement, dated September 24, 2018 by and between the Company and Indorama Loop Technologies, LLC	8-K	001-38301	September 28, 2018	10.3
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 10, 2018	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: October 10, 2018	By:	/s/ Frank Zitella
	Name:	Frank Zitella
	Title:	Chief Financial Officer and Treasurer (principal accounting officer and principal financial officer)

