Form 10-Q
period 2018-11-30
Loop Industries, Inc.
filed 2019-01-09
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

As of January 8, 2019, there were 33,805,706 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and nine months ended November 30, 2018

3

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2018	February 28, 2018

Assets
Current assets
Cash	$3,528,258	$8,149,713
Restricted cash	100,000	-
Sales tax, tax credits and other receivables	297,028	364,634
Prepaid expenses	64,803	511,573
Total current assets	3,990,089	9,025,920
Property, plant and equipment, net	5,033,774	4,036,903
Intangible assets, net	404,667	332,740
Total assets	$9,428,530	$13,395,563

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,568,263	$1,983,072
Subscription deposits	100,000	-
Convertible notes	2,450,000	-
Current portion of long-term debt	52,628	54,649
Total current liabilities	5,170,891	2,037,721
Long-term debt	956,069	1,033,777
Total liabilities	6,126,960	3,071,498

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 33,805,706 shares issued and outstanding (February 28, 2018 – 33,751,088)	3,381	3,376
Additional paid-in capital	34,127,010	30,964,970
Common stock issuable, 1,000,000 shares	800,000	800,000
Accumulated deficit	(31,256,883)	(21,275,181)
Accumulated other comprehensive loss	(371,938)	(169,100)
Total stockholders' equity	3,301,570	10,324,065
Total liabilities and stockholders' equity	$9,428,530	$13,395,563

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses -
Research and development	792,111	3,894,454	2,924,483	5,341,763
General and administrative	1,971,847	2,720,078	6,721,796	4,691,294
Depreciation and amortization	155,053	98,755	366,710	281,016
Interest expense	14,883	-	41,117	-
Foreign exchange (gain) loss	(20,133)	(9,634)	(72,404)	88,634
Total operating expenses	2,913,761	6,703,653	9,981,702	10,402,707

Net Loss	(2,913,761)	(6,703,653)	(9,981,702)	(10,402,707)

Other comprehensive loss -
Foreign currency translation adjustment	(91,249)	155,354	(202,838)	(2,068)
Comprehensive Loss	$(3,005,010)	$(6,548,299)	$(10,184,540)	$(10,404,775)

Loss per share
- Basic and Diluted	$(0.09)	$(0.20)	$(0.30)	$(0.32)

Weighted average common shares outstanding
- Basic and Diluted	33,805,706	32,793,181	33,792,293	32,183,343

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended November 30, 2018
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$800,000	$(21,275,181)	$(169,100)	$10,324,065
Issuance of shares upon cashless exercise of warrants	18,821	2			(2)				-
Issuance of shares upon vesting of restricted stock units	35,797	3			(3)				-
Warrants issued for services					2,591,263				2,591,263
Restricted stock units issued for services					570,782				570,782
Foreign currency translation								(202,838)	(202,838)
Net loss							(9,981,702)		(9,981,702)
Balance, November 30, 2018	33,805,706	$3,381	1	$-	$34,127,010	$800,000	$(31,256,883)	$(371,938)	$3,301,570

	Nine Months Ended November 30, 2017
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$800,000	$(7,237,803)	$(151,211)	$2,137,522
Issuance of common shares for cash, net of share issuance costs	1,141,394	114			6,065,262				6,065,376
Warrants issued for services					5,235,253				5,235,253
Restricted stock units issued for services					88,664				88,664
Issuance of shares upon exercise of warrant, net of share issuance costs	193,770	19			1,162,997				1,163,016
Issuance of shares upon cashless exercise of warrants	20,000	2			(2)				-
Foreign currency translation								2,068	2,068
Net loss							(10,402,707)		(10,402,707)
Balance, November 30, 2017	32,807,137	$3,281	1	$-	$21,275,564	$800,000	$(17,640,510)	$(149,143)	$4,289,192

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(9,981,702)	$(10,402,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366,710	281,016
Stock-based compensation expense	3,162,045	5,323,917
Changes in operating assets and liabilities:
Sales tax and tax credits receivable	67,606	(2,831)
Prepaid expenses	446,770	(15,518)
Accounts payable and accrued liabilities	483,254	1,000,680
Advances from majority stockholder	-	(360,000)
Net cash used in operating activities	(5,455,317)	(4,175,443)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,428,174)	(273,550)
Additions to intangible assets	(95,179)	-
Net cash used in investing activities	(1,523,353)	(273,550)

Cash Flows from Financing Activities
Proceeds from sales of convertible debt	2,450,000	-
Convertible debt subscriptions	100,000	-
Repayment of long-term debt	(39,471)	-
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs	-	7,228,393
Repayment of advances from majority stockholder	-	(205,592)
Net cash (used) provided by financing activities	2,510,529	7,022,801

Effect of exchange rate changes	(53,314)	(50,527)
Net change in cash and restricted cash	(4,521,455)	2,523,281
Cash and restricted cash, beginning of period	8,149,713	916,487
Cash and restricted cash, end of period	$3,628,258	$3,439,768
Comprises of:
Cash	3,528,258	3,400,973
Restricted cash	100,000	38,795
	3,628,258	3,439,768
Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$41,117	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine Months Ended November 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Company, Basis of Presentation and Going Concern

Nature of the Company

Loop Industries, Inc. (“Loop” or “the Company”) is a technology company, whose mission is to accelerate the world’s shift toward sustainable plastic and away from our dependence on fossil fuels. Loop’s patented and proprietary technology decouples plastic from fossil fuels by depolymerizing waste polyester plastic and fiber to its base building blocks (monomers). The monomers are then filtered, purified and repolymerized to create virgin-quality polyester plastic that is suitable for use in food-grade packaging.

Common shares of the Company are listed on the Nasdaq Global Market under the symbol “LOOP.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The balance sheet information as at February 28, 2018 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2018, which is included in Item 8 of the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

Intercompany balances and transactions are eliminated on consolidation.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited interim condensed consolidated financial statements, the Company has not yet begun commercial operations and does not yet have a recurring source of revenue. Since inception, the Company has accumulated a deficit of $31.3 million and during the nine months ended November 30, 2018, the Company incurred a net loss of $10.0 million and used cash in operating activities of $5.5 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

At the current stage of its development, Loop is a pre-revenue company, with its ongoing operations being financed by raising new equity capital. To date, the Company has been successful in raising capital to finance its ongoing operations.

As at November 30, 2018, the Company had cash on hand of $3.5 million. Management is evaluating its plans to continue to raise funds, the proceeds from which would be used to finance the start-up of its commercial operations and fund the further development of its ongoing pre-revenue operations. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. If the Company does not raise additional financing, it might not be able to comply with the financial covenants related to its long-term debt and the cross-default provisions of the convertible notes.

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

The following table summarizes the exchange rates used:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Period‑end Canadian $: US dollar exchange rate	$0.75	$0.78	$0.75	$0.78
Average period Canadian $: US dollar exchange rate	$0.77	$0.77	$0.77	$0.77

Expenditures are translated at the average exchange rate for the period presented.

Sales tax and tax credits receivable

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada. As at November 30, 2018 and February 28, 2018, the computed recoverable sales taxes amounted to $63,709 and $177,903, respectively.

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three and nine months ended November 30, 2018 amounted to $0.8 million and $2.9 million, respectively (2017 – $3.9 million and $5.3 million, respectively).

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

For the three and nine months ended November 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same as potential dilutive securities would have an antidilutive effect. The potentially dilutive securities consisted of 2,345,957 outstanding warrants, 99,498 restricted stock units and 1,000,000 shares issuable to our CEO per his employment agreement (Note 6) as at November 30, 2018 (2017 – 2,684,582, 34,102 and 1,000,000, respectively).

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

Recently issued accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. ASU 2018-02 is applicable beginning March 1, 2019. The Company does not expect that ASU 2018-02 will have an impact on its consolidated financial statements.

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

3. Property, Plant and Equipment, Net

	Estimated	November 30,	February 28,
	Useful Life	2018	2018
	(years)

Building	30	$1,863,982	$1,935,423
Land	indefinite	230,390	239,239
Building improvements	5	380,174	377,253
Machinery and equipment	3 – 8	3,380,317	2,189,195
Office equipment and furniture	8	115,925	101,756
Property, plant and equipment, gross		5,970,788	4,842,866
Less: accumulated depreciation		(937,014)	(805,963)
Property, plant and equipment, net		$5,033,774	$4,036,903

Depreciation expense is recorded as an operating expense in the unaudited interim condensed consolidated statements of operations and comprehensive loss and amounted to $135 thousand and $309 thousand for the three and nine months ended November 30, 2018 (2017 – $83 thousand and $233 thousand, respectively).

4. Intangible Assets, Net

	Estimated	November 30,	February 28,
	Useful Life	2018	2018
	(years)

Intellectual property	7	$662,870	$533,369
Less: accumulated amortization		(258,203)	(200,629)
Intangible assets, net		$404,667	$332,740

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $20 thousand and $58 thousand for the three and nine months ended November 30, 2018, respectively (2017 – $16 thousand and $48 thousand, respectively).

5. Long‑Term Debt

	November 30, 2018	February 28, 2018
Instalment loan	$1,008,697	$1,088,426
Less current portion	52,628	54,649
Non-current portion	$956,069	$1,033,777

Interest paid on the instalment loan during the three and nine months ended November 30, 2018 amounted to $15 thousand and $41 thousand respectively (2017 – nil). As at November 30, 2018, the Company was in compliance with its financial covenants.

6. Related Party Transactions

Advances from majority stockholder

Mr. Daniel Solomita, or companies controlled by him, previously made advances to the Company, which were unsecured, non‑interest bearing with no formal terms of repayment. During the nine months ended November 30, 2017, the Company repaid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $250 thousand. A balance of $73 thousand was due as at November 30, 2017. Additionally, accrued compensation due to Mr. Solomita of $360 thousand was paid during the nine months ended November 30, 2017.

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer. The employment agreement is for an indefinite term.

The Company and Mr. Solomita entered into an amendment and restatement of the employment agreement on July 13, 2018. The amended and restated employment agreement provides for an increase in Mr. Solomita’s base salary and eligibility to participate in an annual cash bonus subject to performance measures. Mr. Solomita’s base salary and bonus opportunity are deemed retroactively effective to March 1, 2018. For the three and nine months ended November 30, 2018, compensation expense for the Company’s CEO amounted to $172 thousand and $522 thousand, respectively, inclusive of the retroactive adjustment in accordance with the employment agreement as amended and restated on July 13, 2018. For the three and nine months ended November 30, 2017, compensation expense was $45 thousand and $135 thousand, respectively.

In addition, the employment agreement provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, upon the achievement of certain performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The Company’s board of directors approved the grant of the restricted stock units, effective and contingent upon approval by the Company’s shareholders at the Company’s 2019 annual meeting of an increase in the number of shares available for grant under the Plan. The restricted stock units vest upon the achievement of applicable performance milestones. During the nine months ended November 30, 2018 and 2017, no milestones became probable of being met and, accordingly, the Company did not record any compensation expense in relation to the restricted stock units. As at November 30, 2018, one out of the four milestones was met.

7. Stockholders’ Equity

Common Stock

For the nine months ended November 30, 2018	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of warrants	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, November 30, 2018	33,805,706	$3,381

During the nine months ended November 30, 2018, the Company issued 18,821 shares of common stock upon the cashless exercise of 20,000 warrants and 35,797 shares of common stock upon issuance of restricted stock units.

During the nine months ended November 30, 2017, the Company sold, under a private placement, 1,123,266 shares of its common stock at an offering price of $5.25 and 18,128 of its common stock at an offering price of $12.00, resulting in proceeds to the Company of $6,114,724. During the nine months ended November 30, 2017, the Company issued 20,000 shares of common stock upon the cashless exercise of 22,919 warrants and 193,770 shares of its common stock upon the exercise of warrants at an offering price of $6.00 per share, resulting in proceeds of $1,163,016.

8. Stock-based Compensation Plans

Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). A total of 3,000,000 shares of common stock were reserved for issuance under the Plan with annual automatic share reserve increases amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan. 1,264,102 units were issued under the plan in the year ended February 28, 2018 and the balance of units available for issuance under the Plan at February 28, 2018 was 1,735,898.

At November 30, 2018, total number of shares available for issuance, net of shares issued, forfeited and expired amounted to 3,271,496. The table below summarizes activity in the number of shares available for issuance under the Plan for the nine months ended November 30, 2018:

For the nine months ended November 30, 2018	Number of units available for issuance
Balance, February 28, 2018	1,735,898
Automatic share reserve increase	1,500,000
Units granted	(116,027)
Units forfeited	101,625
Units expired	50,000
Balance, November 30, 2018	3,271,496

Warrants

The following table summarizes the continuity of the Company’s warrants during the nine months ended November 30:

	2018		2017
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	2,515,248	$8.21	1,647,670	$2.91
Granted	13,209	11.52	2,310,000	9.23
Exercised	(20,000)	0.80	(213,770)	5.52
Forfeited	(100,000)	5.25	(515,418)	4.95
Expired	(62,500)	4.80	(543,900)	5.86
Outstanding, end of period	2,345,957	$8.44	2,684,582	$7.16
Exercisable, end of period	1,206,081	$8.15	966,250	$4.90

The following table summarizes information concerning outstanding warrants as at November 30:

	2018		2017
Exercise price	Number of warrants outstanding	Weighted average remaining life	Number of warrants outstanding	Weighted average remaining life
$0.80	582,081	7.00	912,082	6.21
$3.00	-	-	12,500	0.50
$5.25	380,000	8.74	530,000	9.74
$11.52	13,209	9.61	-	-
$12.00	840,667	7.34	700,000	9.79
$13.49	250,000	8.88	250,000	9.88
$13.89	280,000	0.07	280,000	9.94
Outstanding, end of period	2,345,957	6.79	2,684,582	7.51
Exercisable, end of period	1,206,081	6.74	966,250	7.54

Warrants were valued using the Black-Scholes pricing model. The following table shows key inputs into the valuation model for the nine months ended November 30:

	2018	2017
Exercise price	$11.52	$5.25 to 13.89
Risk-free interest rate	2.82%	1.46 to 2.15%
Expected dividend yield	0%	0%
Expected volatility	78%	80% to 94%
Expected life	6.5 years	3 to 6 years

During the three and nine months ended November 30, 2018, an expense of $0.8 million and $2.6 million, respectively (2017 – $4.3 million and $5.2 million, respectively) was recorded in the condensed consolidated statement of operations in relation to warrants.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the three months ended November 30:

	2018	2017
	Number of RSUs	Number of RSUs
Outstanding, beginning of period	34,102	-
Granted	102,818	34,102
Vested	(35,797)	-
Forfeited	(1,625)	-
Outstanding, end of period	99,498	34,102
Weighted average remaining life (in years)	1.96	0.50

During the three and nine months ended November 30, 2018, an expense of $0.2 million and $0.6 million, respectively (2017 – $0.1 million and $0.1 million, respectively) was recorded in the condensed consolidated statement of operations in relation to RSUs.

9. Convertible notes

On November 13, 2018, the Company issued convertible promissory notes (the “Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the Notes (the “Warrants”), for an aggregate purchase price of approximately $2.45 million (the “Private Placement”). The Company expects to use the net proceeds of the Private Placement for general corporate and working capital purposes.

The notes carry an interest rate of 8.00% per annum and mature on May 13, 2019 (the “Maturity Date”), upon which date the outstanding principal amount of the Notes and all accrued and unpaid interest shall automatically convert into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the Notes (the “Conversion Price”). The total number of shares of Common Stock to be issued upon automatic conversion shall equal the outstanding principal amount of the Note and all accrued and unpaid interest on this Note, divided by the Conversion Price.

The Warrants are exercisable for an additional fifty percent (50%) of the shares of Common Stock issued upon the conversion of the Notes (the “Warrant Shares”). The per share purchase price (the “Exercise Price”) for each of the Warrant Shares purchasable under the Warrants shall be equal to the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the Notes. Each Warrant expires eighteen (18) months from the date of the conversion of the Notes (the “Expiration Date”). The Investors may exercise the Warrants at any time prior to the Expiration Date.

Due to the variable conversion price, the Notes contain characteristics of a variable share-forward sales contracts (“VSF”) under the guidance of ASC 480-10. Although management cannot predict future movements in the share price, it has concluded, for the purpose of the accounting for the convertible notes, that it is more likely than not that the Conversion Price will be below $13.00, resulting in the issuance of a variable number of shares, the Notes are classified as a liability, and accounted for at amortized cost.

Due to the variable number of warrants to be issued and the variable strike price of the Warrants, these do not meet the “fixed-for-fixed” criteria under ASC 815-40. Accordingly, the warrants are classified as a derivative liability, initially measured at fair value and subsequently revalued at fair value through the income statement. The fair value was calculated using a Monte Carlo simulation.

The aggregate value of the Notes and Warrants is broken down as follows as at November 30:

	2018	2017
Convertible notes	2,308,969	-
Warrants	141,031	-
Total	2,450,000	-

The Notes contain a prepayment option which would allow the Company to repay in cash the principal balance of the Notes and all accrued and unpaid interest at any date prior to the Maturity Date. In the occasion that the Company would exercise the prepayment option, no warrants would be issued.

The Company is currently authorized by its Board of Directors (the “Board”) to raise up to $5.0 million through the issuance of convertible debt with the same conditions as described above. As at November 30, 2018, the Company has received $0.1 million of subscriptions for additional convertible debt to be issued. These funds are accounted for as restricted cash.

10. Joint venture

The Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited, on September 24, 2018 to form a 50:50 joint venture limited liability company by the name of Indorama Loop Technologies, LLC (“ILT”).

The intention is for ILT to manufacture polyester resin for beverage and consumer packaged goods companies and will, using the Company’s technology, manufacture Loop branded resin. Pursuant to the Agreement, the Company has also committed to provide an initial capital contribution to ILT of $0.5 million by January 22, 2019. There was no activity in ILT from the date of inception of September 24, 2018 to November 30, 2018, with the exception of the Company’s contribution of an exclusive worldwide royalty-free license to use its proprietary technology. The Company has equity-accounted for its investment in ILT for the quarter ended November 30, 2018, which given the limited activities, had no impact on the consolidated financial statements.

In October 2018, the Company entered into a multi-year agreement with PepsiCo that will enable it to purchase production capacity from the Company’s joint venture facility with IVL in the United States and incorporate Loop™ PET resin, into its product packaging by early 2020.

11. Contingencies

In connection with a claim filed against the Company by two individuals (the “Plaintiffs”), in the Los Angeles Superior Court, seeking damages for breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock the Plaintiffs filed a motion to further amend their complaint., The motion was granted on July 25, 2018 which has delayed the trial date from September 12, 2018 to May 8, 2019 in the Los Angeles Superior Court. Management believes that this case lacks merit and intends to continue to defend it vigorously. As such, no amounts have been provided for in the consolidated financial statements with respect to this claim. In the event that the court decided in favor of the Plaintiffs, the Company may have to issue an additional two million shares of its common stock from treasury, causing dilution for existing shareholders of the Company. Additionally, the Company may have to reimburse the Plaintiffs legal fees for which management does not currently have an estimate.

12. Subsequent events

On January 3, 2019, the Company issued additional convertible promissory notes (the “Notes”), together with related warrants (the “Warrants”) to acquire 50% of the shares issued upon the conversion of the Notes for an aggregate purchase price of $0.2 million. The Notes and Warrants have identical characteristics to the convertible promissory notes and attached warrants described in note 9 above.

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

Investors and others should note that we announce material financial information to our investors using our investor relations web site (http://www.loopindustries.com/en/investors/home), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States ("U.S.") social media channels listed on our investor relations web site. The information contained on, or that can be accessed through, our website and social media channels is not a part of this Quarterly Report on Form 10-Q.

Introduction

Loop Industries, Inc. (“Loop” or “the Company”) is a technology company, whose mission is to accelerate the world’s shift toward sustainable plastic and away from our dependence on fossil fuels. Loop’s patented and proprietary technology decouples plastic from fossil fuels by depolymerizing waste polyester plastic and fiber to its base building blocks (monomers). The monomers are then filtered, purified and repolymerized to create virgin-quality polyester plastic suitable for use in food-grade packaging.

Common shares of the Company are listed on the Nasdaq Global Market under the symbol “LOOP.”

Prospective Future Growth

The annual global demand for polyester is estimated at 70 million metric tons1 (approximately 154 billion pounds) and is expected to grow 4% annually in the near term1. This represents a total addressable market of approximately $130 billion today1. We expect to help address this demand by commercializing our science and technology in collaboration with multinational supply chain management and manufacturing companies and to manufacture Loop™ branded PET resin.

During the last three years, we believe we have positioned Loop to be a leader in sustainability and the circular economy. We built our pilot plant in Terrebonne, Canada to optimize and showcase our proprietary depolymerization technology and completed the expansion of our pilot plant to increase its capacity and demonstrate continuous operations and we continue to pursue options to finance our growth strategy. Reader may refer to the liquidity and capital resources section below.

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

In September 2018, we reached a significant milestone in our global commercialization plan when we announced the creation of a joint-venture with Indorama Ventures Public Company Limited (IVL) to manufacture and commercialize sustainable polyester resin to meet the growing global demand from beverage and consumer packaged goods companies. This joint-venture brings together IVL’s world-class manufacturing footprint and our proprietary science and technology with a goal of becoming a reliable world leader in the circular economy for sustainable and recycled PET resin and polyester fiber. The 50:50 joint-venture has an exclusive world-wide license to use our technology to retrofit existing facilities to produce sustainably produced PET resin and polyester fiber with plans to begin commercial production in the first quarter of 2020. This partnership is a key strategic step in our global commercialization plan and is focused on retrofitting existing Polyester and PET manufacturing facilities. Additional details on this joint-venture can be found in the accompanying condensed consolidated financial statements (note 10).

Our goal is to negotiate take-or-pay contracts with global consumer goods companies for the sale of Loop™ branded resin, and enable them to achieve their timeline and stated goals for sustainability.

In October 2018, the Company entered into a multi-year agreement with PepsiCo that will enable it to purchase production capacity from the Company’s joint venture facility with IVL in the United States and incorporate Loop™ PET resin, which is 100% recycled material, into its product packaging by early 2020. As one of the largest purchasers of recycled PET plastic in the consumer goods space, PepsiCo has identified Loop™ PET resin as a commercially viable technology to expand the amount of recycled content in its product packaging and help meet its sustainability ambitions and consumer needs. This agreement aligns with PepsiCo’s Performance with Purpose vision and highlights the company’s commitment to adopt different and creative approaches to the challenges of plastics and waste. The deal will also include a marketing and communications plan to raise awareness of the importance of recycling, sustainability and the circular economy.

On November 29, 2018 the Company entered into a multi-year supply framework with certain members of the Coca-Cola Cross Enterprise Procurement Group to supply 100% recycled and sustainable Loop™ PET plastic from our joint venture facility with IVL in the United States to authorized Coca-Cola bottlers who enter into supply agreements with the company.

______________

1 Source: PET Polymer IHS Report (2018).

On December 19, 2018 we announced an agreement with thyssenkrupp Industrial Solutions’ division, Uhde Inventa-Fischer GmbH, a leading global polyester technology provider and polyester plant engineering firm, this strategic alliance is expected to shape the future of PET and Polyester manufacturing. The Global Alliance Agreement advances the integration of our respective technologies intended to provide a turn-key industrial solution for license to manufacturing companies seeking a commercially viable technology to produce sustainable PET and polyester plastic.

We are continuing to invest in developing our organizational strength and depth. On December 20, 2018 we announced the appointment of Nelson Gentiletti to the position of Chief Operating and Chief Financial Officer, an experienced and well recognized public company CFO, Mr. Gentiletti will be responsible for all of Loop's corporate functions. He will also draw upon his strong background in operations management and business development to support the Company in the rollout of the recently announced joint venture with Indorama Ventures and the development of Waste-to-Resin plants.

Our research and development innovation hub in Terrebonne, Canada will continue optimizing our current technology as well as innovating into new areas of sustainability.

Results of Operations

The following table summarizes our operating results for the three months ended November 30, 2018 and 2017.

	Three Months Ended November 30,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	249,548	2,899,435	(2,649,887)
Other research and development	542,563	995,019	(452,456)
Total research and development	792,111	3,894,454	(3,102,343)

General and administrative
Stock-based compensation	718,976	1,504,110	(785,134)
Other general and administrative	1,252,871	1,215,968	36,903
Total general and administrative	1,971,847	2,720,078	(748,231)

Depreciation and amortization	155,053	98,755	56,298
Interest expense	14,883	-	14,883
Foreign exchange (gain) loss	(20,133)	(9,634)	(10,499)
Total operating expenses	2,913,761	6,703,653	(3,789,892)
Net loss	$(2,913,761)	$(6,703,653)	$3,789,892

Net loss for the three months ended November 30, 2018 decreased $3.8 million to $2.9 million compared to the same period last year, primarily due to decreased research and development expenses of $3.1 million.

General and administrative expenses decreased by $0.7 million and amounted to $2.0 million compared to $2.7 million for the three months ended November 30, 2018 and 2017, respectively. The decrease was primarily due to lower employee related costs including non-cash stock-based compensation of $0.6 million and professional fees of $0.1 million.

Research and development expenses for the three months ended November 30, 2018 decreased $3.1 million to $0.8 million as compared to the same period last year. The decrease was primarily due to lower employee related expenses of $2.7 million resulting from lower non-cash stock-based compensation expense, in addition to lower engineering fees of $0.4 million related to completion of initial process design and development.

The following table summarizes our operating results for the nine months ended November 30, 2018 and 2017.

	Nine Months Ended November 30,
	2018	2017	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	910,004	3,121,520	(2,211,516)
Other research and development	2,014,479	2,220,243	(205,764)
Total research and development	2,924,483	5,341,763	(2,417,280)

General and administrative
Stock-based compensation	2,249,662	2,202,399	47,263
Other general and administrative	4,472,134	2,488,895	1,983,239
Total general and administrative	6,721,796	4,691,294	2,030,502

Depreciation and amortization	366,710	281,016	85,694
Interest expense	41,117	-	41,117
Foreign exchange (gain) loss	(72,404)	88,634	(161,038)
Total operating expenses	9,981,702	10,402,707	(421,005)
Net loss	$(9,981,702)	$(10,402,707)	$421,005

Net loss for the nine months ended November 30, 2018 decreased $0.4 million to $10.0 million compared to the same period last year, primarily due to decreased research and development costs of $2.4 million as well as increased general and administrative expenses of $2.0 million.

Research and development expenses for the nine months ended November 30, 2018 decreased $2.4 million to $2.9 million compared to the same period last year. The decrease in research and development expenses was driven primarily by lower non-cash stock-based compensation expense of $2.2 million and lower engineering fees of $0.4 million resulting from process design and development efforts.

General and administrative expenses for the nine months ended November 30, 2018 increased $2.0 million to $6.7 million as compared to the same period last year. The increase was primarily due to higher employee related expenses of $0.7 million, comprised mainly of non-cash stock-based compensation expense as well as higher compensation expense related to the increased number of employees and a retroactive compensation adjustment associated with the amended employment agreement of the Company’s CEO. Other elements explaining the increase include higher legal fees related to legal proceedings and commercialization efforts, and consulting, accounting and public company related fees of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern Assumption

At the current stage of our development, we are a pre-revenue company, and our ongoing operations are being financed by raising new capital. As at November 30, 2018, we had cash on hand of $3.5 million.

Management continues to be positive about its growth strategy and is evaluating its financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of its ongoing operations.

The company issued on November 13, 2018 convertible notes in the aggregate principal amount of $2.45 million and related warrants to acquire an additional 50% of the shares issued upon the exercise of the notes. The notes bear interest at a rate of 8% per annum and mature on May 13, 2019. The financing provides additional short-term liquidity while the Company actively pursues long term options to finance its growth strategy and the startup of large scale commercial operations pursuant to its announced joint venture with Indorama Ventures.

As reflected in the accompanying consolidated financial statements, we have not yet begun commercial operations and do not yet have a recurring source of revenue. Since inception, we have accumulated a deficit of $31.3 million and during the nine months ended November 30, 2018, we incurred a net loss of $10.0 million and used cash in operations of $5.5 million, which raises substantial doubt about our ability to continue as a going concern. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. If the Company doesn’t raise additional financing, it might not be able to comply with the financial covenants related to its long-term debt and the cross-default provisions of the convertible notes.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine months ended November 30, 2018 and 2017 was as follows:

	Nine Months Ended November 30,
	2018	2017
Net cash used in operating activities	$(5,455,317)	$(4,175,443)
Net cash used in investing activities	(1,523,353)	(273,550)
Net cash (used) provided by financing activities	2,510,529	7,022,801
Effect of exchange rate changes on cash	(53,314)	(50,527)
Net (decrease) increase in cash	$(4,521,455)	$2,523,281

Net Cash Used in Operating Activities

During the nine months ended November 30, 2018, we used $5.5 million in operations compared to $4.2 million, the year prior. The increase is mainly due to increased operating expenses previously itemized as we move to the next phase of commercialization.

Net Cash Used in Investing Activities

During the nine months ended November 30, 2018, the Company made capital asset investments of $1.5 million, primarily in connection with the expansion of our pilot plant.

Net Cash (Used) Provided by Financing Activities

During the nine months ended November 30, 2018, we issued $2.5 million of convertible debt, received $0.1 in subscription deposits and repaid $39 thousand of our long-term debt. During the nine months ended November 30, 2017, we raised $7.2 million through the sale of additional common stock and the exercise of warrants and repaid $0.2 million in advances from majority stockholder.

Off-Balance Sheet Arrangements

As at November 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures and internal controls over financial reporting were effective as at November 30, 2018. During the second quarter, we completed the remediation of our previously reported material weakness disclosed in our Annual Report on Form 10-K, filed on May 14, 2018, and in our Quarterly report on Form 10-Q, filed on July 3, 2018. The material weakness related to our accounting for stock-based compensation. Management has expanded its in-house expertise on accounting for stock-based compensation, as well as engaged an external advisor to advise on more complex stock-based compensation arrangements.

B. Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during our most recent quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2017, a claim was filed against us by two individuals (the “Plaintiffs”), in the Los Angeles Superior Court, seeking damages for breach of contract, breach of implied covenant of good faith and fair dealing, and promissory fraud, asserting entitlement to two million shares of our common stock in connection with an alleged oral agreement for consulting services. The Plaintiffs filed a motion to further amend their complaint, which was granted on July 25, 2018 and which has delayed the trial date from September 12, 2018 to May 8, 2019 in the Los Angeles Superior Court. Although the plaintiffs are seeking two million shares of the Company’s common stock, punitive damages and attorneys’ fees, the Company is currently unable to estimate the amount or dollar range of potential loss or recovery, if any, which might result if the final determination of this matter is favorable or unfavorable. We believe that this case lacks merit and intend to continue to defend it vigorously. In the event that the court decided in favor of the Plaintiffs, the Company may have to issue an additional two million shares of its common stock from treasury, causing dilution for existing shareholders of the Company. Additionally, the Company may have to reimburse the Plaintiffs legal fees for which management does not currently have an estimate.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 14, 2018 and below. Other than as set forth below, no material changes to such risk factors have occurred during the nine months ended November 30, 2018.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Our consolidated financial statements for the quarter ended November 30, 2018 includes going concern disclosures, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

In order to have sufficient cash to fund our operations, we will need to raise additional equity or debt capital in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Amended and restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	000-54768	July 13, 2018	10.4
10.2	Limited Liability Company Agreement, dated September 24, 2018 by and between the Company, Indorama Ventures Holdings LP and other parties thereto	8-K	001-38301	September 28, 2018	10.1
10.3	License Agreement, dated September 24, 2018 by and between the Company and Indorama Loop Technologies, LLC	8-K	001-38301	September 28, 2018	10.2
10.4	Marketing Agreement, dated September 24, 2018 by and between the Company and Indorama Loop Technologies, LLC	8-K	001-38301	September 28, 2018	10.3
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: January 9, 2019	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: January 9, 2019	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Operating Officer and Chief Financial Officer (principal accounting officer and principal financial officer)

