Form 10-K
period 2019-02-28
Loop Industries, Inc.
filed 2019-05-08
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
  Liquidity and capital resources
Commission File No. 000-54768

Loop Industries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand-Poitras Terrebonne, Québec, Canada J6Y 1Y4
(Address of principal executive offices zip code)

Registrant’s telephone number, including area code (450) 951-8555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LOOP	Nasdaq Global Market

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
Yes ☐  No ☒

As at August 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $149,232,154. As at May 2, 2019, there were 34,875,032 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III shall be incorporated by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2019 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) and our ability to sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company's business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise, and (x) other factors discussed in our subsequent filings with the SEC.

Management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as at the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PET is an acronym for polyethylene terephthalate, which is a plastic resin and a type of polyester showing excellent tensile and impact strength, chemical resistance, clarity, process-ability and reasonable thermal stability. PET is the material which is most commonly used for plastic packaging, including plastic bottles for water, carbonated soft drinks, containers for food and other consumer products, and is usually identified by a number 1, often inside an image of a triangle, on the packaging as well as on polyester fiber for a variety of applications including textiles.

ITEM 1. BUSINESS

Overview

Loop Industries, Inc. is a technology and licensing company whose mission is to accelerate the world’s shift toward sustainable plastic and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpet and polyester textile of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers).  The monomers are filtered, purified and repolymerized to create virgin-quality Loop™ branded PET plastic resin and polyester fiber suitable for use in food-grade packaging to be sold to consumer goods companies to help them meet their sustainability objectives.  Through our customers and production partners, Loop is leading a global movement toward a circular economy by commercializing a leading-edge technology which will ensure plastic stays in the economy for a more sustainable future for all.

Industry Background

We believe there is an increasing demand for action to address the global plastic crisis, which has been characterized by facts provided by leading academic and not-for profit organizations. For example, the University of Georgia reports eight million metric tons of plastic waste flows into our shared oceans every year, and, according to The New Plastics Economy, by 2050 more plastic waste is expected to be present in the ocean than fish (by mass). Couple this information with the global annual market demand for PET plastic and polyester fiber at nearly $130 billion, and the current growth projections from the 2018 IHS Polymer Market Report indicating this will exceed $160 billion by 2022, and the need for governments and consumer brands to take decisive action to stem this global plastic crisis becomes readily apparent.

Examples of actions and trends of 2018 and early 2019 that demonstrate the significance of the plastic crisis:

●
The United Kingdom has proposed a regulation expected to impose a tax on plastic packaging imported or manufactured in the United Kingdom that does not contain at least 30% recycled content. This compliments the proposed reform of the producer responsibility regime for packaging throughout the United Kingdom; and tools to increase the recycling of municipal waste from households and businesses in England;

●
The proposed European Union Directive on the reduction of the impact of certain plastic products on the environment is expected to require that single-use PET plastic bottles contain 25% recycled content by 2025 and 30% by 2030;

●
France has proposed to increase the price of single-use plastic containers that use virgin PET plastic by up to 10% in an effort to discourage consumers from buying packaging that does not contain recycled content;

●
Plastic pollution continues to be one of the most persistently covered environmental issues by media and local and global environmental non-governmental organizations; and

●
Global consumer goods companies have made significant commitments to make the transition to a circular plastic economy, namely:

i.
In January 2018, Danone’s evian® brand bottled spring water committed to a 100% recycled content package by 2025;
ii.
In 2018, Coca-Cola committed to an average recycled content of 50% across its plastic packaging by 2030;
iii.
In October 2018, PepsiCo committed to an average recycled content of 33% in its packaging by 2025;
iv.
In December 2018, Nestle Waters committed that its plastic packaging will contain 50% recycled content by 2025; and
v.
In February 2019, the L’OCCITANE Group, a global manufacturer and retailer of natural cosmetics, committed to a 100% recycled content package by 2025.

We believe these trends indicate that the transformation from a linear to a circular plastic economy is not only necessary and inevitable, but underway. And that this transition is leading to a substantial demand for sustainable, cost-effective, marketable Loop™ PET plastic resin and polyester fiber.

Our Technology

The power of our technology lies in its ability to divert and recover what is currently considered plastic waste from landfills, rivers, oceans and natural areas for use as feedstock to create new, sustainable, infinitely recyclable Loop™ PET plastic resin and polyester fiber. We believe our technology can deliver a cost-effective and profitable virgin quality PET plastic resin suitable for use in food-grade packaging.

Our Generation I technology process yielded polyethylene terephthalate (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET plastic, through depolymerization. While monomers were of excellent purity and strong yield, we continued to challenge ourselves to drive down cost and eliminate inputs. It was during this process that we realized we could eliminate water and chlorinated solvents from the purification process, reduce the number of reagents from five to two and reduce the number of purification steps from 12 to four, if we shifted from the production of PTA to the production of dimethyl terephthalate (“DMT”), another proven monomer of PET plastic that is far simpler to purify. Since June 2018, when we transitioned to our Generation II technology and our newly built industrial pilot plant, we continue to see consistently high monomer yields, excellent purity and improved conversion costs

This shift, from producing the monomer PTA to the monomer DMT was a pivotal moment for Loop. The Generation II technology is more cost-effective, easier to commercialize, more economical for our customers and requires less energy and fewer resource inputs than conventional PET production processes. We believe it to be one of the most environmentally sustainable methods for producing virgin quality food-grade PET plastic in the world.

To protect our technology, and in addition to the patents we hold for our Generation I (or “GEN I”) technology, we have patents pending for our Generation II (or “GEN II”) technology in various jurisdictions around the world. On April 9, 2019, the GEN II U.S. patent was formally approved and issued. Freedom to Operate searches have also been conducted that indicate no conflicts with any of our existing patents or applications and we adhere to rigorous internal data and confidentiality controls.

Commercialization Progress

During the year ended February 28, 2019, we continued executing our corporate strategy where Loop focused on developing three major streams of revenue. These revenue streams are expected to be from the sale of Loop™ PET plastic resin and polyester fiber to customers from our joint venture with Indorama Ventures Limited (“IVL”), license fees from our Waste-to-Resin (“WtR™”) facilities and development fees from the sale and construction of WtR™ facilities around the world.

In September 2018, in connection with the first of these streams, we announced a joint venture with IVL to manufacture and commercialize sustainable Loop™ branded PET plastic resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The joint venture agreement details the establishment of a 20,700 metric tonnes facility in the southeastern United States. As the 20,700 metric tonnes production capacity is fully subscribed by customers. which include Danone, PepsiCo, and Coca-Cola’s Cross Enterprise Procurement Group, the joint venture is evaluating increasing the capacity of the facility. The facility is expected to commence production in the second half of the calendar year 2020.

Also, in the 2019 fiscal year, we secured key partners such as Thyssenkrupp Industrial Solutions(“tkIS”), built our brand and continued to secure the feedstock needed to support our commercial success.

Production

There are two principal modes planned for commercializing production of Loop™ branded PET plastic resin and polyester fiber. These include the retrofit of existing PET production facilities and the development of greenfield integrated WtR™ facilities around the world, which are described here.

In September of 2018, we announced a joint venture with IVL to manufacture and commercialize sustainable Loop™ branded PET plastic resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The 50/50 joint venture has an exclusive world-wide license to use our technology to retrofit existing IVL facilities, so each can produce 100% sustainable Loop™ PET plastic resin and polyester fiber. The first facility, in Spartanburg, South Carolina, is anticipated to begin commercial production in the second half of the calendar year 2020 and is expected to produce 20,700 metric tonnes of sustainable Loop™ PET plastic resin and is fully subscribed by leading global consumer brands.

As part of the joint venture agreement, the Company anticipates contributing equity to meet its financial obligations under the joint venture agreement with IVL. As at May 2, 2019, the Company has contributed $500,000 to the joint venture. Also, due to increasing market demand from existing and potential customers, and the positive work on the preliminary engineering conducted at the facility, the joint venture is evaluating options to increase the capacity at the plant to 40,000 metric tonnes and the Company anticipates a decision to be made by the second quarter of the fiscal year 2020. If the joint venture decides to expand production capacity, this would increase the Company’s required equity contribution to the joint venture. The Company expects that the additional capacity will be sold to existing and new customers that are currently under negotiation.

We are also in the process of identifying additional facilities suitable for retrofit. The partnership with IVL, which we believe to be one of the world’s largest global integrated PET plastic resin manufacturer, helps bring Loop™ PET sustainable plastic resin and polyester fiber to market more quickly and further emboldens the confidence of our customers to sign multi-year supply agreements and term sheets with us.

To drive our WtR™ solution, which is a key pillar of our commercialization blueprint, December 2018 saw us enter into a Global Alliance Agreement with Thyssenkrupp Industrial Solutions (“tkIS”) aimed at transforming the future of sustainable PET plastic resin manufacturing by combining our breakthrough depolymerization technology with tkIS’s PET Melt-To-Resin® technology. As one of the world’s leading PET and polyester engineering companies, we believe tkIS is perfectly positioned to help us commercialize our WtR™ solution—a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber.

We believe the WtR™ solution will result in a highly scalable recurring revenue licensing model to supply the global demand for 100% sustainable Loop™ PET plastic resin and polyester fiber, allowing us to rapidly penetrate and transform the plastic market and fully capitalize on our disruptive potential to be the leader in the circular economy for PET plastic. This fundamentally changes where and how PET plastic resin production occurs—no longer does PET plastic resin production need to be bound to fossil fuels and fossil fuel infrastructure. WtR™ facilities could be located near large urban centers where feedstock is located, and transportation and logistics costs could be significantly reduced as the distance between feedstock, manufacturing and customer use is collapsed.

We believe the proposition for those seeking a turnkey solution to manufacture Loop™ PET plastic resin and polyester fiber, such as chemical companies, waste managers, existing recyclers and even consumer good companies around the world is compelling. We further believe this will create a recurring licensing revenue stream for us while expanding the capacity of Loop™ PET plastic resin and polyester fiber in the marketplace to meet the substantial demand from consumer goods companies.

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past year we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET plastic resin and polyester fiber provides the ideal solution for these brands because Loop™ PET plastic resin and polyester fiber is recyclable and contains 100% recycled PET and polyester fiber content with virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies can now market packaging made from a 100% Loop™ branded PET plastic resin and polyester fiber.

As a result, in the 2019 Fiscal year, we delivered a significant number of announcements with some of the world’s leading brands, including:

●
Multi-year supply agreement with Danone SA, one of the world’s leading global food and beverage companies. Danone will purchase 100% sustainable and upcycled Loop™ branded PET from Loop’s joint venture facility with IVL in the United States for use in brands across its portfolio including evian®, Danone’s iconic natural spring water;

●
Multi-year supply agreement with PepsiCo, one of the largest purchasers of recycled PET plastic, enabling them to purchase production capacity from Loop’s joint venture facility with IVL in the United States and incorporate Loop™ PET plastic resin into its product packaging by 2020;

●
Multi-year supply framework with the Coca-Cola system’s Cross Enterprise Procurement Group to supply 100% recycled and sustainable Loop™ PET plastic resin from our joint venture facility with IVL in the United States to authorized Coca-Cola bottlers who enter into supply agreements with us;

●
Multi-year supply agreement with L’Occitane to supply 100% recycled and sustainable Loop™ PET plastic resin from our first European production facility;

●
A new program, free to consumers of Gatorade Gx and Drinkfinity, subsidiaries of PepsiCo, to return used Gatorade Gx and Drinkfinity pods to Loop where the PET from the pods will be processed using Loop’s technology to make Loop™ PET plastic resin and polyester fiber, and all other recyclable components are sent for recycling;

●
A new program, free to consumers of Drinkworks by Keurig®, to return used Drinkworks pods to Loop where the PET from the pods will be processed using Loop’s technology to make Loop™ PET plastic resin and polyester fiber and all other recyclable components are sent for recycling;

●
Letter of Intent with L’Oréal Group, the global leader in the beauty industry setting the stage for L’Oréal to work towards becoming the first major cosmetics company in the world to close the loop on their PET plastic packaging by incorporating Loop™ PET; and

●
Letter of Intent with Nestle Waters North America setting forth the framework conditions for a multi-year supply agreement for Loop™ PET.

Loop believes that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-like quality of Loop™ branded PET and the marketability of Loop™ PET to extoll the sustainability credentials of consumer brands that incorporate Loop™ PET, it will sell its Loop™ branded PET at a premium price relative to virgin PET.

Turning Waste into Feedstock

To us, waste PET plastic and polyester fiber is feedstock, the materials introduced into our Generation II depolymerization technology to yield PET monomers. Our technology can use plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even ocean plastics that have been degraded by sun and salt. This is yet another distinct advantage of Loop™ PET over mechanically recycled PET, our ability to use materials that nearly all other recyclers do not use. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into our shared rivers, oceans and natural areas.

We have a dedicated team studying the availability of feedstock to ensure each planned facility can operate continuously. The team has already identified the sources required for our first joint venture facility with IVL and is now focused on signing supply agreements to secure this feedstock for the long term.

The team is also conducting a macro-to-micro analysis in the United States, Canada, European Union and Asia to help us evaluate the size and location of our next facilities. The approach includes a fulsome inventory of PET materials introduced into a region, the materials collected (or recycled) in the region and the material loss, or the difference between the material introduced and the material collected. This allows us to identify not only the material traditionally available for recycling, but how material can be effectively diverted from landfill, rivers, oceans and natural areas by providing a new outlet for what was formerly considered waste.

Intellectual Property

We rely on a combination of patent and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

We have two patent groups, referred to as GEN I technology and the GEN II technology, with claims relating to our proprietary technology for depolymerization of PET.

●
The GEN I portfolio has two issued U.S. patents and a pending U.S. application expected to expire on or around July 2035. Internationally, we also have an issued patent in Taiwan, an allowed application in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, the Philippines, and South Africa, all expected to expire on or around July 2036 if granted.

●
The GEN II technology portfolio has an issued U.S. patent and a pending U.S. application expected to expire on or around September 2037; as well as a PCT application and non-PCT applications in Argentina, Bangladesh, Bolivia, Bhutan, members of the Gulf Cooperation Council, Iraq, Pakistan, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2037 if granted. Additionally, we have three pending provisional applications directed to additional aspects of the GEN II technology. Any patents that would ultimately grant from these provisional applications would be expected to expire no earlier than 2039, if granted.

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

The use of mechanically recycled PET for food grade applications in India is not permitted, and in Japan and China it is highly inadvisable for a variety of reasons including the perception of contamination from mechanically recycled sources. We believe that means that Loop™ PET plastic resin and polyester fiber has a distinct advantage in these markets, which represent nearly three billion people or approximately 38% of the global population. Since our product is not mechanically recycled PET, we expect that demand from PET manufacturers and global consumer goods companies in these regions for 100% Loop™ branded PET plastic resin and polyester fiber will be a significant part of our strategy going forward.

Employees

As at May 2, 2019, we have 34 employees, 33 of which are located in Terrebonne, Quebec, Canada and one located in Toronto, Ontario, Canada. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Loop Holdings was originally incorporated in Nevada on October 23, 2014. The depolymerization technology underlying our business was originally developed by Hatem Essaddam who sold the technology and related intellectual property rights to Loop Holdings in October 2014, pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings, and Daniel Solomita. The intellectual property acquired pursuant to such Intellectual Property Agreement formed the basis for establishing the GEN I technology that was initially used by the Company. The GEN I technology has now been superseded by the development of the Company’s GEN II technology, which forms the basis for our commercialization into the future. We do not intend to commercialize our GEN I technology.

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

Corporate Information

Our principal executive offices are located at 480 Fernand-Poitras Street, Terrebonne, Quebec, Canada J6Y 1Y4. Our telephone number is (450) 951-8555. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Available Information

Our website is located at www.loopindustries.com, and our investor relations website is located at https://www.loopindustries.com/en/investors/sec. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2019 was
$17.5 million. We have four customer agreements signed and we have earned no revenues to date. We have financed our operations primarily through sales of common stock and incurrence of debt and have devoted substantial efforts to research and development, as well as building our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our products, obtain the regulatory approvals necessary to commercialize our products and attract additional customers. We expect to incur operating losses in future periods. These losses will occur as we do not have any revenues to offset the expenses associated with our business operations. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability. We cannot guarantee that we will ever be successful in generating revenues in the future. If we are unable to generate revenues, we will not be able to earn profits or continue operations.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our business was started in October 2014 with the incorporation of Loop Holdings, Inc. and 8198381 Canada Inc., and the acquisition of intellectual property from Hatem Essaddam in October 2014. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our technology. We have not yet demonstrated the ability to manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.

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

We and our potential future collaborators may spend many years and dedicate significant financial and other resources developing our technology that may never be successfully commercialized. Our technology may never become successfully commercialized for any of the following reasons:

●
we may not be able to secure sufficient funding to progress our technology through development and commercial validation;
●
we or our future collaborators may be unable to obtain the requisite regulatory approvals for our technology;
●
competitors may launch competing or more effective technology;
●
our technology may not be commercially successful;
●
current and future collaborators may be unable to fully develop and commercialize products containing our technology or may decide, for whatever reason, not to commercialize such products; and
●
we may be unable to secure adequate patent protection in the necessary jurisdictions.

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

Our research and development activities are performed from a single location in Terrebonne, Quebec. Our continued innovation activities rely on an uninterrupted and fully functioning pilot plant. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process in a timely manner could reduce our revenues and materially harm our business.

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

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, the yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the high cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Our hedging procedures may be insufficient, and our results could be materially impacted if costs of materials increase.

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

We may face costly intellectual property infringement claims, the result of which would decrease the amount of cash available to operate and complete our business plan.

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

We have identified material weaknesses in our internal control over financial reporting and if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

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

We have identified material weaknesses in our internal controls over financial reporting in connection with the audits of Fiscal 2017 and Fiscal 2018. As at February 28, 2017, we identified a material weakness relating primarily to the lack of formalized procedures around financial reporting. In the third quarter of Fiscal 2018, we identified a material weakness relating to the accounting for stock-based compensation, which contributed to the restatement of the previously issued 2017 annual consolidated financial statements and of our first and second quarter consolidated financial statements for fiscal 2018.

We have taken steps to remediate the issues that contributed to the material weaknesses and while we believe that these efforts have improved our internal control over financial reporting, see Item 9A. “Controls and Procedures,” there can be no assurance that the adjustments will ensure that we identify or avoid a material weakness in the future. Further, we may not be able to remediate a future material weakness in a timely manner and our management may be required to devote significant time and expense to remediate any such material weakness.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

RISKS ASSOCIATED WITH OUR SECURITIES

The issuance of common stock upon conversion of our November 2018 Convertible Notes and our January 2019 Convertible Notes, and specifically the floating conversion price feature of our November 2018 Convertible Notes, could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our November 2018 Convertible Notes and our January 2019 Convertible Notes are convertible into shares of our common stock under certain circumstances as described under “Recent Developments” herein. Upon conversion of the November 2018 Convertible Notes and the January 2019 Convertible Notes, in accordance with their terms, we will be required to deliver shares of our common stock to their holders. Our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the November 2018 Convertible Notes and the January 2019 Convertible Notes. Because the number of shares we will be required to issue upon conversion of the November 2018 Convertible Notes is subject to a floating conversion price that is not subject to a floor, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease could cause substantial dilution to our existing stockholders. Any such issuances of common stock will result in immediate dilution to the interests of other stockholders. Further, any sales in the public market of any shares of common stock issued upon conversion or hedging or arbitrage trading activity that develops due to the potential conversion of the November 2018 Convertible Notes or of the January 2019 Convertible Notes could adversely affect prevailing market prices of our common stock.

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

Trading volume in our stock can fluctuate and an active trading market for our common stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be volatile, and our stockholders could incur significant investment losses.

The trading price for our common stock will be affected by a number of factors, including:

●
any change in the status of our Nasdaq listing;
●
the need for near-term financing to continue operations;
●
reported progress in our efforts to develop and commercialize our technology, relative to investor expectations;
●
general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
●
future issuances and/or sales of our securities;
●
announcements or the absence of announcements by us, or our competitors, regarding collaborations, new products, significant contracts, commercial relationships or capital commitments;
●
commencement of, or involvement in, litigation;
●
any major change in our board of directors or management;
●
changes in governmental regulations or in the status of our regulatory approvals;
●
announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;
●
a lack of, or limited, or negative industry or security analyst coverage;
●
uncertainty regarding our ability to secure additional cash resources with which to operate our business;
●
short-selling or similar activities by third parties; and
●
other factors described elsewhere in these Risk Factors.

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

As at May 2, 2019, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, beneficially owns 18,600,000 shares of common stock, or 53.3% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring that Mr. Solomita retains control even if his presently-held 53.3% of the issued and outstanding shares of our common stock is diluted to a level below a majority.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a territorial system. The impact of enactment of U.S. tax reform was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Treasury Department on several provisions including the computation of the transition tax. We continue to examine the impact this tax reform legislation may have on our business and we urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On January 26, 2018, we completed the purchase of the land and building housing our pilot plant and corporate offices located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. The 22,042 square foot facility includes 4,080 square feet for our executive offices and 17,962 square feet for our innovation and operational activities. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

On January 27, 2017, two individuals (“Plaintiffs”), filed a claim against us in the Los Angeles Superior Court (“Court”), seeking damages for breach of implied covenant of good faith and fair dealing, breach of contract, and promissory fraud, asserting entitlement to shares of our common stock. On February 25, 2019, we and the Plaintiffs entered into a settlement agreement and release (“Settlement Agreement”), which sets forth the parties’ agreement in principle for settlement. Through the Settlement Agreement, we, Plaintiffs and certain other parties to the Settlement Agreement agreed to mutual releases of any and all claims.

Pursuant to the terms of the Settlement Agreement, without agreeing that any of the Plaintiffs’ claims have merit, we agreed to issue to the Plaintiffs 150,000 shares of our common stock (“Plaintiff Common Shares”) and 500,000 warrants exercisable for shares of our common stock (“Plaintiff Warrants”). The Plaintiff Common Shares will be restricted upon issuance, but within 180 days following the date of the Settlement Agreement, we have agreed to file and use its reasonable best efforts to have declared effective a registration statement to register the Plaintiff Common Shares and the shares of the Company’s common stock underlying the Plaintiff Warrants. We also agreed to maintain such registration statement for 2 years from the date of effectiveness unless the Plaintiffs sell or otherwise transfer the shares covered by such registration statement prior to the two-year anniversary. 300,000 of the Plaintiff Warrants are exercisable for shares of our common stock at an exercise price of $12.00 per share for a period of 24 months following the date of the Settlement Agreement. The remaining 200,000 Plaintiff Warrants are exercisable for shares of our common stock at an exercise price of $11.00 per share for a period of 24 months, but in the event the Company’s 5-day average trading price during any period in the first 18 months following the date of the Settlement Agreement is above $11 per share, then the exercise term of such warrants shall automatically be reduced to 18 months instead of 24 months.

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

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement for the 2019 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after February 28, 2019.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

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

Holders

As at May 2, 2019, there were 34,875,032 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 78 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or By-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●
we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended February 28, 2019, we issued:

●
150,000 shares of common stock pursuant to the terms of the Settlement Agreement. For more information, see “ITEM 3. Legal Proceedings” of this Form 10-K;

●
On January 15, 2019, we sold convertible promissory notes and warrants to accredited investors for an aggregate purchase price of $4,500,000. We relied on Section 4(a)(2) of the Securities Act or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the purchasers relative to their accreditation and/or sophistication and/or their relationship to the company (directors and officers), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the purchasers.

●
On November 13, 2018, we sold convertible promissory notes and warrants to accredited investors for an aggregate purchase price of $2,450,000 and on January 3, 2019, we sold convertible promissory notes and warrants to accredited investors for an aggregate purchase price of $200,000. We relied on Section 4(a)(2) of the Securities Act or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the purchasers relative to their accreditation and/or sophistication and/or their relationship to the company (directors and officers), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the purchasers.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2019.

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

Introduction

Loop Industries, Inc. is an innovative technology company focused on sustainability. Our mission is to accelerate the world’s shift toward sustainable plastic and away from its dependence on fossil fuels. Loop’s patented and proprietary technology decouples plastic from fossil fuels by depolymerizing waste polyester plastic and fiber to its base building blocks (monomers). The resulting monomers are then polymerized into virgin-quality PET plastic that meets FDA requirements for use in food-grade plastic packaging, such as water and soda bottles, and polyester fiber for textile applications.

Loop’s technology allows for low value and no value waste PET plastic and polyester fibers such as carpets and clothing to be upcycled into high value PET/polyester packaging for consumer goods companies. The Company’s zero energy depolymerization technology specifically targets PET/polyester, allowing for the removal of all waste impurities, such as colors/dyes, labels and non-PET plastic waste. The Company believes this provides it with an innovative technology to help achieve our mission.

Loop’s technology uses waste PET plastics such as water bottles, soda bottles, consumer packaging, carpets, polyester textiles and industrial waste as feedstock to process. These feedstocks are available through municipal triage centers, industrial recycling and landfill reclamation projects.

Plan of Operation

During the year ended February 28, 2019, we continued executing our corporate strategy where Loop focused on developing three major streams of revenue. These revenue streams are expected to be from the sale of Loop™ PET plastic resin and polyester fiber to customers from our joint venture with Indorama Ventures Limited (“IVL”), license fees from our Waste-to-Resin (“WtR™”) facilities and development fees from the sale and construction of WtR™ facilities around the world. In September of 2018, in connection with the first of these streams, we announced a joint venture with IVL to manufacture and commercialize sustainable Loop™ branded PET plastic resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The 50/50 joint venture has an exclusive world-wide license to use our technology to retrofit existing IVL facilities, so each can produce 100% sustainable Loop™ PET plastic resin and polyester fiber. The first facility, in Spartanburg, South Carolina, is anticipated to begin commercial production in the second half of the calendar year 2020 and is expected to produce 20,700 metric tonnes of sustainable Loop™ PET plastic resin and is fully subscribed by leading global consumer brands. As part of the joint venture agreement to establish the facility to produce 20,700 metric tonnes, the Company is committed to contribute its equity share of the costs under the joint venture agreement to construct the facility. As at May 2, 2019, the Company has contributed $500,000 to the joint venture. Also, due to increasing market demand from existing and potential customers, as well as the positive work on the preliminary engineering work conducted at the facility, the joint venture is evaluating options to increase the capacity at the plant to 40,000 metric tonnes and anticipates a decision to be made by the second quarter of the fiscal year 2020. This would entail increasing the Company’s equity contribution.

The Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”), as stated above, with Indorama Ventures Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited, to manufacture and commercialize sustainable polyester resin to meet the growing global demand from beverage and consumer packaged goods companies. Each company will have 50/50 equity interest in Loop Indorama Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

This partnership brings together Indorama Venture’s manufacturing footprint and Loop’s proprietary science and technology to become a supplier in the ‘circular’ economy for 100% sustainable and recycled PET resin and polyester fiber.
The Company is contributing to the 50/50 joint venture an exclusive world-wide royalty-free license to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

The Company expects to record its first commercial revenues from the joint venture in the second half of the calendar year 2020.

We believe the proposition for those seeking a turnkey solution to manufacture Loop™ PET plastic resin and polyester fiber, such as chemical companies, waste managers, existing recyclers and consumer good companies around the world is compelling. We further believe this will create a recurring licensing revenue stream for us while expanding the capacity of Loop™ PET plastic resin and polyester fiber in the marketplace to meet the substantial demand from consumer goods companies.

Consumer brands are seeking a solution to their plastic challenge, and they are taking bold action. In the past year we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET plastic resin and polyester fiber provides the ideal solution for these brands because Loop™ PET plastic resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET plastic resin and polyester fiber is virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies can now market packaging made from a 100% Loop™ branded PET plastic resin and polyester fiber. As a result, in fiscal 2019 we delivered a significant number of announcements regarding our partnership / engagement with some of the world’s leading brands.

We plan to continue to allocate available capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our Loop brand value. Our research and development innovation hub in Terrebonne, Quebec, Canada will continue optimizing our current technology as well as innovate into new areas of sustainability. We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture.

Results of Operations

The following table summarizes our operating results for the three-month periods ended February 28, 2019 and 2018, in U.S. Dollars.

	Three Months Ended February 28,
	2019	2018	Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock based compensation	250,251	479,816	(229,565)
Other research and development	273,815	873,199	(559,384)
Total research and development	524,066	1,353,015	(828,949)

General and administrative
Stock-based compensation	575,240	743,580	(168,340)
Legal settlement	4,041,627	-	4,041,627
Other general and administrative	1,514,203	1,425,749	88,454
Total general and administrative	6,131,070	2,169,329	3,961,741

Depreciation and amortization	136,285	86,160	50,125
Impairment of intangible assets	298,694	-	298,694
Interest and other finance costs	425,964	5,125	420,839
Foreign exchange loss (gain)	38,632	21,042	17,590
Total operating expenses	7,554,711	3,634,671	3,920,040
Net loss	$(7,554,711)	$(3,634,671)	$(3,920,040)

Fourth Quarter Ended February 28, 2019

The net loss for the three-month period ended February 28, 2019 increased $3.9 million to $7.5 million, as compared to the net loss for the three-month period ended February 28, 2018 which was $3.6 million.  The increase is primarily due to increased general and administrative expenses of $4.0 million, an increase in depreciation and amortization and impairment of intangible assets of $0.3 million, an increase in interest and other finance costs of $0.4 million, offset by lower research and development expenses of $0.8 million.

Research and development expenses for the three-month period ended February 28, 2019 amounted to $0.5 million compared to $1.4 million for the three-month period ended February 28, 2018, representing a decrease of $0.8 million, or $0.6 million excluding stock-based compensation. The decrease of $0.6 million was primarily attributable to lower employee related expenses of $0.1 million, lower professional fees of $0.2 million and by lower spending for purchases and consumables of $0.3 million. The decrease in non-cash stock-based compensation expense of $0.2 million is mainly attributable to the termination of an individual whose vesting of stock options ceased upon termination.

General and administrative expenses for the three-month period ended February 28, 2019 amounted to $6.1 million compared to $2.2 million for the three-month period ended February 28, 2018, representing an increase of $4.0 million, or $0.1 million excluding stock-based compensation and the legal settlement. The increase of $4.0 million was primarily due to the legal settlement expense which amounted to $4.0 million compared to nil for the three-month period ended February 28, 2018. Other variances were attributable to higher employee related expenses of $0.4 million associated with an increased number of employees, offset by lower legal, accounting and other professional fees of $0.1 million and by lower other general operating expenses of $0.2 million. Stock-based compensation expense for the three-month period ended February 28, 2019 amounted to $0.6 million compared to $0.8 million for the three-month period ended February 28, 2018, representing an increase of $0.2 million. The decrease was mainly attributable the timing of certain stock awards provided to executives.

Depreciation and amortization for the three-month period ended February 28, 2019 totaled $0.14 million compared to $0.09 million for the three-month period ended February 28, 2018, representing an increase of $0.05 million. The increase is mainly attributable to an increase in the amount of fixed assets held at the Company’s pilot plant and corporate offices. Impairment of intangible assets for the three-month period ended February 28, 2019 totaled $0.3 million compared to nil for the three-month period ended February 28, 2018, representing an increase of $0.3 million. The increase is entirely attributable to the write-off of the remaining intangible asset balance of the GEN I technology of $0.3 million.

Interest and other finance costs for the year three-month period ended February 28, 2019 totaled $0.4 million compared to a negligible amount for the three-month period ended February 28, 2018, representing an increase of $0.4 million. The increase is mainly attributable to an increase in interest expense relating to the convertible notes issued during the year in the amount of $0.1 million, an increase in accretion expense also relating to the convertible notes issued during the year in the amount of $0.2 million, an increase in the amortization of deferred financing costs also related to the convertible notes issued during the year in the amount of $0.05 million and an increase in the revaluation expense of the November 2018 Warrants in the amount of $0.07 million.

The following table summarizes our operating results for the years ended February 28, 2019 and 2018, in U.S. Dollars.

	Years Ended February 28,
	2019	2018	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	1,160,254	3,601,336	(2,441,082)
Other research and development	2,288,293	3,093,442	(805,149)
Total research and development	3,448,547	6,694,778	(3,246,231)

General and administrative
Stock-based compensation	2,824,902	2,945,978	(121,076)
Legal settlement	4,041,627	-	4,041,627
Other general and administrative	5,986,336	3,914,645	2,071,691
Total general and administrative	12,852,865	6,860,623	5,992,242

Depreciation and amortization	502,996	367,176	135,820
Impairment of intangible assets	298,694	-	298,694
Interest and other finance costs	467,082	5,125	461,957
Foreign exchange loss (gain)	(33,773)	109,676	(143,449)
Total operating expenses	17,536,411	14,037,378	3,499,033
Net loss	$(17,536,411)	$(14,037,378)	$(3,499,033)

Fiscal Year Ended February 28, 2019

The net loss for the year ended February 28, 2019 increased by $3.5 million, to $17.5 million, as compared to the net loss for the year ended February 28, 2018 which was $14.0 million. The increase is primarily explained by higher general and administrative expenses of $6.0 million, an increase in depreciation and amortization and impairment of intangible assets of $0.4 million, an increase in interest and other finance costs of $0.5 million, offset by lower research and development expenses of $3.3 million and foreign exchange of $0.1 million.

Research and development expenses for year ended February 28, 2019 amounted to $3.5 million compared to $6.7 million for the year ended February 28, 2018, representing a decrease of $3.2 million, or $0.8 million excluding stock-based compensation. The decrease of $0.8 million was primarily attributable to lower employee related expenses of $0.2 million as well as lower professional fees of $0.6 million. The decrease in non-cash stock-based compensation expense of $2.4 million was attributable to a one-time charge in the prior year corresponding to stock options that fully vested upon their issuance in the third quarter of fiscal 2018.

General and administrative expenses for the year ended February 28, 2019 totaled $12.9 million compared to $6.9 million for the year ended February 28, 2018, representing an increase of $6.0 million, or $2.1 million excluding stock-based compensation and the legal settlement. The increase of $6.0 million was primarily attributable to the legal settlement expense which amounted to $4.0 million compared to nil for the three-month period ended February 28, 2018. Other variances were attributable to higher employee related expenses of $1.0 million as well as higher legal fees of $1.0 million, which was related to the defense and subsequent settlement of litigation that had been brought against the Company, and to higher Directors’ and Officers’ insurance of $0.3 million. Stock-based compensation expense for the year ended February 28, 2019 amounted to $2.8 million compared to $2.9 million for the year ended February 28, 2018, representing a decrease of $0.1 million. The decrease was mainly attributable to the timing of certain stock awards provided to executives.

Depreciation and amortization for the year ended February 28, 2019 totaled $0.5 million compared to $0.4 million for the year ended February 28, 2018, representing an increase of $0.1 million. The increase is mainly attributable to an increase in the amount of fixed assets held at the Company’s pilot plant and corporate offices. Impairment of intangible assets for the year ended February 28, 2019 totaled $0.3 million compared to nil for the year ended February 28, 2018, representing an increase of $0.3 million. The increase is mainly attributable to the write-off of the remaining intangible asset balance of the GEN I technology of $0.3 million and a $0.1 million increase due to additions of capital assets in the pilot plant for research and development.

Interest and other finance costs for the year ended February 28, 2019 totaled $0.5 million compared to a negligible amount for the year ended February 28, 2018, representing an increase of $0.5 million. The increase is mainly attributable to increased interest costs on the long-term debt, which was used to acquire the land and building of our pilot plant and executive offices, in the amount of $0.05 million, an increase in interest expense relating to the convertible notes issued during the year in the amount of $0.1 million, an increase in accretion expense also relating to the convertible notes issued during the year in the amount of $0.2 million, an increase in the amortization of deferred financing costs also related to the convertible notes issued during the year in the amount of $0.05 million and an increase in the revaluation expense of the November 2018 Warrants in the amount of $0.07 million.

LIQUIDITY AND CAPITAL RESOURCES

 Loop is a development stage company with no revenues, and our ongoing operations are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations, reflecting the potential for commercializing our branded resin and the progress made to date in implementing our business plans. As at February 28, 2019, we had cash on hand of $5.8 million. Subsequent to the year end, on March 1, 2019, we completed a registered direct offering for net proceeds of approximately $4.2 million.

Management continues to be positive about our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations.

As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. During the year ended February 28, 2019, we incurred a net loss of $17.5 million, used cash in operations of $7.6 million and had an accumulated deficit as at February 28, 2019 of $38,811,592, all of these factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

As at February 28, 2019, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in Fiscal 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a CDN$1,400,000 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2019, 2018 and 2017 was as follows:

	Years Ended February 28
	2019	2018	2017
Net cash used in operating activities	$(7,562,487)	$(6,391,486)	$(2,833,490)
Net cash used in investing activities	(2,046,119)	(2,798,372)	(513,022)
Net cash provided by financing activities	7,328,024	16,504,451	3,986,016
Effect of exchange rate changes on cash	(35,741)	(81,367)	(145,603)
Net (decrease) increase in cash	$(2,316,323)	$7,233,226	$493,901

Net Cash Used in Operating Activities

During the year ended February 28, 2019, we used $7.6 million in operations compared to $6.4 million during the year ended February 28, 2018 and $2.8 million during the year ended February 28, 2017. The increase over each year is mainly due to increased operating expenses as we move to the next phase of commercialization.

Net Cash Used in Investing Activities

During the year ended February 28, 2019, we made capital asset investments of $2.1 million of which $1.9 million was mainly attributable to the expansion and additions to our pilot plant and executive offices in Terrebonne, Canada. We also invested $0.2 million in our intellectual property as we developed, during the year ended February 28, 2019, our next generation GEN II technology and filed various patents in various jurisdictions around the world which await approval.

Net Cash Provided by Financing Activities

During the year ended February 28, 2019, we raised $7.3 million mainly through the sale of two separate issuances of convertible notes, in the gross amounts of $2.7 million and $4.9 million, respectively. We also made payments totaling $0.1 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our pilot plant and executive offices. During the year ended February 28, 2018, we raised $15.7 million through the sale of additional common stock and the exercise of warrants.

On January 24, 2018, in connection with the purchase of land and the building, Company obtained a credit facility from a Canadian bank in the amount of CDN$1,400,000. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject be renewal. It includes an option allowing for the prepayment of the Loan without penalty. Interest paid amounted to $54,040 during the year ended February 28, 2019 (2018 - $5,125; 2017 - nil). The credit facility is secured by a first ranking hypothec of Loop Canada Inc.’s bank accounts, receivables, inventory, incorporeal rights and property, plant and equipment. In addition, Loop Industries, Inc., Loop Canada Inc.’s parent company, has guaranteed the credit facility and has provided a postponement of any payments that may be made on intercompany loan amounts owed by Loop Canada Inc. to Loop Industries, Inc. The terms of the credit facility require the Company to comply with certain financial covenants. As at February 28, 2019 and 2018, the Company was in compliance with its financial covenants.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2020, we intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

●
Raising sufficient funds to finance our operations, including through the issuance of debt and/or equity;

●
Vigorously protecting our intellectual property;

●
Continuing to upgrade our pilot plant to ensure the highest quality of sustainable Loop™ PET plastic resin and polyester fiber is produced at the facility;

●
Identifying and securing feedstock to ensure our facilities can operate continuously and efficiently;

●
Continuing to execute brand and other partnership and/or commercial agreements with our customers; and

●
Continuing to drive the development of our WtR™ solution, which we believe is a key pillar of our ambition to license our technology to potential commercial partners.

Risks that may affect our ability to execute on this strategy include, but are not limited to, those listed under “Risk Factors” elsewhere in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As at February 28, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at February 28, 2019, we did not have any significant lease obligations to third parties.

As at February 28, 2019, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in Fiscal 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a CDN$1,400,000 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject be renewal. It includes an option allowing for the prepayment of the Loan without penalty.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of recorded intangible assets, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and the fair value of convertible notes and related warrants.

Intangible assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over 7 years.

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using an undiscounted cash flow income approach as described above. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Stock-Based Compensation

We periodically issue stock options to employees and non-employees in non-capital raising transactions for services and financing costs. We account for stock options granted to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) wherein the fair value of the award is measured on the grant date and where there are not performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition has been met.

We account for stock options granted to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock-based compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

The fair value of our stock option grants is determined using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Convertible notes

Distinguishing Liabilities from Equity Instruments Issued
The Company applies the guidance in ASC Topic 480 to determine the classification of financial instruments issued. The Company first determines if the instruments should be classified as liabilities under this guidance based on the redemption features, if mandatorily redeemable or not, and the method of redemption, if in cash, a variable number of shares or a fixed number of shares.

If the terms proved that an instrument is mandatorily redeemable in cash, or the holder can compel a settlement in cash, or will be settled in a variable number of shares predominantly based on a fixed monetary amount, the instrument is generally classified as a liability. Instruments that are settled by issuing a fixed number of shares are generally classified as equity instruments.

In some cases, the instruments issued contain settlement features that differ depending upon the prevailing price of the Company’s shares at the date of settlement. Depending on the share price, the instrument will be settled either in a manner consistent with ASC Topic 480 liability treatment, by issuing a variable number of shares based on a fixed monetary amount, or in a manner consistent with ASC Topic 480 treatment for an equity instrument, by issuing a fixed number of shares if the share price is above or below certain levels. In these cases, the Company assesses the likelihood of the various possible settlement outcomes at the inception of the instrument. The classification of the instrument is based on the outcome that is more likely than not to occur. Factors that the Company considers in evaluating the likelihood of the outcomes include:

●
The terms of the instrument, including its maturity date and the formula for adjustments to the range;

●
The volatility of the Company’s stock;

●
The relationship between the price of the Company’s stock on the inception date and fixed prices or ranges the low and high end of the original range; and

●
Historical and expected dividend levels.

When warrants or similar instruments are issued, the Company applies the guidance in ASC Topic 815 to determine if the warrants should be classified as equity instruments or as derivative instruments. Generally, warrants that are both indexed to the Company’s own stock and that would be classified as equity instruments are not classified as derivative instruments under this guidance. A key element to consider in determining if a warrant would be considered indexed to the Company’s own stock is if the warrants settlement amount is equal to the difference between the fair value of a fixed number of equity shares and a fixed monetary amount. This criterion is sometimes known as the “fixed-for fixed” criteria. In cases where the fixed for fixed criteria are not met, the warrants are classified as derivative instruments.

Convertible liabilities are also assessed to determine if they contain a beneficial conversion feature. A beneficial conversion feature (“BCF”) of a convertible note is normally characterized as the convertible portion feature that provides a rate of conversion that is below market value or “in-the-money” when issued. A BCF related to the issuance of a convertible note is recorded as equity at its intrinsic value at the issue date.

Initial measurement
Instruments are initially measured at fair value. If multiple instruments are issued together, the aggregate proceeds are allocated first to derivative instruments or any instrument that will be subsequently accounted for at fair value and the remainder is to the allocated to the various instruments based on their relative fair value.

Subsequent measurement
Instruments initially classified as liabilities are subsequently measured at the present value of the amount to be paid, either in cash or by issuing a variable number of shares based on a fixed monetary amount, and at settlement, accruing interest cost using the rate implicit at inception.

Derivative instruments are recorded at fair value at each reporting period and the variations in fair value are recorded in the consolidated statements of operations and comprehensive loss.

Deferred financing costs and other transaction costs

Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized as a component of interest expense over the terms of the respective financing agreements, including convertible notes, on a straight-line basis. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful. Deferred financing fees are deducted from their related liabilities on the balance sheet.

Transaction costs associated with the equity portion of convertible notes are reflected as a charge to deficit or as a reduction of accumulated paid-in-capital. The cost of issuing equity is reflected as a reduction of accumulated paid-in-capital.

Foreign Currency Translations and Transactions

The accompanying consolidated financial statements are presented in U.S. dollars, the functional currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive income and loss (“OCI”). As a result, foreign currency exchange fluctuations may impact operating expenses. The Company currently has not engaged in any currency hedging activities.

For transactions and balances, monetary assets and liabilities denominated in foreign currencies are translated into the functional currency of the entity at the prevailing exchange rate at the reporting date. Non-monetary assets and liabilities, and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations and comprehensive loss, except for gains or losses arising from the translation of intercompany balances denominated in foreign currencies that forms part in the net investment in the subsidiary which are included in OCI.

The Company currently has not engaged in any currency hedging activities.

The following table summarizes the exchange rates used:

	Years Ended February 28
	2019	2018	2017
Period end Canadian $: US Dollar exchange rate	$0.76	$0.78	$0.75
Average period Canadian $: US Dollar exchange rate	$0.76	$0.78	$0.76

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
February 28, 2019

pwc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Loop Industries Inc. and its subsidiaries (together the "Company") as of February 28, 2019 and February 28, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 28, 2019, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and February 28, 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in *Internal Control - Integrated Framework* (2013) issued by the COSO.

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

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Annual Report on Form 10-K. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

PricewaterhouseCoopers LLP/s.r.l./s.e.n.c.r.l.
1250 René-Lévesque Boulevard West, Suite 2500, Montréal, Quebec, Canada H3B 4Y1
T: +1 514 205 5000, F: +1 514 876 1502

"PwC" refers to PricewaterhouseCoopers LLP/s.r.l./s.e.n.c.r.l., an Ontario limited liability partnership.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP[1]

Montréal, Quebec
May 7, 2019

We have served as the Company's auditor since 2017.

[1] CPA auditor, CA, public accountancy permit No. A123498

2

WEINBERG & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Loop Industries Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows of Loop Industries Inc. for the year ended February 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Loop Industries Inc. for the year ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Los Angeles, California
May 30, 2017, except Notes 8 and 13 are dated as of January 12, 2018

1925 Century Park East • Suite 1120
Los Angeles • California 90067
Telephone: 310.601.2200
Fax: 310.601.2201
www.weinbergla.com

Other Offices:
Boca Raton, Florida
Wanchai, Hong Kong P.R.C.

Loop Industries, Inc.
Consolidated Balance Sheets
(in United States dollars)

	As at February 28,
	2019	2018

Assets
Current assets
Cash	$5,833,390	$8,149,713
Sales tax, tax credits and other receivables (Note 2)	599,000	364,634
Prepaid expenses	226,521	511,573
Total current assets	6,658,911	9,025,920
Property, plant and equipment, net (Note 3)	5,371,263	4,036,903
Intangible assets, net (Note 4)	127,672	332,740
Total assets	$12,157,846	$13,395,563

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,670,233	$1,983,072
Convertible notes (Note 7)	5,636,172	-
Warrants (Note 7)	219,531	-
Current portion of long-term debt (Note 6)	53,155	54,649
Total current liabilities	8,579,091	2,037,721
Long-term debt (Note 6)	952,363	1,033,777
Total liabilities	9,531,454	3,071,498

Contingencies (Note 15)

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 9)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 33,805,706 shares issued and outstanding (2018 – 33,751,088) (Note 9)	3,381	3,376
Additional paid-in capital (Note 10)	38,966,208	30,964,970
Additional paid-in capital – Warrants (Note 7)	757,704	-
Additional paid-in capital - Beneficial conversion feature (Note 7)	1,200,915	-
Common stock issuable, 1,000,000 shares (Note 8)	800,000	800,000
Accumulated deficit	(38,811,592)	(21,275,181)
Accumulated other comprehensive loss	(290,224)	(169,100)
Total stockholders' equity	2,626,392	10,324,065
Total liabilities and stockholders' equity	$12,157,846	$13,395,563

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in United States dollars)

	Years Ended February 28,
	2019	2018	2017
Revenue	$-	$-	$-

Operating Expenses -
Research and development (Note 2)	3,448,547	6,694,778	1,454,440
General and administrative	8,811,237	6,860,623	2,280,281
Legal settlement (Note15)	4,041,627	-	-
Depreciation and amortization (Notes 3 and 4)	502,997	367,176	397,445
Impairment of intangible assets (Note 4)	298,694	-	-
Interest and other finance costs (Note 7)	467,082	5,125	-
Foreign exchange loss (gain)	(33,773)	109,676	(18,165)
Total operating expenses	17,536,411	14,037,378	4,114,001

Net loss	(17,536,411)	(14,037,378)	(4,114,001)

Other comprehensive loss -
Foreign currency translation adjustment	(121,124)	(17,889)	(157,142)
Comprehensive loss	$(17,657,535)	$(14,055,267)	$(4,271,143)
Loss per share
Basic and diluted	$(0.52)	$(0.43)	$(0.13)
Weighted average common shares outstanding
Basic and diluted	33,795,600	32,642,741	31,102,004

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended February 28, 2019, 2018 and 2017
(in United States dollars)

	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital-Warrants	Additional Paid-in Capital- Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 29, 2016	29,910,800	$2,992	1	$-	$3,918,356	$-	$-	$614,001	$(3,123,802)	$5,931	$1,417,478

Issuance of common shares for cash	1,275,340	128	-	-	3,825,888	-	-	-	-	-	3,826,016
Reclassification of common shares issuable to shares outstanding	204,667	20	-	-	613,981	-	-	(614,001)	-	-	-
Warrants issued for services			-	-	135,673	-	-	-	-	-	135,673
Cancellation of shares issued for services and as a settlement	(200,000)	(20)	-	-	20	-	-	-	-	-	-
Issuance of common shares upon exercise of warrants for cash	200,000	20	-	-	159,980	-	-	-	-	-	160,000
Issuance of shares for services	23,166	2	-	-	69,496	-	-	-	-	-	69,498
Issuance of shares upon cashless exercise of warrants	38,000	4	-	-	(4)	-	-	-	-	-	-
Fair value of issuable shares for services-officer	-	-	-	-	-	-	-	800,000	-	-	800,000
Foreign currency translation	-	-	-	-	-	-	-	-	-	(157,142)	(157,142)
Net loss	-	-	-	-	-	-	-	-	(4,114,001)	-	(4,114,001)

Balance, February 28, 2017	31,451,973	3,146	1	-	8,723,390	-	-	800,000	(7,237,803)	(151,211)	2,137,522

Issuance of common shares for cash, net of share issuance costs	1,829,061	183	-	-	14,052,298	-	-	-	-	-	14,052,481
Stock options issued for services (Note 10)	-	-	-	-	6,281,319	-	-	-	-	-	6,281,319
Restricted stock units issued for services (Note 10)	-	-	-	-	265,994	-	-	-	-	-	265,994
Issuance of shares upon exercise of warrants for cash (Note 9)	355,020	35	-	-	1,641,981	-	-	-	-	-	1,642,016
Issuance of shares upon cashless exercise of warrants (Note 9)	115,034	12	-	-	(12)	-	-	-	-	-	-
Foreign currency translation	-	-	-	-		-	-	-	-	(17,889)	(17,889)
Net loss	-	-	-	-		-	-	-	(14,037,378)	-	(14,037,378)

	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	par value $0.0001	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital-Warrants	Additional Paid-in Capital- Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, February 28, 2018	33,751,088	3,376	1	-	30,964,970	-	-	800,000	(21,275,181)	(169,100)	10,324,065

Issuance of shares upon cashless exercise of warrants (Note 9)	18,821	2	-	-	(2)	-	-	-	-	-	-
Issuance of shares upon vesting of restricted stock units (Note 9)	35,797	3	-	-	(3)	-	-	-	-	-	-
Stock options issued for services (Note 10)	-	-	-	-	3,176,786	-	-	-	-	-	3,176,786
Restricted stock units issued for services (Note 10	-	-	-		808,374	-	-	-	-	-	808,374
Legal settlement (Note 15)	-	-	-	-	4,041,627	-	-	-	-	-	4,041,627
Issuance of Convertible notes (Note 7)	-	-	-	-	(25,544)	757,704	1,200,915	-	-	-	1,933,075
Foreign currency translation	-	-	-	-	-	-	-	-	-	(121,124)	(121,124)
Net loss	-	-	-	-	-	-	-	-	(17,536,411)		(17,536,411)

Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	757,704	1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

	Years Ended February 28,
	2019	2018	2017
Cash Flows from Operating Activities
Net loss	$(17,536,411)	$(14,037,378)	$(4,114,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502,997	367,176	397,445
Impairment of intangible assets	298,694	-	-
Warrants issued for legal settlement	2,271,627	-	-
Shares issued for legal settlement	1,770,000	-	69,498
Stock options issued for services	3,176,786	6,281,319	135,673
Restricted stock units issued for services	808,374	265,994	-
Common stock issuable for services	-	-	800,000
Accrued interest	109,804	-	-
Loss on revaluation of warrants	65,167	-	-
Convertible notes debt discount amortization	185,505	-	-
Amortization of deferred financing costs	47,123	-	-
Changes in operating assets and liabilities:
Valued added tax and tax credits receivable	(234,366)	(218,560)	(94,336)
Prepaid expenses	285,052	(511,573)	36,129
Accounts payable and accrued liabilities	687,161	1,821,536	(201,544)
Advances from majority stockholder	-	(360,000)	137,646
Net cash used in operating activities	(7,562,487)	(6,391,486)	(2,833,490)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,892,654)	(2,710,053)	(513,022)
Additions to intangible assets	(153,465)	(88,319)	-
Net cash used in investing activities	(2,046,119)	(2,798,372)	(513,022)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs	-	15,694,497	3,986,016
Repayment of advances from majority stockholder	-	(278,472)	-
Proceeds from issuance of long-term debt	7,550,000	1,092,980	-
Share issue expenses	(25,544)	-	-
Deferred financing costs	(143,277)	-	-
Repayment of long-term debt	(53,155)	(4,554)	-
Net cash provided by financing activities	7,328,024	16,504,451	3,986,016

Effect of exchange rate changes	(35,741)	(81,367)	(145,603)
Net change in cash	(2,316,323)	7,233,226	493,901
Cash, beginning of year	8,149,713	916,487	422,586
Cash, end of year	$5,833,390	$8,149,713	$916,487

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-	$-
Interest paid	$54,040	$5,125	$-

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
February 28, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
(in United States dollars except where otherwise indicated)

1. The Company, Basis of Presentation and Going Concern

The Company

Loop Industries, Inc. is a technology and licensing company who owns patented and proprietary technology that depolymerizes no and low value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and repolymerized to create virgin-quality Loop™ branded PET plastic resin and polyester fiber suitable for use in food-grade packaging to be sold to consumer goods companies.

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

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly-owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Loop Indorama Technologies, LLC, which is accounted for under the equity method.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. During the year ended February 28, 2019, the Company incurred a net loss of $17.5 million (2018 - $14.0 million; 2017 - $4.1 million), used cash in operations of $7.6 million (2018 - $6.4 million; 2017- $2.8 million) and had an accumulated deficit as at February 28, 2019 of $38,811,592, all of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

At the current stage of its development, Loop is a pre-revenue company, with its ongoing operations being financed by raising new equity capital and borrowings. To date, the Company has been successful in raising capital to finance its ongoing operations.

As at February 28, 2019, the Company had cash on hand of $5.8 million. Subsequent to the year-end, on March 1, 2019, the Company raised net proceeds of $4.2 million from a single institutional investor from the sale of 600,000 shares in a registered direct offering (Note16). Management is evaluating its plans to raise additional financing, the proceeds from which would be used to finance the start-up of its joint venture commercial operations, which is estimated to be between $8,000,000-$10,000,000 and further fund the development of its technology and new technologies. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of recorded intangible assets, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and the fair value of convertible notes and related warrants.

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

Convertible notes

Distinguishing Liabilities from Equity Instruments Issued
The Company applies the guidance in ASC Topic 480 to determine the classification of financial instruments issued. The Company first determines if the instruments should be classified as liabilities under this guidance based on the redemption features, if mandatorily redeemable or not, and the method of redemption, if in cash, a variable number of shares or a fixed number of shares.

If the terms proved that an instrument is mandatorily redeemable in cash, or the holder can compel a settlement in cash, or will be settled in a variable number of shares predominantly based on a fixed monetary amount, the instrument is generally classified as a liability. Instruments that are settled by issuing a fixed number of shares are generally classified as equity instruments.

In some cases, the instruments issued contain settlement features that differ depending upon the prevailing price of the Company’s shares at the date of settlement. Depending on the share price, the instrument will be settled either in a manner consistent with ASC Topic 480 liability treatment, by issuing a variable number of shares based on a fixed monetary amount, or in a manner consistent with ASC Topic 480 treatment for an equity instrument, by issuing a fixed number of shares if the share price is above or below certain levels. In these cases, the Company assesses the likelihood of the various possible settlement outcomes at the inception of the instrument. The classification of the instrument is based on the outcome that is more likely than not to occur. Factors that the Company considers in evaluating the likelihood of the outcomes include:

●
The terms of the instrument, including its maturity date and the formula for adjustments to the range.

●
The volatility of the Company’s stock.

●
The relationship between the price of the Company’s stock on the inception date and fixed prices or ranges the low and high end of the original range.

●
Historical and expected dividend levels.

When warrants or similar instruments are issued, the Company applies the guidance in ASC Topic 815 to determine if the warrants should be classified as equity instruments or as derivative instruments. Generally, warrants that are both indexed to the Company’s own stock and that would be classified as equity instruments are not classified as derivative instruments under this guidance. A key element to consider in determining if a warrant would be considered indexed to the Company’s own stock is if the warrants settlement amount is equal to the difference between the fair value of a fixed number of equity shares and a fixed monetary amount. This criterion is sometimes known as the “fixed-for fixed” criteria. In cases where the fixed for fixed criteria are not met, the warrants are classified as derivative instruments.

Convertible liabilities are also assessed to determine if they contain a beneficial conversion feature. A beneficial conversion feature (“BCF”) of a convertible note is normally characterized as the convertible portion feature that provides a rate of conversion that is below market value or “in-the-money” when issued. A BCF related to the issuance of a convertible note is recorded at is intrinsic value at the issue date.

Initial measurement
Instruments are initially measured at fair value. If multiple instruments are issued together, the aggregate proceeds are allocated first to derivative instruments or any instrument that will be subsequently accounted for at fair value and the remainder is to the allocated to the various instruments based on their relative fair value.

Subsequent measurement
Instruments initially classified as liabilities are subsequently measured at the present value of the amount to be paid, either in cash or by issuing a variable number of shares based on a fixed monetary amount, and at settlement, accruing interest cost using the rate implicit at inception.

Derivative instruments are recorded at fair value at each reporting period and the variations in fair value recorded in income.

Deferred financing costs and other transaction costs

Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized as a component of interest expense over the terms of the respective financing agreements, including convertible notes, on a straight-line basis. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful. Deferred financing fees related to the liability portion of Convertible Notes are deducted from their related liabilities on the balance sheet.

Transaction costs associated with the equity portion of convertible notes are reflected as a charge to deficit or as a reduction of accumulated paid-in-capital. The cost of issuing equity is reflected as a reduction of accumulated paid-in-capital.

Foreign currency translations and transactions

The accompanying consolidated financial statements are presented in U.S. dollars, the functional currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive income and loss (“OCI”). As a result, foreign currency exchange fluctuations may impact operating expenses. The Company currently has not engaged in any currency hedging activities.

For transactions and balances, monetary assets and liabilities denominated in foreign currencies are translated into the functional currency of the entity at the prevailing exchange rate at the reporting date. Non-monetary assets and liabilities, and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations and comprehensive loss, except for gains or losses arising from the translation of intercompany balances denominated in foreign currencies that forms part in the net investment in the subsidiary which are included in OCI.

Value added tax and tax credits receivable

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada. As at February 28, 2019, the computed net recoverable sale taxes amounted to $82,992 (2018 – $177,903).

In addition, Loop Canada is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2019, the Company recorded $305,592 (2018 – $221,202; 2017 - $148,547) as a reduction of research and development expenses. During the year ended February 28, 2019, research and development tax credits received by the Company from taxation authorities amounted to nil (2018 – nil; 2017 - $88,080). As at February 28, 2019, research and development tax credits receivable from taxation authorities amounted to $410,997 (2018 - $109,298).

Research and development expenses are also presented net of eligible government grants from the federal and provincial taxation authorities. Government grants received during the year ended February 28, 2019 were $73,581 and government grants receivable at February 28, 2019 amounted to nil (2018 – $4,000 and $73,581, respectively; 2017 - nil and nil, respectively).

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 28, 2019, the Company was eligible for non-cash research and development tax credits in the amount of $255,975 (2018 - $248,690; 2017 – $25,227).

Property, plant and equipment

Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following periods:

Building	30 years
Land	Indefinite
Office equipment and furniture	8 years
Machinery and equipment	3-8 years
Building improvements	5 years

Costs related to repairs and maintenance of property, plant and equipment are expensed in the period in which they are incurred. Upon sale or disposal, the Company writes off the cost of the asset and the related amount of accumulated depreciation. The resulting gain or loss is included in the consolidated statement of operations and comprehensive loss.

Management assesses the carrying value of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated recoverable value. As at February 28, 2019, 2018 and 2017, the Company determined that there were no indicators of impairment and did not recognize any impairment of its property, plant and equipment.

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

Stock-based compensation

Loop Industries periodically issues stock options to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will been met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

The Company accounts for stock options granted to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

The Company estimates the fair value of restricted stock unit awards to employees and directors based on the closing market price of its common stock on the date of grant.

The fair value of the stock options granted are estimated using the Black-Scholes-Merton Option Pricing (“Black-Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Stock-based compensation expense is recorded based on the value derived from the Black-Scholes model and on actual experience. The assumptions used in the Black-Scholes model could materially affect stock-based compensation expense recorded in the current and future periods.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended February 28, 2019, 2018 and 2017 amounted to $3.5 million,$6.7 million and $1.5 million, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded during the year based on qualifying expenditures incurred during the fiscal year.

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

For the years ended February 28, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 28, 2019, the potentially dilutive securities consisted of 1,962,400 outstanding stock options (2018 – 2,374,581; 2017 – 1,010,000), 402,868 outstanding restricted stock units (2018 – 34,102; 2017 - nil) and 802,469 outstanding warrants (2018 – 140,667; 2017 – 637,670).

Recently adopted accounting pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” amended in July by ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Targeted Improvements,” and ASU 2018-20, “Narrow-Scope Improvements for Lessors,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU may either be adopted on a modified retrospective approach at the beginning of the earliest comparative period, or through a cumulative-effect adjustment at the adoption date. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is required to adopt these standards effective March 1, 2019, but it still in the process of determining the quantitative impact on the Company’s consolidated financial statements. The Company will elect to apply the package of practical expedients that allows us not to reassess whether expired or existing contracts contain leases, the classification of these leases and whether previously capitalized initial direct costs would qualify for capitalization under Accounting Standards Codification (or “ASC”) 842. Furthermore, we will elect to use hindsight in determining the lease term and assessing impairment of the right-of-use assets.

3. Property, Plant and Equipment

	As at February 28, 2019
	Cost	Accumulated depreciation	Net book value
Building	$1,882,665	$(68,596)	$1,814,069
Land	232,699	-	232,699
Building Improvements	383,985	(119,889)	264,096
Machinery and equipment	3,834,338	(841,236)	2,993,102
Office equipment and furniture	117,088	(49,791)	67,297
Outstanding, end of period	$6,450,775	$(1,079,512)	$5,371,263

	As at February 28, 2018
	Cost	Accumulated depreciation	Net book value
Building	$1,935,423	$(6,009)	$1,929,414
Land	239,239	-	239,239
Building Improvements	377,253	(225,298)	151,955
Machinery and equipment	2,189,195	(536,222)	1,652,973
Office equipment and furniture	101,756	(38,434)	63,322
Outstanding, end of period	$4,842,866	$(805,963)	$4,036,903

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $443,146 for the year ended February 28, 2019 (2018 - $303,597; 2017 - $333,866).

In conjunction with the purchase of the building during the year ended February 28, 2017 in which the Company previously was a tenant, the Company performed a review of the useful lives of its property, plant and equipment. Building improvements, previously classified as leasehold improvements, have had their useful lives adjusted to 5 years from 3 years. During the year ended February 28, 2018, the Company recorded an adjustment of $8,000 to reflect the deceleration of the depreciation.

4. Intangible Assets

On October 27, 2014, the Company entered into an Intellectual Property Assignment Agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method, which was used to develop the Generation I (“GEN I”) technology, for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The GEN I technology patent portfolio has two issued U.S. patents and a pending U.S. application expected to expire on or around July 2035. Internationally, we also have an issued patent in Taiwan, an allowed application in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, the Philippines, and South Africa, all expected to expire on or around July 2036 if granted. At the date of acquisition, the acquired intangible asset has an estimated useful life of 7 years and was being amortized on a straight-line basis

In addition to the $445,050 paid by the Company under the Intellectual Property Assignment Agreement, the Company is required to make four additional payments of CDN$200,000, totaling CDN$800,000, to Mr. Essaddam within sixty (60) days of attaining each of the following milestones:

●
the average production of 20 metric tonnes of terephthalic acid by the Company, as a result of the GEN I technology, for 20 operating days;
●
the average production of 30 metric tonnes of terephthalic acid by the Company, as a result of the GEN I technology, for 30 operating days;
●
the average production of 60 metric tonnes of terephthalic acid by the Company, as a result of the GEN I technology, for 60 operating days;
●
the average production of 100 metric tonnes of terephthalic acid by the Company, as a result of the GEN I technology, for 100 operating days.

As at February 28, 2019, none of the milestones had been met, and accordingly no additional payments have been made.

Additionally, the Company is obligated to make royalty payments of up to CDN$25,700,000, based on the GEN I technology, payable as follows:

●
10% of gross profits on the sale of all products derived by the Company from the technology;
●
10% of any license fee paid to the Company in respect of any licensing or other right to use the technology that was granted to a third party by the Company; and
●
5% of any royalty or other similar payment made to the Company by a third party to whom a license or sub-license or other right to use the technology has been granted by the Company or by the third party.

As at February 28, 2019, the Company had not made any royalty payments under the Intellectual Property Assignment Agreement, referred to as the GEN I technology.  The Company has determined that it have no intent of commercializing the GEN I technology.

During the year ended February 28, 2019, the Company finalized the development of its next Generation II (“GEN II”) technology and has filed various patents in jurisdictions around the world. On April 9, 2019, the GEN II U.S. patent was formally approved and issued. The GEN II technology patent portfolio has an issued U.S. patent and a pending U.S. application expected to expire on or around September 2037; as well as a PCT application and non-PCT applications in Argentina, Bangladesh, Bolivia, Bhutan, members of the Gulf Cooperation Council, Iraq, Pakistan, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2037 if granted. Additionally, we have three pending provisional applications directed to additional aspects of the GEN II technology. Any patents that would ultimately grant from these provisional applications would be expected to expire no earlier than 2039 if granted.

Concurrent with the GEN II development, in June 2018, the Company transitioned to its newly constructed GEN II industrial pilot plant. The GEN II technology forms the basis for the commercialization of the Company into the future.

As a result of the strategic shift away from the GEN I technology, and the development of the GEN II technology during the year ended February 28, 2019, the Company considered the carrying value of its GEN I intangible asset to be impaired and wrote off the remaining balance of its GEN I intangible asset, which amounted to $298,694.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $59,851 for the year ended February 28, 2019 (2018 - $63,579; 2017 - $63,579).

	As at February 28,	As at February 28,
	2019	2018

Intangible assets, as cost - beginning of period	$533,369	$445,050
Intangible assets, accumulated depreciation - beginning of period	(200,629)	(137,050)
	332,740	308,000

Add: Additions in the year	153,477	88,319
Deduct: Amortization of intangibles	(59,851)	(63,579)
Deduct: Impairment of intangibles	(298,694)	-
	$127,672	$332,740

5.
Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Ventures Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited, to manufacture and commercialize sustainable polyester resin. Each company has a 50/50 equity interest in Loop Indorama Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

Under the Agreement, Indorama Venture is required to contribute manufacturing knowledge and Loop is required to contribute its proprietary science and technology.

Specifically, the Company will contribute an exclusive world-wide royalty-free license for ITL to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ITL meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in IVL. As such, the Company uses the equity method of accounting to account for its share of the investment in Loop Indorama Technologies, LLC. As there has been no activity in ILT from the date of inception of September 24, 2018 to February 28, 2019 and, as at February 28, 2019, no transactions have been recorded in the joint venture entity, the carrying value of the equity investment is nil.

During the year ended February 28, 2019, the Company entered into multi-year supply agreements with PepsiCo, Coca-Cola’s Cross Entreprise Procurement Group and Danone SA that will enable them to purchase production capacity from the Company’s joint venture facility with IVL in the United States, and incorporate Loop™ PET resin into its product packaging starting in 2020.Also during the year ended February 28, 2019, the Company entered into a multi-year supply agreement with L’Occitane that will enable them to purchase production capacity from the Company’s first European production facility.

On April 18, 2019, Loop Innovations, LLC, a wholly-owned subsidiary of Loop Industries, Inc. contributed $500,000 to Loop Indorama Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

6. Credit Facility and Long-Term Debt

On January 24, 2018, the Company obtained a credit facility, consisting of a CDN$50,000 credit card facility and a CDN$1,400,000 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. Interest paid amounted to $54,040 during the year ended February 28, 2019 (2018 - $5,125; 2017 - nil).

The credit facility is secured by a first ranking hypothec of Loop Canada Inc.’s bank accounts, receivables, inventory, incorporeal rights and property, plant and equipment. In addition, Loop Industries, Inc., Loop Canada Inc.’s parent company, has guaranteed the credit facility and has provided a postponement of any payments that may be made on intercompany loan amounts owed by Loop Canada Inc. to Loop Industries, Inc. The terms of the credit facility require the Company to comply with certain financial covenants. As at February 28, 2019 and 2018, the Company was in compliance with its financial covenants.

	February 28, 2019	February 28, 2018
Instalment loan	$1,005,518	$1,088,426
Less current portion	53,155	54,649
Non-current portion	$952,363	$1,033,777

Principal repayments due on the Loan over the next five years are as follows:

Years ending February 28,	Amount
2020	$53,155
2021	53,155
2022	53,155
2023	53,155
2024	53,155
Thereafter	739,743
Total	$1,005,518

7.
Convertible Notes

First Issuance

On November 13, 2018, the Company issued convertible promissory notes (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $2,450,000 (the “November 2018 Private Placement”). On January 3, 2019, the Company issued additional convertible promissory notes from this issuance (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $200,000 (the “November 2018 Private Placement”). The Company expects to use the net proceeds of the November 2018 Private Placement for general corporate and working capital purposes.

The November 2018 Notes carry an interest rate of 8.00% per annum and mature on May 13, 2019 and July 3, 2019 (the “November 2018 Maturity Date”), respectively, upon which date the outstanding principal amount of the November 2018 Notes and all accrued and unpaid interest shall automatically convert into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes (the “November 2018 Conversion Price”). The total number of shares of Common Stock to be issued upon automatic conversion shall equal the outstanding principal amount of the November 2018 Notes and all accrued and unpaid interest on the November 2018 Notes, divided by the November 2018 Conversion Price.

The November 2018 Warrants are exercisable for an additional fifty percent (50%) of the shares of Common Stock issued upon the conversion of the November 2018 Notes (the “November 2018 Warrant Shares”). The per share purchase price (the “November 2018 Exercise Price”) for each of the November 2018 Warrant Shares purchasable under the November 2018 Warrants shall be equal to the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. The November 2018 Warrants will be issued upon conversion of the November 2018 Notes. The November 2018 Warrants expire eighteen (18) months from the date of the conversion of the November 2018 Notes (the “November 2018 Expiration Date”). The Investors may exercise the November 2018 Warrants at any time prior to the November 2018 Expiration Date.

Due to the variable conversion price, the November 2018 Notes contain characteristics of a variable share-forward sales contracts (“VSF”) under the guidance of ASC 480-10. Management has determined that for the purpose of the accounting for the November 2018 Notes, it is more likely than not that the November 2018 Conversion Price will be below $13.00, resulting in the issuance of a variable number of shares, the November 2018 Notes are classified as a liability, and accounted for at amortized cost.

Due to the variable number of warrants to be issued and the variable strike price of the November 2018 Warrants, these do not meet the “fixed-for-fixed” criteria under ASC 815-40. Accordingly, the November 2018 Warrants are classified as a derivative liability, initially measured at fair value and subsequently revalued at fair value through the income statement. The fair value was calculated using a Monte Carlo simulation.

The aggregate value of the November 2018 Notes and November 2018 Warrants as shown on the consolidated balance sheet are broken down as follows:

	February 28, 2019	Issue Date
November 2018 Convertible Notes - Liability	$2,495,636	$2,495,636
Accrued interest – Liability	60,793	-
Deferred financing costs	(26,557)	(63,738)
Total	2,529,872	2,431,898

November 2018 Warrants - Liability	$219,531	$154,364

The Company recorded an expense upon revaluation of the warrants between the issue date and February 28, 2019 of $65,167 (2018 – nil; 2017 - nil) and is included in operating expenses. The Company recorded interest expense on the November 2018 Notes from the issue date to February 28, 2019 in the amount of $60,793 (2018 – nil; 2017 – nil).

The transaction costs relating to this issuance were split pro-rata between the November 2018 Notes and the November 2018 Warrants. The portion relating to the November 2018 Notes were deferred and are being amortized over the life of the convertible notes. The portion relating to the November 2018 Warrants was immediately expensed.

Second Issuance

On January 15, 2019, the Company issued convertible promissory notes (the “January 2019 Notes”), together with related warrants to acquire an additional 50% of the shares issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrants”), for an aggregate purchase price of $4,500,000 (the “January 2019 Private Placement”). On January 21, 2019, the Company issued additional convertible promissory notes from this issuance (the “January 2019 Notes”), together with related warrants to acquire an additional 50% of the shares issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrants”), for an aggregate purchase price of $400,000 (the “January 2019 Private Placement”). The Company expects to use the net proceeds of the January 2019 Private Placement for general corporate and working capital purposes.

The January 2019 Notes carry an interest rate of 8.00% per annum and mature on January 15, 2020 and January 21, 2020 (the “January 2020 Maturity Date”), respectively. At the January 2020 Maturity Date, the outstanding principal amount of the January 2019 Notes shall automatically convert into shares of the common stock of the Company at the price per share equal to $8.10 (the “January 2020 Conversion Price”). The January 2020 Conversion Price may be adjusted in the event that the Company issues common shares in a private sale or offering at a lower price per share than $8.10 within 180 days of the closing date. The lower price would become the new conversion price of the January 2019 Notes, which would impact the number of shares that would be issued. The total number of shares of Common Stock to be issued upon automatic conversion shall equal the outstanding principal amount of the January 2019 Notes divided by the January 2020 Conversion Price.

With respect to accrued and unpaid interest at the January 2020 Maturity Date, the Investors have the option of receiving cash or common stock of the Company at that date. Upon the January 2020 Maturity Date, where the Investor elect’s payment of accrued and unpaid interest on the January 2019 Notes in common stock, the price per share shall be equal to the trading price of the common stock at the close of the market on the date immediately preceding the January 2020 Maturity Date.

The January 2019 Warrants are exercisable for an additional fifty percent (50%) of the shares of Common Stock issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrant Shares”). The per share purchase price (the “January 2019 Exercise Price”) for each of the January 2019 Warrant Shares purchasable under the January 2019 Warrants shall be equal to 115% of the January 2020 Conversion Price. The January 2019 Warrants will be calculated and issued upon the closing date of the January 2019 Notes, based upon the initial $8.10 conversion price. As such, the Company issued 302,469 warrants at the closing dates of the January 2019 Notes. If the Investor elects to take accrued and unpaid interest on the January 2019 Notes in common stock, additional warrants will be issued to acquire 50% of the shares issued in connection with the accrued and unpaid interest (also referred to as the “January 2019 Warrants”). The January 2019 Warrants expire twenty-four (24) months from the date of their issuance (the “January 2019 Expiration Date”). The Investors may exercise the January 2019 Warrants at any time prior to the January 2019 Expiration Date.

A beneficial conversion feature (“BCF”) of a convertible note is normally characterized as the convertible portion feature that provides a rate of conversion that is below market value or “in-the-money” when issued. A BCF related to the issuance of a convertible note is recorded at the issue date. With the conversion feature on the January 2019 Notes being “in the money”, the beneficial conversion feature is measured using the intrinsic value method and is shown as a discount on the carrying amount of the convertible note and is credited to additional paid-in capital. The intrinsic value of the beneficial conversion feature at the issue date of the January 2019 Notes was determined to be $1,200,915.

In connection with the January 2019 Warrants issued along with the January 2019 Notes, they meet the requirements of the scope exemptions in ASC 815-10-15-74 and are thus classified as equity upon issuance. The Company determined the fair value of the warrants using the Black-Scholes pricing formula and is shown as a discount on the carrying amount of the convertible note and is credited to additional paid-in capital. The fair value of the warrants at the issue date was determined to be $757,704.
The allocated fair values of the beneficial conversion feature and the warrants is recorded in the financial statements as a debt discount from the face amount of the convertible note and such discount is amortized over the expected term of the convertible note and is charged to interest expense.

The aggregate values of the beneficial conversion feature, the January 2019 Warrants and the January 2019 Notes are broken down as follows:

	February 28, 2019	Issue Date
January 2019 Convertible Notes – Liability	$3,126,886	$2,941,381
Accrued interest - Liability	49,011	-
Deferred financing costs	(69,597)	(79,539)
	3,106,300	2,861,842

January 2019 Beneficial Conversion Option – Equity	1,200,915	1,200,915

January 2019 Warrants – Equity	$757,704	$757,704

The Company recorded accretion expense between the issue date and February 28, 2019 of $185,505 (2018 – nil; 2017 - nil) and is included in operating expenses. The Company recorded interest expense on the January 2019 Notes from the issue date to February 28, 2019 in the amount of $49,011 (2018 – nil; 2017 – nil).

The transaction costs relating to this issuance were split pro-rata between the January 2019 Notes, the beneficial conversion feature and the January 2019 Warrants. The portion relating to the January 2019 Notes were deferred and are being amortized over the life of the convertible notes. The portion relating to the beneficial conversion feature and January 2019 Warrants were recorded as share issuance expenses and offset against paid-in capital.

8. Related Party Transactions

Advances from majority stockholder

Mr. Daniel Solomita, the Company’s majority stockholder and CEO, and companies controlled by him, previously made advances to the Company totaling $278,472 as at February 28, 2017. The advances were unsecured, non-interest bearing with no formal terms of repayment. Also, as at February 28, 2017, accrued compensation totaling $360,000 was owed to Mr. Solomita. During the year ended February 28, 2018, the Company paid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $638,472. As at February 28, 2019, no amounts were owed to Mr. Solomita or to companies controlled by him.

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer (“CEO”).  The employment agreement is for an indefinite term.

On July 13, 2018, the Company and Mr. Solomita entered into an amendment and restatement of the employment agreement.  The amended and restated employment agreement provides for an increase in Mr. Solomita’s base salary and eligibility to participate in an annual cash bonus subject to performance measures. Mr. Solomita’s base salary and bonus opportunity are retroactive effective to March 1, 2018.  For the year ended February 28, 2019, compensation expense for the Company’s CEO amounted to $798,791 (2018 -$189,540; 2017 - $210,618), inclusive of the retroactive adjustment in accordance with the employment agreement as amended and restated on July 13, 2018.

In addition, the employment agreement provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, in tranches of one million shares each, upon the achievement of four performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The Company’s board of directors approved the grant of the restricted stock units, effective and contingent upon approval by the Company’s shareholders at the Company’s 2019 annual meeting, of an increase in the number of shares available for grant under the Plan.  The restricted stock units vest upon the achievement of applicable performance milestones, as follows:

i) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s securities are listed on an exchange or the OTCQX tier of the OTC Markets;
ii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of PTA/EG or a PET;
iii) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s first full-scale production facility is in commercial operation; and
iv) 1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s second full-scale production facility is in commercial operation.

During the year ended February 28, 2017, it became probable that Mr. Solomita would meet his first milestone. Accordingly, 1,000,000 performance incentive shares of common stock with a fair value of $800,000 were earned and are issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the year ended February 28, 2017 based on the grant date fair value. During the years ended February 28, 2019 and 2018, no other milestones became probable of being met and, accordingly, the Company did not record any additional compensation expense.

9. Stockholders’ Equity

Series A Preferred Stock

On February 15, 2016, the Company and Mr. Solomita agreed to amend his employment. The amendment provides that the Company shall issue to Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of the amendment. The amendment effectively provides Mr. Solomita with a “change of control” provision over the Company in the event that his currently-held 55.0% of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under the amendment, the Company created a “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his currently-held 55.0% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

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

Common Stock

For the year ended February 28, 2019	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of stock options	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, February 28, 2019	33,805,706	$3,381

For the year ended February 28, 2018	Number of shares	Amount
Balance, February 28, 2017	31,451,973	$3,146
Issuance of shares for cash	1,829,061	183
Cashless exercise of stock options	115,034	12
Issuance of shares upon exercise of warrants	355,020	35
Balance, February 28, 2018	33,751,088	$3,376

During the year ended February 28, 2019:

(iii)
the Company issued 18,821 shares of common stock upon the cashless exercise of 20,000 warrants.

(iv)
the Company issued 35,797 shares of common stock upon the vesting of restricted stock units.

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

January 2018 Private Placement (the “Private Placement”)

On January 9, 2018, the Company commenced a Private Placement Offering whereby the Company would issue units for $12.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.25 shares of common stock at $12.00 per share exercisable sixty days from the date of closing of the private placement round in the event that the Company does not file the Resale Registration Statement or, prior to that date, if the holder elects to forego its registration rights. The warrant expires one year from the date of issuance.

The Purchase Agreement provides the unit holder with certain registration rights, including resale registration rights, with respect to the common stock issued in connection with the Private Placement, as well as shares issuable upon the exercise of the warrants, and standard anti-dilution protection for a period of ninety days, following the date of closing of the private placement round, which in the event the Company issues common stock for consideration of less than $12.00 per share, allows for an adjustment to the conversion ratio.

At the closing of round one of the Private Placement on January 11, 2018, the Company issued for an aggregate 617,667 common shares and warrants to purchase up to 154,416 shares of common stock, resulting in gross proceeds of $7,412,000. On January 22, 2018, warrants were exercised for 31,250 common shares for total proceeds of $375,000.

At the closing of round two of the Private Placement on January 30, 2018, the Company issued for an aggregate 70,000 common shares and warrants to purchase up to 17,500 shares of common stock, resulting in gross proceeds of $840,000. No warrants have been exercised.

In April 2018, as the Company did not file the Resale Registration Statements, the aforementioned warrants to purchase 140,666 common shares, with an exercise price of $12.00 per share and an expiration date of no later than January 30, 2019, became exercisable.

10. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 28, 2019 and 2018:

	2019		2018
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,374,581	$7.99	1,010,000	$0.96
Granted	39,902	9.67	2,310,000	9.23
Exercised	(20,000)	0.80	(245,034)	0.80
Forfeited	(369,583)	11.49	(620,385)	4.97
Expired	(62,500)	4.80	(80,000)	0.80
Outstanding, end of period	1,962,400	$7.53	2,374,581	$7.99
Exercisable, end of period	1,126,664	$7.72	841,249	$6.32

	2019		2018
Exercise price	Number of stock options outstanding	Weighted average remaining life	Number of stock options outstanding	Weighted average remaining life
$0.80	582,081	6.76	602,081	7.75
$3.00	-	-	12,500	0.25
$5.25	380,000	8.50	530,000	9.49
$8.75	26,693	10.0	-	-
$11.52	13,209	9.36	-	-
$12.00	700,000	8.54	700,000	9.54
$13.49	193,750	0.17	250,000	9.63
$13.89	66,667	0.01	280,000	9.69
Outstanding, end of period	1,962,400	6.91	2,374,581	9.05
Exercisable, end of period	1,126,664	5.99	841,249	7.67

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model were as follows:

	2019	2018	2017
Exercise price	$ 8.75 - 11.52	$ 5.25 - 13.89	$ 3.00
Risk-free interest rate	2.70% - 2.82%	1.46 - 2.15%	0.91%
Expected dividend yield	0%	0%	0%
Expected volatility	78%	80% to 94%	122%
Expected life	6.5 to 7 years	3 to 6 years	2 years

During the year ended February 28, 2019, stock-based compensation expense attributable to stock options amounted to $3,176,786 (2018 - $6,281,319; 2017 - $135,673) and is included in operating expenses.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years ended February 28, 2019 and 2018:

	2019		2018
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	34,102	$13.00	-	$-
Granted	406,188	8.80	34,102	13.00
Vested	(35,797)	13.06	-	-
Forfeited	(1,625)	12.31	-	-
Outstanding, end of period	402,868	$8.77	34,102	$13.00

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 28, 2019, stock-based compensation attributable to RSUs amounted to $808,374 (2018 - $265,994; 2017 – nil) and is included in operating expenses.

11. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the years ended February 28, 2019 and 2018:

	2019	2018
	Number of units	Number of units
Outstanding, beginning of period	1,735,898	-
Issuance upon registration	-	3,000,000
Automatic share reserve increase	1,500,000	-
Units granted	(446,090)	(1,264,102)
Units forfeited	371,208	-
Units expired	62,500	-
Outstanding, end of period	3,223,516	1,735,898

12. Warrants

	2019		2018
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	140,667	$12.00	637,670	$6.00
Issued	802,469	10.74	171,917	12.00
Exercised	-	-	(225,020)	6.83
Expired	(140,667)	12.00	(443,900)	6.00
Outstanding, end of period	802,469	$10.74	140,667	$12.00

The expiration dates of the warrants outstanding as at February 28, 2019 are as follows:

	2019
	Number of warrants	Weighted average exercise price
January 15, 2020	277,778	$9.32
January 21, 2020	24,691	9.32
February 25, 2021	200,000	11.00
February 25, 2021	300,000	12.00
Outstanding, end of period	802,469	$10.74

13. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	Years ended February 28,
	2019	2018	2017
U.S. operations	$(8,948,305)	$(8,509,651)	$(2,155,934)
Foreign operations	(8,588,106)	(5,527,727)	(1,958,067)
Loss before taxes	$(17,536,411)	$(14,037,378)	$(4,114,001)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Years ended February 28,
	2019	2018	2017
Statutory Federal rate (21.0% in 2019; 32.7% in 2018; 35.0% in 2017)
Federal income tax at statutory rate	$(3,682,646)	$(4,585,497)	$(1,439,900)
Effect of foreign jurisdiction	(308,046)	320,769	40,018
Non-deductible expenses	888,749	2,169,384	(48,326)
Tax credits related to research and development expenditures	(387,326)	(146,757)	-
Impact of Tax Cuts and Jobs Act Enactment	-	876,812	-
Unrecognized tax benefit of net operating losses and other available deductions	3,489,269	1,365,289	1,448,208
Effective income tax expense	$-	$-	$-

Current	$-	$-	$-
Deferred	$-	$-	$-

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of enactment of U.S. tax reform was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Treasury Department on several provisions including the computation of the transition tax. The Company’s Controlled Foreign Corporations (“CFCs”), being Loop Canada Inc. and 9449710 Canada Inc., were deficit E&T corporations, and as such no income was recognized by Loop Industries during the year ended February 28, 2019 (2018 – nil; 2017 – nil). No further inclusions were made during the year ended February 28, 2019 based on guidance issued during the year. Additional guidance may be issued after February 28, 2019 and any resulting effects will be recorded at that time.

Additionally, as part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”). The Company has not made an accrual for the deferred tax aspects of this provision as Loop Industries’ CFCs have suffered net tested losses.

The enactment of U.S. tax reform reduced the corporate tax rate to 21%, effective January 1, 2018, for all corporations. US GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, therefore the Company revalued its deferred tax assets and liabilities as at December 22, 2017. As a result of the revaluation, the Company recorded a tax expense of $876,812 during the year ended February 28, 2018, to reflect the revaluation of deferred taxes. However, as in prior years, a valuation allowance was provided against the deferred tax asset.

The Company has accumulated the following losses for income tax purposes which may be carried forward to reduce U.S. Federal and Canadian Federal and provincial taxable income in future years, and will expire as follows:

	U.S.	Canada
	Federal	Federal	Québec
2035	$56,699	$-	$-
2036	521,398	-	-
2037	4,419,150	278,623	278,623
2038	1,560,483	3,096,139	3,096,139
2039	-	4,268,317	4,281,955
Indefinite	8,038,528	-	-
	$14,596,258	$7,643,079	$7,656,717

In addition, the Company has approximately CDN$4,679,187 of research and development expenditures for Canadian Federal tax purposes and CDN$4,670,034 for Québec tax purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at February 28,
	2019	2018
Deferred tax assets
Canada net operating loss carry forward	$2,026,984	$1,127,381
U.S. net operating loss carry forward	3,165,937	1,377,008
Accrual and reserves	118,309	-
Property, plant and equipment		136,200
Research and development expenditures and credits	1,058,010	472,608
Unrealized foreign exchange	-	9,462
Other	38,418	-
Deferred tax assets	6,407,658	3,122,659
Deferred tax liabilities
Property, plant and equipment	(41,636)	(2,367)
Intangibles	(34,785)	(1,489)
Accrual and reserves	-	(49,236)
Investment tax credits	-	-
Unrealized foreign exchange	-	(8,697)
Deferred tax liabilities	(76,421)	(61,789)

Deferred tax assets, net	6,331,239	3,060,870
Valuation allowance	(6,331,239)	(3,060,870)
Deferred tax assets, net	$-	$-

Assessment of the amount of value assigned to the Company's deferred tax assets under the applicable accounting rules is judgmental.  The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  The realization of the Company's deferred tax assets, including those related to income tax loss carryforwards, is dependent on generating sufficient taxable income in future periods.  Management does not believe that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to its deferred tax assets.  Accordingly, the Company has provided for a valuation allowance of the Company's deferred tax asset. For the years ended February 28, 2019, 2018 and 2017, the valuation allowance increased by $3,270,369, $1,446,422 and $1,247,252, respectively.

The tax years subject to examination by major tax jurisdiction include the years 2016 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2016 and forward for the Canadian jurisdiction.

14. Fair value of financial instruments

The following table presents the fair value of the Company’s financial liabilities and warrants at February 28, 2019:

	Fair Value Measurements at February 28, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value:
Warrants (First Issuance)	$219,531	$219,531	Level 3

Instruments measured at amortized cost:
Long-term debt	1,005,518	1,005,518	Level 2
Convertible notes (First Issuance)	2,495,636	2,650,000	Level 2
Convertible notes (Second Issuance)	$3,126,886	$3,150,000	Level 2

The Warrants under the First Issuance of Convertible Notes represent a Level 3 in the fair value hierarchy. The Warrants were valued using a Monte Carlo simulation using a volatility of 71.5%. The Company recorded a loss on revaluation from the date of issuance to February 28, 2019 of $65,167 and has been included in operating expenses.

15. Contingencies

On January 27, 2017, two individuals (“Plaintiffs”), filed a claim against the Company in the Los Angeles Superior Court (“Court”), seeking damages for breach of implied covenant of good faith and fair dealing, breach of contract, and promissory fraud, asserting entitlement to shares of the Company’s common stock. On February 25, 2019, the Company and the Plaintiffs entered into a settlement agreement and release (“Settlement Agreement”), which sets forth the parties’ agreement in principle for settlement. Through the Settlement Agreement, Plaintiffs, the Company and certain other parties to the Settlement Agreement agreed to mutual releases of any and all claims.

Pursuant to the terms of the Settlement Agreement, without agreeing that any of the Plaintiffs’ claims have merit, the Company agreed to issue to the Plaintiffs 150,000 shares of the Company’s common stock (“Plaintiff Common Shares”) and 500,000 warrants exercisable for shares of the Company’s common stock (“Plaintiff Warrants”). The Plaintiff Common Shares will be restricted upon issuance, but within 180 days following the date of the Settlement Agreement, the Company has agreed to file and use its reasonable best efforts to have declared effective a registration statement to register the Plaintiff Common Shares and the shares of the Company’s common stock underlying the Plaintiff Warrants. The Company also agreed to maintain such registration statement for 2 years from the date of effectiveness unless the Plaintiffs sell or otherwise transfer the shares covered by such registration statement prior to the two-year anniversary. 300,000 of the Plaintiff Warrants are exercisable for shares of the Company’s common stock at an exercise price of $12.00 per share for a period of 24 months following the date of the Settlement Agreement. The remaining 200,000 Plaintiff Warrants are exercisable for shares of the Company’s common stock at an exercise price of $11.00 per share for a period of 24 months, but in the event the Company’s 5-day average trading price during any period in the first 18 months following the date of the Settlement Agreement is above $11 per share, then the exercise term of such warrants shall automatically be reduced to 18 months instead of 24 months.

In connection with the legal settlement, the Company recorded an expense in the amount of $4,041,627, based on the fair value of the Plaintiff Common Shares and Plaintiff Warrants that were issued on February 25, 2019, under the terms of the Settlement Agreement.

16. Subsequent Events

On February 27, 2019, Loop Industries, Inc. entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company has agreed to issue and sell to the Purchaser, in a registered direct offering (“Offering”), an aggregate of 600,000 shares (“Shares”) of the Company’s common stock at a per share purchase price of $8.55 per share, for aggregate net proceeds of approximately $4.2 million, after deducting placement agent fees and estimated offering expenses payable by the Company of approximately $0.9 million. The Offering closed on March 1, 2019. The Company intends to use the net proceeds from the Offering for general corporate purposes and working capital.

On April 5, 2019, the Company and certain investors (the "Investors") that purchased convertible notes (the "November 2018 Notes") from the Company pursuant to the Note and Warrant Purchase Agreement dated as of November 13, 2018 or January 3, 2019 (the "2018 Note Purchase Agreement"), signed an Amendment, Surrender and Conversion Agreement (“Conversion Agreement”) whereby the parties agreed to convert the November 2018 Notes, and all accrued and unpaid interest, into shares of the common stock of the Company at a newly agreed conversion price per share equal to $8.55 (the “New Conversion Price”), replacing the previous formula which converted the November 2018 Notes and accrued and unpaid interest into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes. The Conversion Agreement stipulates that the interest on the November 2018 Notes would be paid up to and including April 3, 2019. Pursuant to the 2018 Note Purchase Agreement, the Investors also received related warrants (the “November 2018 Warrants”) to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes. As part of the Conversion Agreement, the exercise price of the November 2018 Warrants will also be the New Conversion Price, replacing the previous formula which established the conversion price for the November 2018 Warrants as the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. As a result of the Conversion Agreement, the Company issued 319,326 shares of common stock of the Company and issued 159,663 warrants. The November 2018 Warrants expire eighteen (18) months from the date of the conversion of the November 2018 Notes.

On April 18, 2019, Loop Innovations, LLC, a wholly-owned subsidiary of Loop Industries, Inc. contributed $500,000 to Loop Indorama Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures over financial reporting as of February 28, 2019 was effective.

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

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
●
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2019. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 28, 2019 was effective.

In connection with our prior years’ assessments of the effectiveness of internal control over financial reporting as at February 28, 2018, we concluded that there was a material weakness related specifically to the accounting for stock-based compensation. In connection with the material weaknesses identified as at February 28, 2018, associated specifically to the accounting for share-based payments, during the year ended February 28, 2019, management took steps towards remediating our material weakness in connection with the accounting for share-based payments, by expanding our in-house expertise on accounting for share-based payments, as well as continuing to consult with external third parties on more complex share-based payment arrangements. This remediation process commenced during the fourth quarter of Fiscal 2018 and has been successfully implemented.

As a result of the actions noted above, the material weaknesses identified as part of our Fiscal 2018 assessment were remediated during Fiscal 2019.

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Changes in internal controls over financial reporting have been reported in the section “Management’s Annual Report on Internal Control Over Financial Reporting” and include the implementation and formalization of certain controls relating to the accounting for stock-based compensation, which included expanding our in-house expertise on accounting for stock-based compensation under US GAAP, as well as establishing formal protocols that require management to consult with external third parties on more complex share-based payment arrangements. These changes were implemented to remediate the material weaknesses in internal control over accounting for share-based payment arrangements described above.

With the exception of the remediation procedures identified with respect to the accounting for share-based payment arrangements, there were no other changes in our internal control over financial reporting during our most recent fiscal year that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
for
Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as a mended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	8-K	001-38301	Filed herewith
4.2	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.1
4.3	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.2
4.4	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	April 10, 2019	4.3
4.5	Form of Amendment to November 2018 Warrant, dated April 8, 2019	8-K	001-38301	April 10, 2019	4.4
4.6	Form of Convertible Promissory Note, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.1

4.7	Form of Warrant, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.2
4.8	Form of Note and Warrant Purchase Agreement, dated November 13, 2018.	8-K	001-38301	November 13, 2018	4.1
4.9	Form of Note, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	4.2
4.10	Form of Warrant, dated January 11, 2018	8-K	001-38301	January 18, 2018	4.1
4.11	Form of Indenture	S-3	001-38301	August 10, 2018	4.1
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc	10-K	000-54768	May 30, 2017	10.5
10.7	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7

10.8†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.9	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.10	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.11	Employment Agreement, dated September 27, 2017, by and between Loop Industries, Inc. and Antonella Penta	10-K	001-38301	May 14, 2018	10.11
10.16	Securities Purchase Agreement, dated February 27, 2019, by and between Loop Industries, Inc. and the purchaser identified therein.	8-K	001-38301	February 28, 2019	10.1
10.19	Form of Note and Warrant Purchase Agreement, dated January 15, 2019.	8-K	001-38301	January 16, 2019	10.1
10.20	Master Term and Conditions Supply Agreement, dated November 23, 2018, by and between Loop Industries, Inc. and Coca-Cola Cross Enterprise Procurement Group.	8-K	001-38301	November 29, 2018	10.1

10.23	Form of Warrant, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	10.1
10.24	Terms and Conditions Agreement, dated October 9, 2018, by and between Loop Industries, Inc. and Pepsi-Cola Advertising and Marketing, Inc.	8-K	001-38301	October 15, 2018	10.1
10.25	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-38301	September 28, 2018	10.1
10.26	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-38301	September 28, 2018	10.2
10.27	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-38301	September 28, 2018	10.3
10.30	Form of Common Stock Subscription Agreement	8-K	001-38301	January 18, 2018	10.1
10.33	Employment Agreement, dated October 20, 2017, by and between Loop Canada Inc. and Frank Zitella.	10-Q	000-54768	January 12, 2018	10.3
10.34	Employment Agreement, dated April 10, 2018, by and between Loop Canada Inc. and Nelson Switzer]	10-Q/A	000-54768	July 11, 2018	10.12

10.35	Employment Agreement, dated December 19, 2018, by and between Loop Canada Inc. and Nelson Gentiletti.		000-54768	Filed herewith
14.1	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
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

LOOP INDUSTRIES, INC.

Date: May 2, 2019	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 7, 2019	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 7, 2019	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Operating Officer and Chief Financial Officer (principal accounting officer and principal financial officer), Secretary and Treasurer

Date: May 7, 2019	By:	/s/ Sidney Horn
	Name:	Sidney Horn
	Title:	Director

Date: May 7, 2019	By:	/s/ Shaun Higgins
	Name:	Shaun Higgins
	Title:	Director

Date: May 7, 2019	By:	/s/ Leslie Murphy
	Name:	Leslie Murphy
	Title:	Director

Date: May 7, 2019	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 7, 2019	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director