Form 10-Q
period 2019-05-31
Loop Industries, Inc.
filed 2019-07-08
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐  No ☒

As at July 8, 2019, there were 39,012,531 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three months ended May 31, 2019
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Contents	Page(s)

Condensed consolidated balance sheets as at May 31, 2019 and February 28, 2019 (Unaudited)	F‑2

Condensed consolidated statements of operations and comprehensive loss for the three months ended	F‑3
May 31, 2019 and 2018 (Unaudited)

Condensed consolidated statement of changes in stockholders’ equity for the three months ended	F‑4
May 31, 2019 and 2018 (Unaudited)

Condensed consolidated statement of cash flows for the three months ended May 31, 2019 and 2018 (Unaudited)	F‑6

Notes to the condensed consolidated financial statements (Unaudited)	F‑7

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31, 2019	February 28, 2019

Assets
Current assets
Cash (Note 17)	$6,971,613	$5,833,390
Sales tax, tax credits and other receivables (Note 3)	741,993	599,000
Prepaid expenses	176,309	226,521
Total current assets	7,889,915	6,658,911
Investment in joint venture (Note 8)	500,000	-
Property, plant and equipment, net (Note 4)	6,005,335	5,371,263
Intangible assets, net (Note 5)	146,112	127,672
Total assets	$14,541,362	$12,157,846

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Notes 7)	$3,103,159	$2,670,233
Convertible notes (Note 10)	3,653,549	5,636,172
Warrants (Note 10)	-	219,531
Current portion of long-term debt (Note 9)	51,748	53,155
Total current liabilities	6,808,456	8,579,091
Long-term debt (Note 9)	914,221	952,363
Total liabilities	7,722,677	9,531,454

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 11)	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 34,875, 032 shares issued and outstanding (February 28, 2019 – 33, 805,706) (Note 11)	3,488	3,381
Additional paid-in capital	46,536,157	38,966,208
Additional paid-in capital – Warrants (Note 10)	1,074,633	757,704
Additional paid-in capital – Beneficial conversion feature (Note 10)	1,200,915	1,200,915
Common stock issuable, 1,000,000 shares (Note 11)	800,000	800,000
Accumulated deficit	(42,366,142)	(38,811,592)
Accumulated other comprehensive loss	(430,366)	(290,224)
Total stockholders' equity	6,818,685	2,626,392
Total liabilities and stockholders' equity	$14,541,362	$12,157,846

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended May 31,
	2019	2018
Revenue	$-	$-

Operating Expenses -
Research and development, net (Note 12)	997,861	1,066,079
General and administrative (Note 12)	1,902,630	2,355,550
Depreciation and amortization (Notes 4 and 5)	164,336	101,069
Interest and other finance costs (Note 15)	501,849	12,913
Foreign exchange (gain)	(12,126)	(6,081)
Total operating expenses	3,554,550	3,529,530)

Net loss	(3,554,550)	(3,529,530)

Other comprehensive loss -
Foreign currency translation adjustment	(140,142)	(52,268)
Comprehensive loss	$(3,694,692)	$(3,581,798)
Loss per share
Basic and diluted	$(0.11)	$(0.11)
Weighted average common shares outstanding
Basic and diluted	34,714,510	33,140,148

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

		Three Months Ended May 31, 2018
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$-	$-	$800,000	$(21,275,181)	$(169,100)	$10,324,065

Issuance of shares upon cashless exercise of warrants	18,821	2	-	-	(2)	-	-	-	-	-	-
Issuance of shares upon vesting of restricted stock units	35,797	3	-	-	(3)	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	978,025	-	-	-	-	-	978,025
Restricted stock units issued for services	-	-	-	-	207,644	-	-	-	-	-	207,644
Foreign currency translation	-	-	-	-	-	-	-	-	-	(52,268)	(52,268)
Net loss	-	-	-	-	-	-	-	-	(3,529,530)	-	(3,529,530)
Balance, May 31, 2018	33,805,706	$3,381	1	$-	$32,150,634	$-	$-	$800,000	$(24,804,711)	$(221,368)	$7,927,936

		Three Months Ended May 31, 2019
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

Issuance of common shares for cash, net of share issuance costs (Note 11)	600,000	60	-	-	4,266,725	-	-	-	-	-	4,266,785
Issuance of shares for legal settlement (Note 15)	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes (Note 10)	319,326	32	-	-	2,372,549	316,929	-	-	-	-	2,689,510
Stock options issued for services (Note 12)	-	-	-	-	575,513	-	-	-	-	-	575,513
Restricted stock units issued for services (Note 12)	-	-	-	-	355,177	-	-	-	-	-	355,177
Foreign currency translation	-	-	-	-	-	-	-	-	-	(140,142)	(140,142)
Net loss	-	-	-	-	-	-	-	-	(3,554,550)	-	(3,554,550)
Balance, May 31, 2019	34,875,032	$3,488	1	$-	$46,536,157	$1,074,633	$1,200,915	$800,000	$(42,366,142)	$(430,366)	$6,818,685

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,554,550)	$(3,529,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,336	101,069
Stock-based compensation expense	930,690	1,185,669
Accrued interest	117,433	-
Loss on revaluation of warrants	8,483	-
Debt accretion	583,727	-
Deferred financing costs	46,442	-
Gain on conversion of convertible notes	(268,730)	-
Changes in operating assets and liabilities:
Sales tax and tax credits receivable	(158,954)	53,699
Prepaid expenses	49,136	239,669
Accounts payable and accrued liabilities	(5,366)	(221,637)
Net cash used in operating activities	(2,087,353)	(2,171,061)

Cash Flows from Investing Activities
Investment in joint venture	(500,000)	-
Additions to property, plant and equipment	(470,545)	(585,958)
Additions to intangible assets	(24,811)	(6,358)
Net cash used in investing activities	(995,356)	(592,316)

Cash Flows from Financing Activities
Proceeds from sale of common shares	5,130,000	-
Share issuance costs	(863,216)	-
Repayment of long-term debt	(13,057)	(13,514)
Net cash (used) provided by financing activities	4,253,727	(13,514)

Effect of exchange rate changes	(32,796)	(17,807)
Net change in cash	1,138,222	(2,794,698)
Cash, beginning of period	5,833,390	8,149,713
Cash, end of period	$6,971,612	$5,355,015

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$14,488	$13,037

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three Months Ended May 31, 2019 and 2018
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc., its wholly-owned subsidiaries and joint venture (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The balance sheet information as at February 28, 2019 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2019, which is included in Item 8 of the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included. Operating results for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 28, 2020.

Intercompany balances and transactions are eliminated on consolidation.

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

Stock-based compensation

Loop Industries, Inc. periodically issues stock options and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three-month periods ended May 31, 2019 and 2018 amounted to $997,861 and $1,066,079, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the three-month periods ended May 31, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2019, the potentially dilutive securities consisted of 1,691,973 outstanding stock options (May 31, 2018 – 2,254,581), 403,767 outstanding restricted stock units (May 31, 2018 – 22,755), 962,132 outstanding warrants (May 31, 2018 – 140,667) and 1,000,000 outstanding issuable common stock (May 31, 2018 – 1,000,000).

Recently adopted accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. ASU 2018-02 is applicable beginning March 1, 2019. The adoption of the standard had no impact on the consolidated financial statements of the Company.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of the standard had no impact on the consolidated financial statements of the Company.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which clarify certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation – Stock Compensation – Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this Update clarifies that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined. The amendments in this Update are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of the standard had no impact on the consolidated financial statements of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases,” amended in July by ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Targeted Improvements,” and ASU 2018-20, “Narrow-Scope Improvements for Lessors,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU may either be adopted on a modified retrospective approach at the beginning of the earliest comparative period, or through a cumulative-effect adjustment at the adoption date. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted these standards effective March 1, 2019. The adoption of the standard had no impact on the consolidated financial statements of the Company. The Company elected to apply the package of practical expedients that allows us not to reassess whether expired or existing contracts contain leases, the classification of these leases and whether previously capitalized initial direct costs would qualify for capitalization under Accounting Standards Codification (or “ASC”) 842. Furthermore, we elected to use hindsight in determining the lease term and assessing impairment of the right-of-use assets.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at May 31, 2019 and February 28, 2019 were as follows:

	May 31, 2019	February 28, 2019
Sales tax	$222,215	$82,992
Research and development tax credits	455,564	410,997
Other receivables	64,214	105,011
	$741,993	$599,000

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the three-month periods ended May 31, 2019 and 2018, the Company recorded $55,725 and nil, respectively, as a reduction of research and development expenses. During the three-month periods ended May 31, 2019 and 2018, research and development tax credits received by the Company from taxation authorities amounted to nil and nil, respectively.

4. Property, Plant and Equipment

	As at May 31, 2019
	Cost	Accumulated depreciation	Net book value
Building	$1,832,840	$(82,178)	$1,750,661
Land	226,540	-	226,540
Building Improvements	373,823	(122,274)	251,549
Machinery and equipment	4,650,026	(935,568)	3,714,458
Office equipment and furniture	113,989	(51,863)	62,126
Balances, end of period	$7,197,218	$(1,191,883)	$6,005,335

	As at February 28, 2019
	Cost	Accumulated depreciation	Net book value
Building	$1,882,665	$(68,596)	$1,814,069
Land	232,699	-	232,699
Building Improvements	383,985	(119,889)	264,096
Machinery and equipment	3,834,338	(841,236)	2,993,102
Office equipment and furniture	117,088	(49,791)	67,297
Balances, end of period	$6,450,775	$(1,079,512)	$5,371,263

Depreciation expense for the three-month periods ended May 31, 2019 and 2018 amounted to $161,321 and $84,590, respectively, and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

5. Intangible Assets

On October 27, 2014, the Company entered into an Intellectual Property Assignment Agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method, which was used to develop the Generation I (“GEN I”) technology, for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The GEN I technology patent portfolio has two issued U.S. patents and a pending U.S. application expected to expire on or around July 2035. Internationally, the Company has an issued patent in Taiwan, an allowed application in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, the Philippines, and South Africa, all expected to expire, if granted, on or around July 2036.

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

The Company has no intention of commercializing the GEN I technology at this time.

During the year ended February 28, 2019, the Company finalized the development of its next generation technology, referred to as Generation II (“GEN II”), and has filed various patents in jurisdictions around the world. On April 9, 2019, the GEN II U.S. patent was formally approved and issued and is expected to expire on or around September 2037. The GEN II technology patent portfolio also has a pending U.S. application as well as a PCT application and non-PCT applications in Argentina, Bangladesh, Bolivia, Bhutan, members of the Gulf Cooperation Council, Iraq, Pakistan, Taiwan, Uruguay, and Venezuela, all expected to expire, if granted, on or around September 2037. Additionally, the Company has three pending provisional applications directed to additional aspects of the GEN II technology. Any patents that would ultimately grant from these provisional applications would be expected to expire, if granted, no earlier than 2039.

Concurrent with the GEN II development, in June 2018, the Company transitioned to its newly constructed GEN II industrial pilot plant. The GEN II technology forms the basis for the commercialization of the Company into the future.

As a result of the strategic shift away from the GEN I technology, and the development of the GEN II technology during the year ended February 28, 2019, the Company considered the carrying value of its GEN I intangible asset to be impaired and wrote off the remaining balance of the intangible asset, which amounted to $298,694.

Amortization expense for the three-month periods ended May 31, 2019 and 2018 amounted to $3,015 and $16,479, respectively, and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

	As at May 31, 2019	As at February 28, 2019

Intangible assets, at cost - beginning of period	$127,672	$533,369
Intangible assets, accumulated depreciation – beginning of period	-	(200,629)
	127,672	332,740

Add: Additions in the period	24,811	153,477
Deduct: Amortization of intangibles	(3,015)	(59,851)
Deduct: Impairment of intangibles	-	(298,694)
Add (deduct): Foreign exchange effect	(3,356)	-
	$146,112	$127,672

6. Fair value of financial instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2019 and February 28, 2019:

	Fair Value Measurements as at May 31, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value:	$-	$-	-

Instruments measured at amortized cost:
Long-term debt	965,969	965,969	Level 2
Convertible notes (Second Issuance)	$3,556,249	$4,900,000	Level 2

	Fair Value Measurements at February 28, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value:
Warrants (First Issuance)	$219,531	$219,531	Level 3

Instruments measured at amortized cost:
Long-term debt	1,005,518	1,005,518	Level 2
Convertible notes (First Issuance)	2,495,636	2,650,000	Level 2
Convertible notes (Second Issuance)	$3,126,886	$3,150,000	Level 2

The Warrants under the First Issuance of Convertible Notes represent a Level 3 in the fair value hierarchy. The Warrants were valued using a Monte Carlo simulation using a volatility of 71.5%. The Company recorded a loss on revaluation from the date of issuance to February 28, 2019 of $65,167.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2019 and February 28, 2019 were as follows:

	May 31, 2019	February 28, 2019
Trade accounts payable	$2,086,412	$1,784,362
Accrued liabilities	555,287	520,671
Accrued bonuses	461,460	365,200
	$3,103,159	$2,670,233

8.
Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Ventures Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited, to manufacture and commercialize sustainable polyester resin. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

Under the Agreement, Indorama Venture is contributing manufacturing knowledge and Loop is required to contribute its proprietary science and technology.

Specifically, the Company is contributing an exclusive world-wide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in Indorama Loop Technologies, LLC. There was no activity in ILT from the date of inception of September 24, 2018 to February 28, 2019 and, as at February 28, 2019, the carrying value of the equity investment was nil. On April 18, 2019, Loop Innovations, LLC, the Company’s wholly-owned subsidiary, and Indorama Ventures Holdings LP, USA each contributed cash of $500,000 to ILT. As there were no other transactions during the three-month period ended May 31, 2019, the carrying value of the equity investment as at May 31, 2019 was $500,000.

9. Long-Term Debt

	May 31, 2019	February 28, 2019
Instalment loan	$965,969	$1,005,518
Less current portion	51,748	53,155
Non-current portion	$914,221	$952,363

Principal repayments due on the Instalment loan over the next five years are as follows:

Years ending February 28,	Amount
2020	$38,811
2021	51,748
2022	51,748
2023	51,748
2024	51,748
Thereafter	720,166
Total	$965,969

Interest paid on the instalment loan during the three-month periods ended May 31, 2019 and 2018 amounted to $13,070 and $13,037, respectively. As at May 31, 2019, the Company was in compliance with its financial covenants.

10.
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

The transaction costs related to this issuance were split pro-rata between the November 2018 Notes and the November 2018 Warrants. The portion relating to the November 2018 Notes were deferred and are being amortized over the life of the convertible notes. The portion relating to the November 2018 Warrants was immediately expensed.

The aggregate value of the November 2018 Notes and November 2018 Warrants as shown on the consolidated balance sheet are broken down as follows:

	May 31, 2019	February 28, 2019	Issue Date
November 2018 Convertible Notes – Liability	-	$2,495,636	$2,495,636
Accrued interest – Liability	-	60,793	-
Deferred financing costs	-	(26,557)	(63,738)
Total	-	2,529,872	2,431,898

November 2018 Warrants – Liability	-	$219,531	$154,364

On April 5, 2019, the Company and the Investors that purchased the "November 2018 Notes from the Company pursuant to the Note and Warrant Purchase Agreement dated as of November 13, 2018 or January 3, 2019, executed an Amendment, Surrender and Conversion Agreement (“Conversion Agreement”) whereby the parties agreed to convert the November 2018 Notes, and all accrued and unpaid interest, into shares of the common stock of the Company at a newly agreed conversion price per share equal to $8.55 (the “New Conversion Price”), replacing the previous formula which converted the November 2018 Notes and accrued and unpaid interest into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes. The Conversion Agreement stipulates that the interest on the November 2018 Notes would be paid up to and including April 3, 2019. Pursuant to the 2018 Note Purchase Agreement, the Investors also received related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes. As part of the Conversion Agreement, the exercise price of the November 2018 Warrants will also be the New Conversion Price, replacing the previous formula which established the conversion price for the November 2018 Warrants as the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. As a result of the Conversion Agreement, the Company issued 319,326 shares of common stock of the Company and issued 159,663 warrants. The November 2018 Warrants expire eighteen (18) months from the date of the conversion of the November 2018 Notes.

The Company recorded an expense upon revaluation of the warrants for the period from March 1, 2019 to April 5, 2019 in the amount of $8,483 (2018 – nil) and is included in operating expenses. The Company recorded accretion interest expense on the November 2018 Notes from March 1, 2019 to April 5, 2019 in the amount of $154,364 and is included in operating expenses. The Company recorded interest expense on the November 2018 Notes for the period from March 1, 2019 to April 3, 2019 in the amount of $19,433 (2018 – nil). The value of the 159,633 warrants issued as part of the conversion was determined using the Black-Scholes pricing formula and amounted to $316,929 and is included in additional paid-in capital – warrants. Also, the conversion of the November 2018 Notes into common stock resulted in a gain of $232,565 and has been offset against operating expenses.

Second Issuance

On January 15, 2019, the Company issued convertible promissory notes (the “January 2019 Notes”), together with related warrants to acquire an additional 50% of the shares issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrants”), for an aggregate purchase price of $4,500,000 (the “January 2019 Private Placement”). On January 21, 2019, the Company issued additional convertible promissory notes from this issuance, together with related warrants to acquire an additional 50% of the shares issuable upon the conversion of the January 2019 Notes, for an aggregate purchase price of $400,000.

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

A beneficial conversion feature (“BCF”) of a convertible note is normally characterized as the convertible portion feature that provides a rate of conversion that is below market value or “in-the-money” when issued. The BCF related to the issuance of the January 2019 Notes was recorded at the issuance date. The BCF was measured using the intrinsic value method and is shown as a discount to the carrying amount of the convertible note and is credited to additional paid-in capital. The intrinsic value of the BCF at the issuance date of the January 2019 Notes was determined to be $1,200,915.

In connection with the January 2019 Warrants issued along with the January 2019 Notes, they meet the requirements of the scope exemptions in ASC 815-10-15-74 and are thus classified as equity upon issuance. The Company determined the fair value of the warrants using the Black-Scholes pricing formula and is recognized as a discount on the carrying amount of the January 2019 Notes and is credited to additional paid-in capital. The fair value of the warrants at the issuance date was determined to be $757,704.

The allocated fair values of the BCF and the warrants was recorded as a debt discount from the face amount of the January 2019 Notes and such discount is being accreted over the expected term of the January 2019 Notes and is charged to interest expense.

The aggregate values of the January 2019 Warrants, the January 2019 Notes and the related BCF are as follows:

	May 31, 2019	February 28, 2019	Issue Date
January 2019 Convertible Notes – Liability	3,556,249	$3,126,886	$2,941,381
Accrued interest – Liability	147,011	49,011	-
Deferred financing costs	(49,711)	(69,597)	(79,539)
	3,653,549	3,106,300	2,861,842

January 2019 Beneficial Conversion Option – Equity	1,200,915	1,200,915	1,200,915

January 2019 Warrants – Equity	$757,704	$757,704	$757,704

The transaction costs relating to this issuance were split pro-rata between the January 2019 Notes, the BCF and the January 2019 Warrants. The portion relating to the January 2019 Notes were deferred and are being amortized over the life of the January 2019 Notes. The portion relating to the BCF and the January 2019 Warrants were recorded as share issuance expenses and offset against additional paid-in capital.

The Company recorded accretion interest expense on the January 2019 Notes for the three-month period ended May 31, 2019 of $429,363 (2018 – nil) and is included in operating expenses. The Company also recorded interest expense on the January 2019 Notes for the three-month period ended May 31, 2019 in the amount of $98,000 (2018 – nil).

11.
Stockholders’ Equity

Series A Preferred Stock

Mr. Solomita’s amended employment agreement July 13, 2018 provides that the Company shall issue to Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of the agreement. The agreement effectively provides Mr. Solomita with a “change of control” provision over the Company in the event that his currently-held 53.3% of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under the amendment, the Company created a “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his currently-held 53.3% of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority.

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

Common Stock

For the period ended May 31, 2019	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	600,000	60
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of Convertible notes	319,326	32
Balance, May 31, 2019	34,875,032	$3,488

For the period ended May 31, 2018	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of stock options	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, May 31, 2018	33,805,706	$3,381

During the three months ended May 31, 2019, the Company recorded the following common stock transactions:

(i)	On March 1, 2019, the Company sold 600,000 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $5,130,000;
(ii)	On March 8, 2019 and March 11, 2019, the Company issued 150,000 shares of its common stock in settlement of a legal matter;
(iii)	On April 9, 2019, the Company converted Convertible notes with a face value of $2,650,000 plus accrued interest of $80,241 at a conversion price of $8.55, into 319, 326 common shares.

During the three months ended May 31, 2018, the Company recorded the following common stock transactions:

(i)
the Company issued 18,821 shares of common stock upon the cashless exercise of 20,000 warrants.
(ii)
the Company issued 35,797 shares of common stock upon the vesting of restricted stock units.

12. Share-based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the three-month periods ended May 31, 2019 and 2018:

	2019		2018
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	1,962,400	$7.53	2,374,581	$7.99
Granted	-	-	-	-
Exercised	-	-	(20,000)	0.80
Forfeited	(10,010)	8.75	(100,000)	5.25
Expired	(260,417)	13.89	-	-
Outstanding, end of period	1,691,973	$6.60	2,254,581	$8.17
Exercisable, end of period	914,998	$6.10	926,249	$6.61

	2019		2018
Exercise price	Number of stock options outstanding	Weighted average remaining life (yrs.)	Number of stock options outstanding	Weighted average remaining life (yrs.)
$0.80	582,081	6.51	582,081	7.50
$3.00	-	-	12,500	0.01
$5.25	380,000	8.24	430,000	8.19
$8.75	16,683	0.04	-	-
$11.52	13,209	0.04	-	-
$12.00	700,000	8.29	700,000	9.29
$13.49	-	-	250,000	9.38
$13.89	-	-	280,000	9.44
Outstanding, end of period	1,691,973	7.52	2,254,581	8.60
Exercisable, end of period	914,998	7.54	926,249	7.96

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. As there were no new issuances of stock options for the three-month periods ended May 31, 2019 and 2018, there are no principal components of the Black-Scholes option pricing model for stock options during those periods.

During the three-month periods ended May 31, 2019 and 2018, stock-based compensation expense attributable to stock options amounted to $575,513 and $978,025, respectively, and is included in operating expenses.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the three-month periods ended May 31, 2019 and 2018:

	2019		2018
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	402,868	$8.77	34,102	$13.00
Granted	25,145	9.79	24,450	12.23
Issued as common stock	(7,043)	12.16	(35,797)	13.06
Forfeited	(17,203)	8.75	-	-
Outstanding, end of period	403,767	$8.73	22,755	$12.07
Outstanding vested, end of period	5,000	12.32	-	-

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended May 31, 2019 and 2018, stock-based compensation attributable to RSUs amounted to $355,178 and $207,645, respectively, and is included in operating expenses.

During the three-month periods ended May 31, 2019 and 2018, stock-based compensation included in Research and development expenses amounted to $312,435 and $410,213, respectively, and in General and administrative expenses amounted to $618,255 and $775,456, respectively.

13.
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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the three-month periods ended May 31, 2019 and 2018:

	2019	2018
	Number of units	Number of units
Outstanding, beginning of period	3,223,516	1,735,898
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(25,145)	(24,450)
Units forfeited	27,213	-
Units expired	260,417	-
Outstanding, end of period	4,986,001	3,211,448

14. Warrants

The following table summarizes the continuity of warrants during the three-month periods ended May 31, 2019 and 2018:

	2019		2018
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	802,469	$10.74	140,667	$12.00
Issued	159,663	8.55	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	962,132	$10.38	140,667	$12.00

The expiration dates of the warrants outstanding as at May 31, 2019 are as follows:

	2019
	Number of warrants	Weighted average exercise price
January 15, 2020	277,778	$9.32
January 21, 2020	24,691	9.32
October 9, 2020	159,663	8.55
February 25, 2021	200,000	11.00
February 25, 2021	300,000	12.00
Outstanding, end of period	962,132	$10.38

15. Interest and Other Finance Costs

Interest and other finance costs for the three-month periods ended May 31, 2019 and 2018 are as follows:

	2019	2018
Interest on long-term debt	$13,070	$13,037
Interest on convertible notes	117,435	-
Accretion expense	547,562	-
Amortization of deferred finance costs	46,442	-
Revaluation of warrants	8,483	-
Gain on conversion of November 2018 Notes	(232,565)	-
Other	1,422	(124)
	$501,849	$12,913

16. Commitments

The Company has entered into multi-year supply agreements with PepsiCo, Coca-Cola’s Cross Enterprise Procurement Group and Danone SA that will enable them to purchase production capacity from the Company’s joint venture facility with IVL in the United States, and incorporate Loop™ PET resin into its product packaging starting in 2020. Also, the Company has entered into a multi-year supply agreement with L’Occitane that will enable them to purchase production capacity from the Company’s first European production facility.

17. Subsequent Event

On May 29, 2019, Loop Industries, Inc. entered into a Securities Purchase Agreement (“Purchase Agreement”) by and among the Company, Northern Private Capital Fund I Limited Partnership, an accredited investor (the “Purchaser”), and Daniel Solomita (“Solomita”), in his individual capacity and solely for the purposes of a voting arrangement, pursuant to which the Company has agreed to issue and sell to the Purchaser in a registered direct offering (“Offering”) an aggregate of 4,093,567 shares (“Shares”) of the Company’s common stock (the “Common Stock”) at a per share purchase price of $8.55 per share, for aggregate net proceeds of approximately $34.6 million, after deducting estimated offering expenses payable by the Company, of approximately $400,000. The issuance and sale of the Shares is registered under the Securities Act of 1933 pursuant to the Company’s Registration Statement on Form S-3 which was declared effective by the Securities and Exchange Commission (“SEC”) on August 10, 2018, supplemented by a prospectus supplement dated May 29, 2019. Concurrently with the Offering and pursuant to the Purchase Agreement, the Company has agreed to issue to the Purchaser options to purchase up to an additional 4,093,567 shares of the Company’s common stock at an exercise price of $11.00 per share, which will vest on December 15, 2019, and are exercisable for three years following the closing date of the Offering. The Offering closed on June 14.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”, “we”, “Loop” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) our need for and ability to obtain additional financing, (v) industry competition, (vi) regulatory and other legal compliance, (vii) the exercise of the control over us by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority stockholder, (viii) other factors over which we have little or no control, (ix) building our manufacturing facility, (x) and our ability to sell our products in order to generate revenues, (xi) our proposed business model and our ability to execute thereon, (xii) our ability to remedy our material weaknesses in internal control over financial reporting, (xiii) our ability to continue as a going concern and raise funds sufficient to support our ongoing operations, (xiv) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xv) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (xvi) other factors discussed in our subsequent filings with the SEC.

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

Proprietary Technology and Intellectual Property

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

To protect our technology, we rely on a combination of patent and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

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

In connection with the continued transitioned to its newly constructed GEN II industrial pilot plant. the Company made capital asset investments of $943,891 during the three months ended May 31, 2019.

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

Commercialization Progress and Plan of Operation

During the quarter ended May 31, 2019, we continued executing our corporate strategy where Loop focused on developing three major streams of revenue. These revenue streams are expected to be from the sale of Loop™ PET plastic resin and polyester fiber to customers from our joint venture with Indorama Ventures Limited (“IVL”), license fees from our Waste-to-Resin (“WtR™”) facilities and development fees from the sale and construction of WtR™ facilities around the world.

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

Also, during the 2019 fiscal year and the three months ended May 31, 2019, we secured key partners such as Thyssenkrupp Industrial Solutions(“tkIS”), built our brand and continued to secure the feedstock needed to support our commercial success. We expect to sign definitive contractual agreements for feedstock in the next 12-18 months.

Production

There are two principal modes planned for commercializing production of Loop™ branded PET plastic resin and polyester fiber. These include the retrofit of existing PET production facilities and the development of greenfield integrated WtR™ facilities around the world, which are described here.

In September of 2018, we announced a joint venture with IVL to manufacture and commercialize sustainable Loop™ branded PET plastic resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The 50/50 joint venture has an exclusive world-wide license to use our technology to retrofit existing IVL facilities, so each can produce 100% sustainable Loop™ PET plastic resin and polyester fiber. The first facility, in Spartanburg, South Carolina, is anticipated to begin commercial production in the second half of the calendar year 2020 and is expected to produce 20,700 metric tonnes of sustainable Loop™ PET plastic resin and is fully subscribed by leading global consumer brands. The engineering design work for our first facility in Spartanburg, South Carolina is progressing well.

As part of the joint venture agreement, the Company anticipates contributing equity to meet its financial obligations under the joint venture agreement with IVL. On April 18, 2019, the Company and its joint venture partner have each contributed cash of $500,000 to the joint venture. Also, due to increasing market demand from existing and potential customers, and the positive work on the preliminary engineering conducted at the facility, the joint venture is evaluating options to increase the capacity at the plant to 40,000 metric tonnes and the Company anticipates a decision to be made by the second quarter of the fiscal year 2020. If the joint venture decides to expand production capacity, this would increase the Company’s required equity contribution to the joint venture, which is estimated to be between $15,000,000-$20,000,000. The Company expects that the additional capacity will be sold to existing and new customers that are currently under negotiation.

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

To drive our WtR™ solution, which is a key pillar of our commercialization blueprint, December 2018 saw us enter into a Global Alliance Agreement with Thyssenkrupp Industrial Solutions (“tkIS”) aimed at transforming the future of sustainable PET plastic resin manufacturing by combining our breakthrough depolymerization technology with tkIS’s PET Melt-To-Resin® technology. As one of the world’s leading PET and polyester engineering companies, we believe tkIS is perfectly positioned to help us commercialize our WtR™ solution—a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber. During the three months ended May 31, 2019, the Company and tkIS continued the process of developing such a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber.

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

As a result, during the 2019 fiscal year and the three months ended May 31, 2019, we delivered a significant number of announcements with some of the world’s leading brands, including:

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

●
An initial Letter of Intent with L’Oréal Group, the global leader in the beauty industry, working towards a multi-year supply agreement and setting the stage for L’Oréal to becoming the first major cosmetics company in the world to close the loop on their PET plastic packaging by incorporating Loop™ PET;

●
An initial Letter of Intent with Nestle Waters North America working towards a multi-year supply agreement for Loop™ PET; and

●
Working towards a multi-year supply agreement with Unilever.

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

Consumer brands are seeking a solution to their plastic challenge, and they are taking bold action. In the past year we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET plastic resin and polyester fiber provides the ideal solution for these brands because Loop™ PET plastic resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET plastic resin and polyester fiber is virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies can now market packaging made from a 100% Loop™ branded PET plastic resin and polyester fiber. As a result, during the 2019 fiscal year and the three months ended May 31, 2019, we delivered a significant number of announcements regarding our partnership / engagement with some of the world’s leading brands.

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

Results of Operations

The following table summarizes our operating results for the three-month periods ended May 31, 2019 and 2018, in U.S. Dollars.

	Three Months Ended May 31,
	2019	2018	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	312,435	410,213	(97,778)
Other research and development	685,426	655,866	29,560
Total research and development	997,861	1,066,079	(68,218)

General and administrative
Stock-based compensation	618,255	775,456	(157,201)
Other general and administrative	1,284,375	1,580,094	(295,719)
Total general and administrative	1,902,630	2,355,550	(452,920)

Depreciation and amortization	164,336	101,069	63,267
Interest and other finance costs	501,849	12,913	488,936
Foreign exchange (gain) loss	(12,126)	(6,081)	(6,045)
Total operating expenses	3,554,550	3,529,530	25,020
Net loss	(3,554,550)	$(3,529,530)	$(25,020)

First Quarter Ended May 31, 2019

The net loss for the three-month period ended May 31, 2019 increased $0.03 million to $3.56 million, as compared to the net loss for the three-month period ended May 31, 2018 which was $3.53 million. The increase is primarily due to increased interest and other finance costs of $0.49 million, an increase in depreciation and amortization of $0.06 million, offset by lower research and development expenses of $0.07 million and by lower general and administrative expenses of $0.45 million.

Research and development expenses for the three-month period ended May 31, 2019 amounted to $1.0 million compared to $1.07 million for the three-month period ended May 31, 2018, representing a decrease of $0.07 million, or representing an increase of $0.03 million excluding stock-based compensation. The increase of $0.03 million was primarily attributable to higher professional fees offset by higher research and development tax credits. The decrease in non-cash stock-based compensation expense of $0.10 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the three-month period ended May 31, 2019 amounted to $1.90 million compared to $2.36 million for the three-month period ended May 31, 2018, representing a decrease of $0.46 million, or $0.30 million excluding stock-based compensation. The decrease of $0.30 million was mainly attributable to higher employee related expenses, higher marketing and commercial insurance expenses totaling $0.28 million, offset by professional fees of $0.58 million. Stock-based compensation expense for the three-month period ended May 31, 2019 amounted to $0.62 million compared to $0.78 million for the three-month period ended May 31, 2018, representing a decrease of $0.16 million, which was mainly attributable lower stock awards provided to executives.

Depreciation and amortization for the three-month period ended May 31, 2019 totaled $0.16 million compared to $0.10 million for the three-month period ended May 31, 2018, representing an increase of $0.06 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other finance costs for the three-month period ended May 31, 2019 totaled $0.50 million compared to $0.01 million the three-month period ended May 31, 2018, representing an increase of $0.49 million. This increase is attributable to the non-cash accretion expense also relating to the convertible notes issued during the 2019 Fiscal year in the amount of $0.59 million, the interest expense relating to the convertible notes issued during the 2019 Fiscal year in the amount of $0.12 million, the amortization of deferred financing costs also related to the convertible notes issued during the 2019 Fiscal year in the amount of $0.04 million, the revaluation expense of the November 2018 Warrants in the amount of $0.01 million offset by the gain on conversion of the November 2018 Notes in the amount of $0.27 million. During the three months ended May 31, 2018, there were no convertible notes outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Loop is a development stage company with no revenues, and our ongoing operations are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations, reflecting the potential for commercializing our branded resin and the progress made to date in implementing our business plans.

As at May 31, 2019, the Company had cash on hand of $7.0 million. On May 29, 2019, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Northern Private Capital Fund I Limited Partnership (“Northern Capital”) pursuant to which the Company has issued and sold to Northern Capital in a registered direct offering (“Offering”) an aggregate of 4,093,567 shares of the Company’s common stock at a per share purchase price of $8.55 per share, for aggregate net proceeds of approximately $34.6 million, after deducting estimated offering expenses payable by the Company of approximately $400,000. Concurrently with the Offering and pursuant to the Purchase Agreement, the Company has issued to Northern Capital options to purchase up to an additional 4,093,567 shares of the Company’s common stock at an exercise price of $11.00 per share, which will vest on December 15, 2019, and are exercisable for three years following the closing date of the Offering and which would result in further total net proceeds of approximately $45 million. The proceeds from the Offering will be used to finance the start-up of its joint venture commercial operations, which is estimated to be between $15,000,000-$20,000,000, as well as general corporate purposes which includes continued investment in R&D for further innovation and funding ongoing operations.

As at May 31, 2019, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in Fiscal 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a CDN$1,400,000 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject be renewal. It includes an option allowing for the prepayment of the Loan without penalty.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2019 and 2018 was as follows:

	Three Months Ended May 31,
	2019	2018
Net cash used in operating activities	$(2,087,353)	$(2,171,061)
Net cash used in investing activities	(995,356)	(592,316)
Net cash (used) provided by financing activities	4,253,727	(13,514)
Effect of exchange rate changes on cash	(32,796)	(17,807)
Net (decrease) increase in cash	$1,138,222	$(2,794,698)

Net Cash Used in Operating Activities

During the three months ended May 31, 2019, we used $2.1 million in operations compared to $2.2 million during the three months ended May 31, 2018. The Company continued to invest in research and development on its existing technologies and new technologies, particularly on the implementation of its GEN II technology as the Company moves to the next phase of commercialization.

Net Cash Used in Investing Activities

During the three months ended May 31, 2019, the Company made investments of $0.5 million in property, plant and equipment as compared to $0.6 million for the three months ended May 31, 2018, primarily in connection with the upgrade of its GEN II industrial pilot plant. During the three months ended May 31, 2019, the Company made investments in intangible assets particularly in its GEN II patent technology in the United States and around the world.

During the three months ended May 31, 2019, the Company also made its initial contribution of $500,000 to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash (Used) Provided by Financing Activities

During the three months ended May 31, 2019, we raised net proceeds of $4.2 million through the sale of common stock.

Off-Balance Sheet Arrangements

As at May 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at May 31, 2019, we did not have any significant lease obligations to third parties.

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

We mainly finance our operations through the sale and issuance of shares of common stock and debt of Loop Industries, Inc. in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies and income taxes) are denominated in Canadian dollars.

Significant fluctuations in the U.S. dollar to the Canadian dollar exchange rates could materially affect our result of operations, cash position and funding requirements. To the extent that fluctuations in currency exchange rates cause our results of operations to differ materially from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

Commodity Price Risk

The plastics manufacturing industry is extremely price competitive because of the commodity like nature of PET resin and its correlation to the price of crude oil. The demand for recycled PET has fluctuated with the price of crude oil. If crude oil prices decline, the cost to manufacture recycled PET may become comparatively higher than the cost to manufacture virgin PET. Our ability to penetrate the market will depend in part on the cost of manufacturing virgin PET and if we do not successfully distinguish our product from those of virgin PET manufacturers, our entry into the market and our ability to secure customer contracts can be adversely affected.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2019.

B.
Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended May 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the terms of the Settlement Agreement, without agreeing that any of the Plaintiffs’ claims have merit, we agreed to issue to the Plaintiffs 150,000 shares of our common stock (“Plaintiff Common Shares”) and 500,000 warrants exercisable for shares of our common stock (“Plaintiff Warrants”). The Plaintiff Common Shares will be restricted upon issuance, but within 180 days following the date of the Settlement Agreement, we have agreed to file and use its reasonable best efforts to have declared effective a registration statement to register the Plaintiff Common Shares and the shares of the Company’s common stock underlying the Plaintiff Warrants. We also agreed to maintain such registration statement for 2 years from the date of effectiveness unless the Plaintiffs sell or otherwise transfer the shares covered by such registration statement prior to the two-year anniversary. 300,000 of the Plaintiff Warrants are exercisable for shares of our common stock at an exercise price of $12.00 per share for a period of 24 months following the date of the Settlement Agreement. The remaining 200,000 Plaintiff Warrants are exercisable for shares of our common stock at an exercise price of $11.00 per share for a period of 24 months, but in the event the Company’s 5-day average trading price during any period in the first 18 months following the date of the Settlement Agreement is above $11 per share, then the exercise term of such warrants shall automatically be reduced to 18 months instead of 24 months. With respect to the Plaintiff Common Shares, 85,000 common shares were actually issued on March 8, 2019 and 65,000 common shares were actually issued on March 11, 2019.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 3, 2019. No material changes to such risk factors have occurred during the three months ended May 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2019 and March 11, 2019, the Company issued 150,000 shares of its common stock in settlement of a legal matter.

On April 9, 2019, the Company converted Convertible notes with a face value of $2,650,000 plus accrued interest of $80,241 at a conversion price of $8.55, into 319, 326 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.
Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
4.1	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	10-Apr-19	4.1
4.2	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	10-Apr-19	4.2
4.3	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	10-Apr-19	4.3
4.4	Form of Amendment to November 2018 Warrant, dated April 8, 2019.	8-K	001-38301	10-Apr-19	4.4
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	08-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 8, 2019	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 8, 2019	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)