Form 10-Q
period 2019-08-31
Loop Industries, Inc.
filed 2019-10-08
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-54768

Loop Industries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4
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
Yes ☐  No ☒

As at October 8, 2019, there were 39,032,528 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three and Six months ended August 31, 2019
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2019	February 28, 2019

Assets
Current assets
Cash and cash equivalents	$37,931,040	$5,833,390
Sales tax, tax credits and other receivables (Note 3)	716,314	599,000
Prepaid expenses	248,712	226,521
Total current assets	38,896,066	6,658,911
Investment in joint venture (Note 8)	500,000	-
Property, plant and equipment, net (Note 4)	6,428,004	5,371,263
Intangible assets, net (Note 5)	200,351	127,672
Total assets	$46,024,421	$12,157,846

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Notes 7)	$1,511,976	$2,670,233
Convertible notes (Notes 6 and 10)	4,259,759	5,636,172
Warrants (Note 10)	-	219,531
Current portion of long-term debt (Notes 6 and 9)	52,651	53,155
Total current liabilities	5,824,386	8,579,091
Long-term debt (Notes 6 and 9)	917,012	952,363
Total liabilities	6,741,398	9,531,454

Stockholders' Equity
Series A Preferred stock, par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 11)	-	-
Common stock, par value $0.0001: 250,000,000 shares authorized; 39,032,528 shares issued and outstanding (February 28, 2019 – 33, 805,706) (Note 11)	3,903	3,381
Additional paid-in capital	74,414,197	38,966,208
Additional paid-in capital – Warrants (Notes 10 and 11)	9,700,102	757,704
Additional paid-in capital – Beneficial conversion feature (Note 10)	1,200,915	1,200,915
Common stock issuable, 1,000,000 shares (Note 11)	-	800,000
Accumulated deficit	(45,708,185)	(38,811,592)
Accumulated other comprehensive loss	(327,909)	(290,224)
Total stockholders' equity	39,283,023	2,626,392
Total liabilities and stockholders' equity	$46,024,421	$12,157,846

See accompanying notes to the condensed consolidated financial statements.

 Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Expenses -
Research and development, net (Note 12)	970,213	1,066,292	1,968,074	2,132,371
General and administrative (Note 12)	1,718,613	2,394,398	3,621,243	4,749,948
Depreciation and amortization (Notes 4 and 5)	201,403	110,589	365,739	211,658
Interest and other finance costs (Note 15)	622,183	13,443	1,124,064	26,481
Interest income	(192,259)	(122)	(192,291)	(247)
Foreign exchange (gain) loss	21,890	(46,190)	9,764	(52,271)
Total expenses	3,342,043	3,538,410	6,896,593	7,067,940

Net Loss	(3,342,043)	(3,538,410)	(6,896,593)	(7,067,940)

Other comprehensive loss -
Foreign currency translation adjustment	102,457	(59,321)	(37,685)	(111,589)
Comprehensive Loss	$(3,239,586)	$(3,597,731)	$(6,934,278)	$(7,179,529)

Loss per share
- Basic and Diluted	$(0.09)	$(0.10)	$(0.19)	$(0.21)

Weighted average common shares outstanding
- Basic and Diluted	38,383,156	33,805,706	36,548,832	33,768,516

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended August 31, 2019
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, May 31, 2019	34,875,032	$3,488	1	$-	$46,536,157	1,074,633	1,200,915	$800,000	$(42,366,142)	$(430,366)	$6,818,685

Issuance of common shares for cash, net of share issuance costs (Note 11)	4,093,567	409	-	-	26,092,669	8,663,769	-	-	-	-	34,756,847
Issuance of shares upon the vesting of restricted stock units	43,932	4			799,996			(800,000)			-
Issuance of shares upon the cashless exercise of stock options	4,565	1			(1)						-
Issuance of shares upon exercise of warrants	15,432	1			182,048	(38,300)					143,749
Stock options issued for services (Note 12)	-	-	-	-	498,198	-	-	-	-	-	498,198
Restricted stock units issued for services (Note 12)	-	-	-	-	305,130	-	-	-	-	-	305,130
Foreign currency translation	-	-	-	-	-	-	-	-	-	102,457	102,457
Net loss	-	-	-	-	-	-	-	-	(3,342,043)	-	(3,342,043)
Balance, August 31, 2019	39,032,528	$3,903	1	$-	$74,414,197	9,700,102	1,200,915	-	$(45,708,185)	$(327,909)	$39,283,023

	Three Months Ended August 31, 2018
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, May 31, 2018	33,805,706	$3,381	1	$-	$32,150,634	-	-	$800,000	$(24,804,711)	$(221,368)	$7,927,936
						-
Stock options issued for services (Note 12)	-	-	-	-	823,978	-	-	-	-	-	823,978
Restricted stock units issued for services (Note 12)	-	-	-	-	181,492	-	-	-	-	-	181,492
Foreign currency translation	-	-	-	-	-	-	-	-	-	(59,321)	(59,321)
Net loss	-	-	-	-	-	-	-	-	(3,538,410)	-	(3,538,410)
Balance, August 31, 2018	33,805,706	$3,381	1	$-	$33,156,104	-	-	$800,000	$(28,343,121)	$(280,689)	$5,335,675

	Six Months Ended August 31, 2019
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	757,704	1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

Issuance of common shares for cash, net of share issuance costs (Note 11)	4,693,567	469	-	-	30,359,394	8,663,769	-	-	-	-	39,023,632
Issuance of shares for legal settlement	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes (Note 10)	319,326	32	-	-	2,372,549	316,929	-	-	-	-	2,689,510
Issuance of shares upon the vesting of restricted stock units	43,932	4			799,996			(800,000)			-
Issuance of shares upon the cashless exercise of stock options	4,565	1			(1)						-
Issuance of shares upon exercise of warrants	15,432	1			182,048	(38,300)					143,749
Stock options issued for services (Note 12)	-	-	-	-	1,073,711	-	-	-	-	-	1,073,711
Restricted stock units issued for services (Note 12)	-	-	-	-	660,307	-	-	-	-	-	660,307
Foreign currency translation	-	-	-	-	-	-	-	-	-	(37,685)	(37,685)
Net loss	-	-	-	-	-	-	-	-	(6,896,593)	-	(6,896,593)
Balance, August 31, 2019	39,032,528	$3,903	1	$-	$74,414,197	9,700,102	1,200,915	-	$(45,708,185)	$(327,909)	$39,283,023

	Six Months Ended August 31, 2018
	Common Stock		Preferred Stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	AdditionalPaid-in Capital	AdditionalPaid-in Capital - Warrants	AdditionalPaid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	-	-	$800,000	$(21,275,181)	$(169,100)	$10,324,065

Issuance of shares upon cashless exercise of warrants	18,821	2	-	-	(2)	-	-	-	-	-	-
Issuance of shares upon vesting of restricted stock units	35,797	3	-	-	(3)	-	-	-	-	-	-
Stock options issued for services	-	-	-	-	1,802,003	-	-	-	-	-	1,802,003
Restricted stock units issued for services	-	-	-	-	389,136	-	-	-	-	-	389,136
Foreign currency translation	-	-	-	-	-	-	-	-	-	(111,589)	(111,589)
Net loss	-	-	-	-	-	-	-	-	(7,067,940)	-	(7,067,940)
Balance, August 31, 2018	33,805,706	$3,381	1	$-	$33,156,104	-	-	$800,000	$(28,343,121)	$(280,689)	$5,335,675

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
	2019	2018
Cash Flows from Operating Activities
Net loss	$(6,896,593)	$(7,067,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,739	211,658
Stock-based compensation expense	1,734,018	2,191,139
Accrued interest	215,433	-
Loss on revaluation of warrants	8,483	-
Debt accretion	1,035,888	-
Deferred financing costs	66,327	-
Gain on conversion of convertible notes	(232,565)	-
Changes in operating assets and liabilities:
Sales tax, tax credits and other receivables	(123,194)	47,725
Prepaid expenses	(22,987)	359,072
Accounts payable and accrued liabilities	(1,385,978)	349,723
Net cash used in operating activities	(5,235,429)	(3,908,623)

Cash Flows from Investing Activities
Investment in joint venture	(500,000)	-
Additions to property, plant and equipment	(1,202,766)	(1,038,775)
Additions to intangible assets	(82,432)	(66,195)
Net cash used in investing activities	(1,785,198)	(1,104,970)

Cash Flows from Financing Activities
Proceeds from sale of common shares	40,273,751	-
Share issuance costs	(1,106,370)	-
Repayment of long-term debt	(26,326)	(26,808)
Net cash provided from (used in) financing activities	39,141,055	(26,808)

Effect of exchange rate changes	(22,778)	(191,846)
Net change in cash and cash equivalents	32,097,650	(5,232,247)
Cash and cash equivalents, beginning of period	5,833,390	8,149,713
Cash and cash equivalents, end of period	$37,931,040	$2,917,466

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$30,497	$26,234

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three and Six Months Ended August 31, 2019 and 2018
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. The Company, Basis of Presentation and Going Concern

The Company

Loop Industries, Inc. is a technology company who owns patented and proprietary technology that depolymerizes no and low value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET plastic resin and polyester fiber suitable for use in food-grade packaging.

On November 20, 2017, Loop Industries Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc., its wholly-owned subsidiaries and joint venture (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The balance sheet information as at February 28, 2019 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2019, which is included in Item 8 of the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included. Operating results for the three and six months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 28, 2020.

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

Stock-based compensation

The Company periodically issues stock options and restricted stock units to employees and directors. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the six-month periods ended August 31, 2019 and 2018 amounted to $1,968,074 and $2,132,371, respectively (see Note 3), and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the six-month periods ended August 31, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2019, the potentially dilutive securities consisted of 1,657,081 outstanding stock options (August 31, 2018 – 2,205,290), 4,419,753 outstanding restricted stock units (August 31, 2018 – 99,498), 5,040,267 outstanding warrants (August 31, 2018 – 140,667) and nil outstanding issuable common stock (August 31, 2018 – 1,000,000).

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at August 31, 2019 and February 28, 2019 were as follows:

	August 31, 2019	February 28, 2019
Sales tax	$282,178	$82,992
Research and development tax credits	339,532	410,997
Other receivables	94,604	105,011
	$716,314	$599,000

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the three and six months ended August 31, 2019, the Company recorded $52,258 and $107,983, respectively, (2018 – $76,503 and $76,503, respectively) as a reduction of research and development expenses. During the three- and six-month periods ended August 31, 2019, research and development tax credits received by the Company from taxation authorities amounted to $175,929 and $175,929, respectively (2018 – nil and nil, respectively).

4. Property, Plant and Equipment

	As at August 31, 2019
	Cost	Accumulated depreciation	Net book value
Land	$230,494	$-	$230,494
Building	1,864,676	(99,145)	1,765,531
Building Improvements	690,426	(160,918)	529,508
Machinery and equipment	4,907,358	(1,086,574)	3,820,784
Office equipment and furniture	137,132	(55,445)	81,687
	$7,830,086	$(1,402,082)	$6,428,004

	As at February 28, 2019
	Cost	Accumulated depreciation	Net book value
Land	$232,699	$-	$232,699
Building	1,882,665	(68,596)	1,814,069
Building Improvements	383,985	(119,889)	264,096
Machinery and equipment	3,834,338	(841,236)	2,993,102
Office equipment and furniture	117,088	(49,791)	67,297
	$6,450,775	$(1,079,512)	$5,371,263

Depreciation expense for the three and six-month periods ended August 31, 2019 amounted to $195,876 and $357,197, respectively (2018 – $89,080 and $173,670, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

5. Intangible Assets

On October 27, 2014, the Company entered into an Intellectual Property Assignment Agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method, which was used to develop the Generation I (“GEN I”) technology, for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The GEN I technology patent portfolio has two issued U.S. patents and an allowed U.S. application, all expected to expire on or around July 2035. Internationally, the Company has issued patents in Taiwan, South Africa, and in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036.

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

During the year ended February 28, 2019, the Company finalized the development of its next generation technology, referred to as Generation II (“GEN II”), and has filed various patent applications in jurisdictions around the world. On April 9, 2019, a GEN II U.S. patent was issued and is expected to expire on or around September 2037.

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

Amortization expense for the three- and six-month periods ended August 31, 2019 amounted to $5,527 and $8,545, respectively (2018 - $21,509 and $37,988, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

	August 31, 2019	February 28, 2019

Intangible assets, at cost - beginning of period	$127,672	$533,369
Intangible assets, accumulated depreciation – beginning of period	-	(200,629)
	127,672	332,740

Add: Additions in the period	82,432	153,477
Deduct: Amortization of intangibles	(8,545)	(59,851)
Deduct: Impairment of intangibles	-	(298,694)
Deduct: Foreign exchange effect	(1,208)	-
	$200,351	$127,672

6. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilities as at August 31, 2019 and February 28, 2019:

	Fair Value Measurements as at August 31, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value:	-	-	-

Instruments measured at amortized cost:
Long-term debt	969,663	969,663	Level 2
Convertible notes (Second Issuance)	$4,044,575	$4,900,000	Level 2

	Fair Value Measurements at February 28, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value:
Warrants (First Issuance)	$219,531	$219,531	Level 3

Instruments measured at amortized cost:
Long-term debt	1,005,518	1,005,518	Level 2
Convertible notes (First Issuance)	2,495,636	2,650,000	Level 2
Convertible notes (Second Issuance)	$3,126,886	$3,150,000	Level 2

The Warrants under the First Issuance of Convertible Notes represent a Level 3 in the fair value hierarchy. The Warrants were valued using a Monte Carlo simulation using a volatility of 71.5%. The Company recorded a loss on revaluation from the date of issuance to February 28, 2019 of $65,167.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2019 and February 28, 2019 were as follows:

	August 31, 2019	February 28, 2019
Trade accounts payable	$807,140	$1,784,362
Accrued liabilities	704,836	885,871
	$1,511,976	$2,670,233

8.
Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Ventures Holdings LP, USA(“Indorama”), an indirect subsidiary of Indorama Ventures Public Company Limited, to retrofit Indorama’s existing PET manufacturing facilities. The joint venture will manufacture and commercialize sustainable LoopTM branded PET resin and polyester fiber. The joint venture agreement details the establishment of an initial 20,700 metric tonnes facility. Due to market demand from existing and potential customers, the joint venture has decided to increase the capacity at the plant to 40,000 metric tonnes. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

Under the Agreement, Indorama Venture is contributing manufacturing knowledge and Loop is required to contribute its proprietary science and technology.

Specifically, the Company is contributing an exclusive world-wide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There was no activity in ILT from the date of inception of September 24, 2018 to February 28, 2019 and, as at February 28, 2019, the carrying value of the equity investment was nil. On April 18, 2019, Loop Innovations, LLC, the Company’s wholly owned subsidiary, and Indorama Ventures Holdings LP, USA each contributed cash of $500,000 to ILT. As there were no other transactions during the six-month period ended August 31, 2019, the carrying value of the equity investment as at August 31, 2019 was $500,000.

9. Long-Term Debt

	August 31, 2019	February 28, 2019
Instalment loan	$969,663	$1,005,518
Less current portion	52,651	53,155
Non-current portion	$917,012	$952,363

Principal repayments due on the Instalment loan over the next five years are as follows:

Years ending February 28,	Amount
2020	$26,326
2021	52,651
2022	52,651
2023	52,651
2024	52,651
Thereafter	732,733
Total	$969,663

Interest paid on the instalment loan during the three- and six-month periods ended August 31, 2019 amounted to $13,993 and $27,062, respectively (2018 - $13,443 and $26,481, respectively). As at August 31, 2019, the Company was in compliance with its financial covenants.

10.
Convertible Notes

First Issuance

On November 13, 2018, the Company issued convertible promissory notes (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $2,450,000 (the “November 2018 Private Placement”). On January 3, 2019, the Company issued additional convertible promissory notes from this issuance (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $200,000 (the “November 2018 Private Placement”). The November 2018 Notes were converted on April 5, 2019.

The November 2018 Notes carried an interest rate of 8.00% per annum and had original maturity dates of May 13, 2019 and July 3, 2019 (the “November 2018 Maturity Date”), respectively, upon which date the outstanding principal amount of the November 2018 Notes and all accrued and unpaid interest would automatically convert into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes (the “November 2018 Conversion Price”). The total number of shares of Common Stock to be issued upon automatic conversion at maturity would equal the outstanding principal amount of the November 2018 Notes and all accrued and unpaid interest on the November 2018 Notes, divided by the November 2018 Conversion Price.

The November 2018 Warrants are exercisable for an additional fifty percent (50%) of the shares of Common Stock issued upon the conversion of the November 2018 Notes (the “November 2018 Warrant Shares”). The per share purchase price (the “November 2018 Exercise Price”) for each of the November 2018 Warrant Shares purchasable under the November 2018 Warrants was originally to be equal to the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. The November 2018 Warrants were issued upon conversion of the November 2018 Notes. The November 2018 Warrants expire eighteen (18) months from the date of the conversion of the November 2018 Notes (the “November 2018 Expiration Date”). The Investors may exercise the November 2018 Warrants at any time prior to the November 2018 Expiration Date.

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

The aggregate value of the November 2018 Notes and November 2018 Warrants as shown on the consolidated balance sheet are broken down as follows:

	August 31, 2019	February 28, 2019	Issue Date
November 2018 Convertible Notes – Liability	-	$2,495,636	$2,495,636
Accrued interest – Liability	-	60,793	-
Deferred financing costs	-	(26,557)	(63,738)
Total	-	2,529,872	2,431,898

November 2018 Warrants – Liability	-	$219,531	$154,364

On April 5, 2019, the Company and the Investors that purchased the "November 2018 Notes from the Company pursuant to the Note and Warrant Purchase Agreement dated as of November 13, 2018 or January 3, 2019, executed an Amendment, Surrender and Conversion Agreement (“Conversion Agreement”) whereby the parties agreed to convert the November 2018 Notes, and all accrued and unpaid interest, into shares of the common stock of the Company at a newly agreed conversion price per share equal to $8.55 (the “New Conversion Price”), replacing the previous formula which converted the November 2018 Notes and accrued and unpaid interest into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes. The Conversion Agreement stipulates that the interest on the November 2018 Notes would be paid up to and including April 3, 2019. Pursuant to the 2018 Note Purchase Agreement, the Investors also received related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes. As part of the Conversion Agreement, the exercise price of the November 2018 Warrants will also be the New Conversion Price, replacing the previous formula which established the conversion price for the November 2018 Warrants as the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. As a result of the Conversion Agreement, the Company issued 319,326 shares of common stock of the Company and issued 159,663 warrants. The November 2018 Warrants expire eighteen (18) months from the date of the conversion of the November 2018 Notes, on October 5, 2020.

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

The aggregate values of the January 2019 Warrants, the January 2019 Notes and the related BCF are as follows:

	August 31, 2019	February 28, 2019	Issue Date
January 2019 Convertible Notes – Liability	4,044,575	$3,126,886	$2,941,381
Accrued interest – Liability	245,011	49,011	-
Deferred financing costs	(29,827)	(69,597)	(79,539)
	4,259,759	3,106,300	2,861,842

January 2019 Beneficial Conversion Option – Equity	1,200,915	1,200,915	1,200,915

January 2019 Warrants – Equity	$719,404	$757,704	$757,704

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

The Company recorded accretion interest expense on the January 2019 Notes for the three- and six-month periods ended August 31, 2019 of $488,325 and $917,689, respectively (2018 – nil and nil, respectively) and is included in operating expenses. The Company also recorded interest expense on the January 2019 Notes for the three- and six-months period ended August 31, 2019 in the amount of $98,000 and $196,000, respectively (2018 – nil and nil, respectively).

11.
Stockholders’ Equity

Series A Preferred Stock

Mr. Solomita’s amended employment agreement July 13, 2018 provides that the Company shall issue to Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of the agreement. The agreement effectively provides Mr. Solomita with a “change of control” provision over the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under the amendment, the Company created a “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita's ownership of 18,600,000 shares of common stock and one share of Series A Preferred Stock provides him with 78.0% of the voting control of the Company.

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

Common Stock

For the period ended August 31, 2019	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	4,693,567	469
Issuance of shares for services rendered	43,932	4
Issuance of shares upon the cashless exercise of stock options	4,565	1
Issuance of shares upon the exercise of warrants	15,432	1
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of Convertible notes	319,326	32
Balance, August 31, 2019	39,032,528	$3,903

For the period ended August 31, 2018	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of stock options	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, August 31, 2018	33,805,706	$3,381

During the six months ended August 31, 2019, the Company recorded the following common stock transactions:

(i) On March 1, 2019, the Company sold 600,000 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $5,130,000;
(ii) On March 8, 2019 and March 11, 2019, the Company issued 150,000 shares of its common stock in settlement of a legal matter;
(iii) On April 9, 2019, the Company converted Convertible notes with a face value of $2,650,000 plus accrued interest of $80,241 at a conversion price of $8.55, into 319,326 common shares.
(iv) On June 14, 2019, the Company sold 4,093,567 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $35,000,000;
(v) On June 21, 2019, the Company issued 7,043 shares of common stock upon the vesting of restricted stock units related to an employee.
(vi) On July 2, 2019 and July 3, 2019, the Company issued 23,547 shares of common stock upon the vesting of restricted stock units related to current and former Directors.
(vii) On July 12, 2019, the Company issued 4,565 shares of common stock upon the cashless exercise of stock options related to an employee.
(viii) On July 15, 2019, the Company issued 13,342 shares of common stock upon the vesting of restricted stock units related to a former Director.
(ix) On July 17, 2019, the Company issued 15,432 shares of common stock upon the exercise of warrants.

During the six months ended August 31, 2018, the Company recorded the following common stock transactions:

(i)
the Company issued 18,821 shares of common stock upon the cashless exercise options.
(ii)
the Company issued 35,797 shares of common stock upon the vesting of restricted stock units.

12. Share-based Payments

Stock Options

The following tables summarize the continuity of the Company’s stock options during the six-month periods ended August 31:

	2019		2018
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	1,962,400	$7.53	2,374,581	$7.99
Granted	-	-	13,209	11.52
Exercised	(5,000)	0.80	(20,000)	0.80
Forfeited	(39,902)	9.67	(100,000)	5.25
Expired	(260,417)	13.59	(62,500)	4.80
Outstanding, end of period	1,657,081	$6.55	2,205,290	$8.29
Exercisable, end of period	958,748	$6.26	931,248	$6.98

	2019		2018
Exercise price	Number of stock options outstanding	Weighted average remaining life (yrs.)	Number of stock options outstanding	Weighted average remaining life (yrs.)
$0.80	577,081	6.25	582,081	7.25
$3.00	-	-	-	-
$5.25	380,000	7.99	380,000	8.99
$8.75	-	-	-	-
$11.52	-	-	13,209	9.86
$12.00	700,000	8.04	700,000	9.04
$13.49	-	-	250,000	9.13
$13.89	-	-	280,000	9.19
Outstanding, end of period	1,657,081	7.41	2,205,290	8.59
Exercisable, end of period	958,748	7.33	931,248	8.32

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The following table shows key inputs into the valuation model for the six months ended August 31:

2018
Exercise price	$11.52
Risk-free interest rate	2.82%
Expected dividend yield	0%
Expected volatility	78%
Expected life	6.5 years

There were no new issuances of stock options for the six-month period ended August 31, 2019.

During the three- and six-month periods ended August 31, 2019, stock-based compensation expense attributable to stock options amounted to $498,198 and $1,073,711, respectively (2018 - $823,978 and $1,801,085, respectively), and is included in operating expenses.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the six-month periods ended August 31, 2019 and 2018:

	2019		2018
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	402,868	$8.77	34,102	$13.00
Granted	4,114,567	1.06	102,818	11.54
Issued as common stock	(43,932)	10.36	(35,797)	13.06
Forfeited	(53,750)	9.82	(1,625)	12.31
Outstanding, end of period	4,419,753	$1.56	99,498	$11.48
Outstanding vested, end of period	1,031,684	$1.12	-	$-

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the three- and six-month periods ended August 31, 2019, stock-based compensation attributable to RSUs amounted to $305,130 and $660,307, respectively (2018 - $181,492 and $389,145, respectively), and is included in operating expenses.

During the three- and six-month periods ended August 31, 2019, stock-based compensation included in Research and development expenses amounted to $317,353 and $629,788, respectively (2018 - $250,242 and $660,455, respectively), and in General and administrative expenses amounted to $485,975 and $1,104,230, respectively (2018 - $755,229 and $1,530,686, respectively).

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the six-month periods ended August 31, 2019 and 2018:

	2019	2018
	Number of units	Number of units
Outstanding, beginning of period	3,223,516	1,735,898
Share reserve increase	2,000,000	1,500,000
Units granted	(4,114,567)	(116,027)
Units forfeited	93,652	101,625
Units expired	260,417	50,000
Outstanding, end of period	1,463,018	3,271,496

14. Warrants

The following table summarizes the continuity of warrants during the six-month periods ended August 31, 2019 and 2018:

	2019		2018
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	802,469	$10.74	140,667	$12.00
Issued	4,253,230	10.91	-	-
Exercised	(15,432)	9.32	-	-
Expired	-	-	-	-
Outstanding, end of period	5,040,267	$10.89	140,667	$12.00

The expiration dates of the warrants outstanding as at August 31, 2019 are as follows:

	2019
	Number of warrants	Weighted average exercise price
January 15, 2020	277,778	$9.32
January 21, 2020	9,259	9.32
August 25, 2020	200,000	11.00
October 5, 2020	159,663	8.55
February 25, 2021	300,000	12.00
June 14, 2022	4,093,567	11.00
Outstanding, end of period	5,040,267	$10.89

15.
Interest and Other Finance Costs

Interest and other finance costs for the three- and six-month periods ended August 31, 2019 and 2018 are as follows:

	Three Months Ended August 31		Six Months Ended August 31
	2019	2018	2019	2018
Interest on long-term debt	$13,993	$13,443	$27,062	$26,481
Interest on convertible notes	98,000	-	215,433	-
Accretion expense	488,325	-	1,035,888	-
Amortization of deferred finance costs	19,885	-	66,327	-
Revaluation of warrants	-	-	8,483	-
Gain on conversion of November 2018 Notes	-	-	(232,565)	-
Other	1,980	-	3,436	-
	$622,183	$13,443	$1,124,064	$26,481

16. Commitments

The Company has entered into multi-year supply agreements with PepsiCo, Coca-Cola’s Cross Enterprise Procurement Group and Danone SA that will enable them to purchase production capacity from the Company’s joint venture facility with IVL in the United States and incorporate Loop™ PET resin into its product packaging. Also, the Company has entered into a multi-year supply agreement with L’Occitane that will enable them to purchase production capacity from the Company’s first European production facility.

On July 24, 2019, the Company signed an agreement with Investissement Quebec providing it with a financing facility equal to 63.45% of all eligible expenses up to a maximum $4,600,000, upon which it can draw upon for eligible expenses incurred for the expansion of its Pilot Plant. There is a 36-month moratorium on both capital and interest repayments beginning as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly instalments. The loan will bear interest at 2.36%. The Company has also agreed to issue to Investissement Quebec warrants convertible into common shares in an amount equal to 10% of each disbursement up to a maximum amount of $460,000. The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries’ shares of Common Stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. No disbursements have yet been made under the agreement.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”, “we”, “Loop” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) our need for and ability to obtain additional financing, (v) industry competition, (vi) regulatory and other legal compliance, (vii) the exercise of the control over us by Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, (viii) other factors over which we have little or no control, (ix) building our manufacturing facility, (x) and our ability to sell our products in order to generate revenues, (xi) our proposed business model and our ability to execute thereon, (xii) whether the reassessment of our internal controls over financial reporting could lead us to conclude that there were deficiencies in its internal control over financial reporting that constitute material weaknesses, (xiii) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (xiv) other factors discussed in our subsequent filings with the SEC.

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

Introduction

Loop is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin and polyester fiber suitable for use in food-grade packaging, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement toward a circular economy by raising awareness about the importance of preventing and recovering waste plastic from the environment to ensure plastic stays in the economy for a more sustainable future for all.

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

Our Generation I technology process yielded polyethylene terephthalate (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET plastic, through depolymerization. While monomers were of excellent purity and strong yield, we continued to challenge ourselves to drive down cost and eliminate inputs. It was during this process that we realized we could eliminate water and chlorinated solvents from the purification process, reduce the number of reagents from five to two and reduce the number of purification steps from 12 to four, if we shifted from the production of PTA to the production of dimethyl terephthalate (“DMT”), another proven monomer of PET plastic that is far simpler to purify. Since June 2018, when we transitioned to our Generation II technology and our newly built industrial pilot plant, we continue to see consistently high monomer yields, excellent purity and improved conversion costs.

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

In connection with the continued transitioned to its newly constructed GEN II industrial pilot plant. the Company made capital asset investments of $1,202,766 during the six months ended August 31, 2019.

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

The use of mechanically recycled PET for food grade applications in certain countries is highly inadvisable for a variety of reasons including the perception of contamination from mechanically recycled sources. We believe that means that Loop™ PET plastic resin and polyester fiber has a distinct advantage in these markets, which represent nearly three billion people or approximately 38% of the global population. Since our product is not mechanically recycled PET, we expect that demand from PET manufacturers and global consumer goods companies in these regions for 100% Loop™ branded PET plastic resin and polyester fiber will be a significant part of our strategy going forward.

Prospective Future Growth

We plan to continue to allocate available capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our Loop™ brand value. Our research and development innovation hub in Terrebonne, Quebec, Canada will continue to push forward the development of our technology. We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture.

During the three months ended August 31, 2019, we continued executing our corporate strategy where Loop focused on developing three major streams of revenue. These revenue streams are expected to be from the sale of Loop™ PET resin and polyester fiber to customers from our joint venture with Indorama Ventures Holdings and our Waste-to-Resin (“WtR™”) facilities, and license fees from WtR™ facilities.

In September 2018, in connection with the first of these streams, we announced a joint venture with Indorama Ventures Holdings to retrofit Indorama’s existing PET manufacturing facilities. The joint venture will manufacture and commercialize sustainable Loop™ branded PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The joint venture agreement details the establishment of an initial 20,700 metric tonnes facility in the southeastern United States (Spartanburg, South Carolina). Due to market demand from existing and potential customers, the joint venture has decided to increase the capacity at the plant to 40,000 metric tonnes. The initial 20,700 metric tonnes production capacity is fully subscribed by customers, which include Danone, PepsiCo and Coca-Cola’s Cross Enterprise Procurement Group, and certain potential customers have demonstrated interest in entering into commercial contracts  for the remaining capacity. We expect the facility to be commissioned by the end of calendar year 2020.

Also during the three months ended August 31, 2019, the Company executed an agreement with Investissement Quebec providing it with a financing from which we can draw a total equal to 63.45% of all eligible expenses incurred for the expansion of our Pilot Plant up to a maximum CDN $4,600,000. There is a 36-month moratorium on both capital and interest repayments beginning as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly instalments. The loan will bear interest at 2.36%. The Company has also agreed to issue to Investissement Quebec warrants convertible into common shares in an amount equal to 10% of each disbursement up to a maximum amount of CDN $460,000. The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries’ shares of Common Stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. No disbursements have yet been made under the agreement.

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

To drive our WtR™ solution, which is a key pillar of our commercialization blueprint, December 2018 saw us enter into a Global Alliance Agreement with Thyssenkrupp Industrial Solutions (“tkIS”) aimed at transforming the future of sustainable PET plastic resin manufacturing by combining our breakthrough depolymerization technology with tkIS’s PET Melt-To-Resin® technology. As one of the world’s leading PET and polyester engineering companies, we believe tkIS is perfectly positioned to help us commercialize our WtR™ solution—a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber. During the six months ended August 31, 2019, the Company and tkIS continued the process of developing such a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber.

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

Consumer brands are seeking a solution to their plastic challenge, and they are taking bold action. In the past year we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET plastic resin and polyester fiber provides the ideal solution for these brands because Loop™ PET plastic resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET plastic resin and polyester fiber is virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies can now market packaging made from a 100% Loop™ branded PET plastic resin and polyester fiber. As a result, during the 2019 fiscal year and the six months ended August 31, 2019, we delivered a significant number of announcements regarding our partnership / engagement with some of the world’s leading brands.

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

Results of Operations

The following table summarizes our operating results for the three-month periods ended August 31, 2019 and 2018, in U.S. Dollars.

	Three Months Ended August 31
Revenues	2019	2018	$ Change
	$-	$-	$-
Operating expenses
Research and development
Stock-based compensation	317,353	250,242	67,111
Other research and development	652,860	816,050	(163,190)
Total research and development	970,213	1,066,292	(96,079)

General and administrative
Stock-based compensation	485,975	755,229	(269,254)
Other general and administrative	1,232,638	1,639,169	(406,531)
Total general and administrative	1,718,613	2,394,398	(675,785)

Depreciation and amortization	201,403	110,589	90,814
Interest and other finance costs	622,183	13,443	608,740
Interest income	(192,259)	(122)	(192,137)
Foreign exchange (gain) loss	21,890	(46,190)	68,080
Total operating expenses	3,342,043	3,538,410	(196,367)
Net loss	$(3,342,043)	$(3,538,410)	$196,367

Second Quarter Ended August 31, 2019

The net loss for the three-month period ended August 31, 2019 decreased $0.20 million to $3.34 million, as compared to the net loss for the three-month period ended August 31, 2018 which was $3.54 million. The decrease of $0.20 million is primarily attributable to lower research and development expenses of $0.10 million, by lower general and administrative expenses of $0.68 million and by an increase in interest income of $0.19 million, offset by higher depreciation and amortization expenses of $0.09 million, higher interest and other finance costs of $0.61 million and a higher foreign exchange loss of $0.07 million.

Research and development expenses for the three-month period ended August 31, 2019 amounted to $0.97 million compared to $1.07 million for the three-month period ended August 31, 2018, representing a decrease of $0.10 million, or representing a decrease of $0.16 million excluding stock-based compensation. The decrease of $0.16 million was primarily attributable to lower legal and professional fees of $0.32 million and by higher research and development tax credits of $0.06 million offset by higher employee compensation costs of $0.20 million. The increase in non-cash stock-based compensation expense of $0.07 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the three-month period ended August 31, 2019 amounted to $1.72 million compared to $2.39 million for the three-month period ended August 31, 2018, representing a decrease of $0.68 million, or a decrease of $0.41 million excluding stock-based compensation. The decrease of $0.41 million was mainly attributable to lower legal and professional fees of $0.56 million offset by higher employee compensation costs of $0.08 million and higher commercial insurance expenses of $0.06 million. Stock-based compensation expense for the three-month period ended August 31, 2019 amounted to $0.49 million compared to $0.76 million for the three-month period ended August 31, 2018, representing a decrease of $0.27 million, which was mainly attributable lower stock awards provided to executives.

Depreciation and amortization for the three-month period ended August 31, 2019 totaled $0.20 million compared to $0.11 million for the three-month period ended August 31, 2018, representing an increase of $0.09 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other finance costs for the three-month period ended August 31, 2019 totaled $0.62 million compared to $0.01 million the three-month period ended August 31, 2018, representing an increase of $0.61 million. The increase is mainly attributable to an increase in accretion expense of $0.49 million, an increase in interest expense of $0.10 million and by an increase in amortization of deferred financing costs of $0.02 million.

Six Months Ended August 31, 2019

The following table summarizes our operating results for the six-month periods ended August 31, 2019 and 2018, in U.S. Dollars.

	Six Months Ended August 31
	2019	2018	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	629,788	660,455	(30,667)
Other research and development	1,338,286	1,471,916	(133,630)
Total research and development	1,968,074	2,132,371	(164,297)

General and administrative
Stock-based compensation	1,104,230	1,530,686	(426,456)
Other general and administrative	2,517,013	3,219,262	(702,249)
Total general and administrative	3,621,243	4,749,948	(1,128,705)

Depreciation and amortization	365,739	211,658	154,081
Interest and other finance costs	1,124,064	26,481	1,097,583
Interest income	(192,291)	(247)	(192,044)
Foreign exchange (gain) loss	9,764	(52,271)	62,035
Total operating expenses	6,896,593	7,067,940	(171,347)
Net loss	$(6,896,593)	$(7,067,940)	$171,347

The net loss for the six-month period ended August 31, 2019 decreased by $0.17 million to $6.90 million, as compared to the net loss for the six-month period ended August 31, 2018 which was $7.07 million. The decrease of $0.17 million is primarily due to lower research and development expenses of $0.16 million, lower general and administrative expenses of $1.13 million and an increase in interest income of $0.19 million, offset by an increase in interest and other finance costs of $1.10 million, an increase in depreciation and amortization of $0.15 million and by an increase in the foreign exchange loss of $0.06 million.

Research and development expenses for the six-month period ended August 31, 2019 amounted to $1.97 million compared to $2.13 million for the six-month period ended August 31, 2018, representing a decrease of $0.16 million, or representing a decrease of $0.13 million excluding stock-based compensation. The decrease of $0.13 million was primarily attributable to lower legal and professional fees of $0.29 million offset by higher employee compensation costs of $0.17 million. The decrease in non-cash stock-based compensation expense of $0.03 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the six-month period ended August 31, 2019 amounted to $3.62 million compared to $4.75 million for the six-month period ended August 31, 2018, representing a decrease of $1.13 million, or a decrease of $0.70 million excluding stock-based compensation. The decrease of $0.70 million was mainly attributable to lower legal and professional fees of $1.15 million, offset by higher employee compensation costs of $0.34 million and higher commercial insurance expenses totaling $0.09 million. Stock-based compensation expense for the six-month period ended August 31, 2019 amounted to $1.10 million compared to $1.53 million for the six-month period ended August 31, 2018, representing a decrease of $0.43 million, which was mainly attributable lower stock awards provided to executives.

Depreciation and amortization for the six-month period ended August 31, 2019 totaled $0.37 million compared to $0.21 million for the six-month period ended August 31, 2018, representing an increase of $0.16 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other finance costs for the six-month period ended August 31, 2019 totaled $1.13 million compared to $0.03 million the six-month period ended August 31, 2018, representing an increase of $1.10 million. The increase is mainly attributable to an increase in accretion expense of $1.04 million, an increase in interest expense of $0.22 million and by an increase in amortization of deferred financing costs of $0.07 million, offset by a gain on conversion of the November 2018 Notes of $0.23 million.

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

As at August 31, 2019, the Company had cash on hand of $37.9 million. On May 29, 2019, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Northern Private Capital Fund I Limited Partnership (“Northern Capital”) pursuant to which the Company has issued to Northern Capital in a registered direct offering (“Offering”) an aggregate of 4,093,567 shares of the Company’s common stock at a per share purchase price of $8.55 per share, for aggregate net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company of approximately $400,000. Concurrently with the Offering and pursuant to the Purchase Agreement, the Company has issued to Northern Capital options to purchase up to an additional 4,093,567 shares of the Company’s common stock at an exercise price of $11.00 per share, which will vest on December 15, 2019, and are exercisable for three years following the closing date of the Offering and which would result in further total net proceeds of approximately $45 million. The proceeds from the Offering will be used to finance the start-up of its joint venture commercial operations, which is estimated to be between $15,000,000 and $20,000,000, and further fund the development of its technology and new technologies and its ongoing pre-revenue operations.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering (“Offering”), an aggregate of 600,000 shares (“Shares”) of the Company’s common stock at a per share purchase price of $8.55 per share, for aggregate net proceeds of approximately $4.2 million, after deducting placement agent fees and estimated offering expenses payable by the Company of approximately $0.9 million. The Offering closed on March 1, 2019. The Company intends to use the net proceeds from the Offering for general corporate purposes and working capital.

As at August 31, 2019, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in Fiscal 2018, of the land and building where our pilot plant and corporate offices are located, at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a CDN$1,400,000 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject be renewal. It includes an option allowing for the prepayment of the Loan without penalty.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six-month period ended August 31, 2019 and 2018 was as follows:

	Six Months Ended August 31
	2019	2018
Net cash used in operating activities	$(5,235,429)	$(3,908,623)
Net cash used in investing activities	(1,785,198)	(1,104,970)
Net cash provided from (used in) financing activities	39,141,055	(26,808)
Effect of exchange rate changes on cash and cash equivalents	(22,778)	(191,846)
Net increase (decrease) in cash and cash equivalents	$32,097,650	$(5,232,247)

Net Cash Used in Operating Activities

During the six months ended August 31, 2019, we used $5.2 million in operations compared to $3.9 million during the six months ended August 31, 2018. The Company continued to invest in research and development on its existing technologies and new technologies, particularly on the evolution of its GEN II technology as the Company moves to the next phase of commercialization.

Net Cash Used in Investing Activities

During the six months ended August 31, 2019, the Company made investments of $1.2 million in property, plant and equipment as compared to $1.0 million for the six months ended August 31, 2018, primarily in connection with the upgrade of its GEN II industrial pilot plant.

During the six months ended August 31, 2019, the Company made investments in intangible assets of $0.08 million as compared to $0.07 million for the six months ended August 31, 2018, particularly in its GEN II patent technology in the United States and around the world.

During the six months ended August 31, 2019, the Company also made its initial contribution of $500,000 to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash Provided from (Used in) Financing Activities

During the six months ended August 31, 2019, we raised net proceeds of $39.2 million through the sale of common stock.

As at August 31, 2019, the Company was in compliance with its financial covenants.

Off-Balance Sheet Arrangements

As at August 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at August 31, 2019, we did not have any significant lease obligations to third parties.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2019.

B.
Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended August 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 3, 2019. No material changes to such risk factors have occurred during the six months ended August 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.
Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
4.1	Amendment to Securities Purchase Agreement dated June 14, 2019 between Loop Industries, Inc. and the Purchaser identified therein.	8-K	001-38301	14-Jun-19	10.1
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	08-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 8, 2019	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 8, 2019	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)