Form 10-Q
period 2019-11-30
Loop Industries, Inc.
filed 2020-01-09
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549
  FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

As at January 8, 2020, there were 39,232,528 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three and Nine months ended November 30, 2019
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	November 30, 2019	February 28, 2019

Assets
Current assets
Cash and cash equivalents	$35,491,491	$5,833,390
Sales tax, tax credits and other receivables (Note 3)	631,436	599,000
Prepaid expenses	173,153	226,521
Total current assets	36,296,080	6,658,911
Investment in a joint venture (Note 8)	850,000	-
Property, plant and equipment, net (Note 4)	6,495,389	5,371,263
Intangible assets, net (Note 5)	206,831	127,672
Total assets	$43,848,300	$12,157,846

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Notes 7)	$1,648,165	$2,670,233
Convertible notes (Notes 6 and 10)	4,926,734	5,636,172
Warrants (Note 10)	-	219,531
Current portion of long-term debt (Notes 6 and 9)	52,675	53,155
Total current liabilities	6,627,574	8,579,091
Long-term debt (Notes 6 and 9)	904,257	952,363
Total liabilities	7,531,831	9,531,454

Stockholders' Equity
Series A Preferred stock, par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 11)	-	-
Common stock, par value $0.0001: 250,000,000 shares authorized; 39,232,528 shares issued and outstanding (February 28, 2019 – 33, 805,706) (Note 11)	3,923	3,381
Additional paid-in capital	75,290,970	38,966,208
Additional paid-in capital – Warrants (Notes 10 and 11)	9,700,102	757,704
Additional paid-in capital – Beneficial conversion feature (Note 10)	1,200,915	1,200,915
Common stock issuable, 1,000,000 shares (Note 11)	-	800,000
Accumulated deficit	(49,559,084)	(38,811,592)
Accumulated other comprehensive loss	(320,357)	(290,224)
Total stockholders' equity	36,316,469	2,626,392
Total liabilities and stockholders' equity	$43,848,300	$12,157,846

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended November 30		Nine Months EndedNovember 30
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Expenses -
Research and development, net (Note 12)	1,278,172	792,111	3,246,246	2,924,483
General and administrative (Note 12)	1,825,813	1,971,847	5,447,056	6,721,796
Depreciation and amortization (Notes 4 and 5)	219,628	155,053	585,367	366,710
Interest and other finance costs (Note 15)	693,027	14,883	1,817,091	41,117
Interest income	(171,274)	-	(363,565)	-
Foreign exchange loss (gain)	5,533	(20,132)	15,297	(72,404)
Total expenses	3,850,899	2,913,762	10,747,492	9,981,702

Net Loss	(3,850,899)	(2,913,762)	(10,747,492)	(9,981,702)

Other comprehensive loss -
Foreign currency translation adjustment	7,552	(91,249)	(30,133)	(202,838)
Comprehensive Loss	$(3,843,347)	$(3,005,011)	$(10,777,625)	$(10,184,540)

Loss per share
- Basic and Diluted	$(0.10)	$(0.09)	$(0.29)	$(0.30)

Weighted average common shares outstanding
- Basic and Diluted	39,133,627	33,805,706	37,404,165	33,792,293

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended November 30, 2019
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, August 31, 2019	39,032,528	$3,903	1	$-	$74,414,197	$9,700,102	$1,200,915	-	$(45,708,185)	$(327,909)	$39,283,023

Issuance of common shares for cash, net of share issuance costs (Note 11)	-	-	-	-	-	-	-	-	-	-	-
Issuance of shares upon the vesting of restricted stock units	200,000	20	-	-	(20)	-	-	-	-	-	-
Issuance of shares upon the cashless exercise of stock options	-	-	-	-	-	-	-	-	-	-	-
Issuance of shares upon exercise of warrants	-	-	-	-	-	-	-	-	-		-
Stock options issued (Note 12)	-	-	-	-	549,810	-	-	-	-	-	549,810
Restricted stock units issued (Note 12)	-	-	-	-	326,983	-	-	-	-	-	326,983
Foreign currency translation	-	-	-	-	-	-	-	-	-	7,552	7,552
Net loss	-	-	-	-	-	-	-	-	(3,850,899)	-	(3,850,899)
Balance, November 30, 2019	39,232,528	$3,923	1	$-	$75,290,970	$9,700,102	$1,200,915	-	$(49,559,084)	$(320,357)	$36,316,469

	Three Months Ended November 30, 2018
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, August 31, 2018	33,805,706	$3,381	1	$-	$33,156,104	-	-	$800,000	$(28,343,121)	$(280,689)	$5,335,675

Stock options issued (Note 12)	-	-	-	-	789,260	-	-	-	-	-	789,260
Restricted stock units issued (Note 12)	-	-	-	-	181,646	-	-	-	-	-	181,646
Foreign currency translation	-	-	-	-	-	-	-	-	-	(91,249)	(91,249)
Net loss	-	-	-	-	-	-	-	-	(2,913,762)	-	(2,913,762)
Balance, November 30, 2018	33,805,706	$3,381	1	$-	$34,127,010	-	-	$800,000	$(31,256,883)	$(371,938)	$3,301,570

	Nine Months Ended November 30, 2019
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

Issuance of common shares for cash, net of share issuance costs (Note 11)	4,693,567	469	-	-	30,359,394	8,663,769	-	-	-	-	39,023,632
Issuance of shares for legal settlement	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes (Note 10)	319,326	32	-	-	2,372,549	316,929	-	-	-	-	2,689,510
Issuance of shares upon the vesting of restricted stock units	243,932	24	-	-	799,976	-	-	(800,000)	-	-	-
Issuance of shares upon the cashless exercise of stock options	4,565	1	-	-	(1)	-	-	-	-	-	-
Issuance of shares upon exercise of warrants	15,432	1	-		182,048	(38,300)	-		-		143,749
Stock options issued (Note 12)	-	-	-	-	1,628,897	-	-	-	-	-	1,628,897
Restricted stock units issued (Note 12)	-	-	-	-	981,914	-	-	-	-	-	981,914
Foreign currency translation	-	-	-	-	-	-	-	-	-	(30,133)	(30,133)
Net loss	-	-	-	-	-	-	-	-	(10,747,492)	-	(10,747,492)
Balance, November 30, 2019	39,232,528	$3,923	1	$-	$75,290,970	$9,700,102	$1,200,915	-	$(49,559,084)	$(320,357)	$36,316,469

	Nine Months Ended November 30, 2018
	Common Stock par value $0.0001		Preferred Stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	-	-	$800,000	$(21,275,181)	$(169,100)	$10,324,065

Issuance of shares upon cashless exercise of warrants	18,821	2	-	-	(2)	-	-	-	-	-	-
Issuance of shares upon vesting of restricted stock units	35,797	3	-	-	(3)	-	-	-	-	-	-
Stock options issued	-	-	-	-	2,591,263	-	-	-	-	-	2,591,263
Restricted stock units issued	-	-	-	-	570,782	-	-	-	-	-	570,782
Foreign currency translation	-	-	-	-	-	-	-	-	-	(202,838)	(202,838)
Net loss	-	-	-	-	-	-	-	-	(9,981,702)	-	(9,981,702)
Balance, November 30, 2018	33,805,706	$3,381	1	$-	$34,127,010	-	-	$800,000	$(31,256,883)	$(371,938)	$3,301,570

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
	2019	2018
Cash Flows from Operating Activities
Net loss	$(10,747,492)	$(9,981,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	585,366	366,710
Stock-based compensation expense (Note 12)	2,610,811	3,162,045
Accrued interest (Note 10)	313,433	-
Loss on revaluation of warrants (Note 10)	8,483	-
Debt accretion (Note 10)	1,584,977	-
Deferred financing costs (Note 10)	86,212	-
Gain on conversion of convertible notes (Note 10)	(232,565)	-
Loss on revaluation of foreign exchange contracts	10,881	-
Changes in operating assets and liabilities:
Sales tax, tax credits and other receivables	(37,536)	67,606
Prepaid expenses	52,649	446,770
Accounts payable and accrued liabilities	(1,054,967)	483,254
Net cash used in operating activities	(6,819,748)	(5,455,317)

Cash Flows from Investing Activities
Investment in a joint venture (Note 8)	(850,000)	-
Additions to property, plant and equipment (Note 4)	(1,647,433)	(1,428,174)
Additions to intangible assets (Note 5)	(95,488)	(95,179)
Net cash used in investing activities	(2,592,921)	(1,523,353)

Cash Flows from Financing Activities
Proceeds from sale of common shares (Note 11)	40,273,751	-
Share issuance costs (Note 11)	(1,106,370)	-
Proceeds from issuance of convertible debt	-	2,450,000
Convertible debt subscriptions	-	100,000
Repayment of long-term debt (Note 9)	(39,506)	(39,471)
Net cash provided from (used in) financing activities	39,127,875	2,510,529

Effect of exchange rate changes	(57,105)	(53,314)
Net change in cash and cash equivalents	29,658,101	(4,521,455)
Cash and cash equivalents, beginning of period	5,833,390	8,149,713
Cash and cash equivalents, end of period	$35,491,491	$3,628,258

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$45,668	$41,442
Interest received	$363,565	$325

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three and Nine Months Ended November 30, 2019 and 2018
Notes to the Condensed Consolidated Financial Statements
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of Loop Industries, Inc., its wholly-owned subsidiaries and joint venture (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The balance sheet information as at February 28, 2019 is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended February 28, 2019, which is included in Item 8 of the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included. Operating results for the three and nine months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending February 28, 2020.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the three- and nine-month periods ended November 30, 2019 and 2018 amounted to $1,278,172 and $3,246,246, respectively (2018 - $792,111 and $2,924,483), respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods (See Note 3).

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

For the three- and nine-month periods ended November 30, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2019, the potentially dilutive securities consisted of 1,657,081 outstanding stock options (November 30, 2018 – 2,205,290), 4,219,753 outstanding restricted stock units (November 30, 2018 – 99,498), 5,040,267 outstanding warrants (November 30, 2018 – 140,667) and nil outstanding issuable common stock (November 30, 2018 – 1,000,000).

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at November 30, 2019 and February 28, 2019 were as follows:

	November 30, 2019	February 28, 2019
Sales tax	$196,065	$82,992
Research and development tax credits	396,123	410,997
Other receivables	39,248	105,011
	$631,436	$599,000

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect, and is entitled to claim sale taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the three- and nine-month periods ended November 30, 2019, the Company recorded $56,719 and $164,702, respectively, (2018 – nil and $76,503, respectively) as a reduction of research and development expenses. During the three- and nine-month periods ended November 30, 2019, research and development tax credits received by the Company from taxation authorities amounted to nil and $175,929, respectively (2018 – nil and nil, respectively).

4. Property, Plant and Equipment

	As at November 30, 2019
	Cost	Accumulated depreciation	Net book value
Land	$267,658	$-	$267,658
Building	1,865,518	(114,729)	1,750,789
Building Improvements	695,590	(189,644)	505,946
Machinery and equipment	5,143,880	(1,251,135)	3,892,745
Office equipment and furniture	137,194	(58,943)	78,251
	$8,109,840	$(1,614,451)	$6,495,389

	As at February 28, 2019
	Cost	Accumulated depreciation	Net book value
Land	$232,699	$-	$232,699
Building	1,882,665	(68,596)	1,814,069
Building Improvements	383,985	(119,889)	264,096
Machinery and equipment	3,834,338	(841,236)	2,993,102
Office equipment and furniture	117,088	(49,791)	67,297
	$6,450,775	$(1,079,512)	$5,371,263

Depreciation expense for the three- and nine-month periods ended November 30, 2019 amounted to $212,968 and $570,165, respectively (2018 – $135,426 and $309,095, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

5. Intangible Assets

On October 27, 2014, the Company entered into an Intellectual Property Assignment Agreement with Mr. Hatem Essaddam wherein the Company purchased a certain technique and method, which was used to develop the Generation I (“GEN I”) technology, for $445,050 allowing for the depolymerization of polyethylene terephthalate at ambient temperature and atmospheric pressure. The GEN I technology patent portfolio has two issued U.S. patents and an allowed U.S. application, all expected to expire on or around July 2035. Internationally, the Company has issued patents in Taiwan, South Africa, and in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036.

In addition to the $445,050 paid by the Company under the Intellectual Property Assignment Agreement, the Company is required to make four additional payments of CDN$200,000, totaling CDN$800,000, to Mr. Essaddam within sixty (60) days of attaining each of the following milestones:

●
the average production of 20 metric tons of terephthalic acid by the Company, as a result of the GEN I technology, for 20 operating days;
●
the average production of 30 metric tons of terephthalic acid by the Company, as a result of the GEN I technology, for 30 operating days;
●
the average production of 60 metric tons of terephthalic acid by the Company, as a result of the GEN I technology, for 60 operating days;
●
the average production of 100 metric tons of terephthalic acid by the Company, as a result of the GEN I technology, for 100 operating days.

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

During the year ended February 28, 2019, the Company finalized the development of its next generation technology, referred to as Generation II (“GEN II”), and has filed various patents in jurisdictions around the world. The GEN II U.S. patent issued on April 9, 2019 and is expected to expire on or around September 2037.

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

Amortization expense for the three- and nine-month periods ended November 30, 2019 amounted to $6,660 and $15,202 respectively (2018 - $19,627 and $57,615, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

	November 30, 2019	February 28, 2019

Intangible assets, at cost - beginning of period	$127,672	$533,369
Intangible assets, accumulated depreciation – beginning of period	-	(200,629)
	127,672	332,740

Add: Additions in the period	95,488	153,477
Deduct: Amortization of intangibles	(15,202)	(59,851)
Deduct: Impairment of intangibles	-	(298,694)
Deduct: Foreign exchange effect	(1,127)	-
	$206,831	$127,672

6. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilities as at November 30, 2019 and February 28, 2019:

	Fair Value Measurements as at November 30, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:	$-	$-	-

Financial liabilities measured at amortized cost:
Long-term debt	956,932	956,932	Level 2
Convertible notes (Second Issuance)	$4,593,664	$4,900,000	Level 2

	Fair Value Measurements at February 28, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at fair value on a recurring basis:
Warrants (First Issuance)	$219,531	$219,531	Level 3

Financial liabilities measured at amortized cost:
Long-term debt	1,005,518	1,005,518	Level 2
Convertible notes (First Issuance)	2,495,636	2,650,000	Level 2
Convertible notes (Second Issuance)	$3,126,886	$3,150,000	Level 2

The Warrants under the First Issuance of Convertible Notes represent a Level 3 in the fair value hierarchy. The Warrants were valued using a Monte Carlo simulation using a volatility of 71.5%. The Company recorded a loss on revaluation from the date of issuance to February 28, 2019 of $65,167.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2019 and February 28, 2019 were as follows:

	November 30, 2019	February 28, 2019
Trade accounts payable	$674,601	$1,784,362
Accrued liabilities	973,564	885,871
	$1,648,165	$2,670,233

8. Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Ventures Holdings LP (“Indorama”), an indirect subsidiary of Indorama Ventures Public Company Limited, to retrofit their existing PET manufacturing facilities. The joint venture will manufacture and commercialize sustainable LoopTM branded PET resin and polyester fiber. The joint venture agreement details the establishment of an initial 20,700 metric tons per year facility. The joint venture decided to double the capacity of the facility to 40,000 metric tons per year thus increasing the engineering work required. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

Under the Agreement, Indorama is contributing manufacturing knowledge and Loop is required to contribute its proprietary science and technology.

Specifically, the Company is contributing an exclusive world-wide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There was no activity in ILT from the date of inception of September 24, 2018 to February 28, 2019 and, as at February 28, 2019, the carrying value of the equity investment was nil. On April 18, 2019 and October 21, 2019, Loop Innovations, LLC, the Company’s wholly owned subsidiary, and Indorama, each contributed cash of $500,000 and $350,000, respectively, to ILT. As there were no other transactions during the nine-month period ended November 30, 2019, the carrying value of the equity investment as at November 30, 2019 was $850,000.

9. Long-Term Debt

	November 30, 2019	February 28, 2019
Installment loan	$956,932	$1,005,518
Less current portion	52,675	53,155
Non-current portion	$904,257	$952,363

Principal repayments due on the Installment loan over the next five years are as follows:

Years ending February 28,	Amount
2020	$13,169
2021	52,675
2022	52,675
2023	52,675
2024	52,675
Thereafter	733,063
Total	$956,932

Interest paid on the installment loan during the three- and nine-month periods ended November 30, 2019 amounted to $14,778 and $41,840, respectively (2018 - $13,825 and $40,305, respectively). As at November 30, 2019, the Company was in compliance with its financial covenants.

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

The aggregate value of the November 2018 Notes and November 2018 Warrants as shown on the consolidated balance sheet are broken down as follows:

	November 30, 2019	February 28, 2019	Issue Date
November 2018 Convertible Notes – Liability	$-	$2,495,636	$2,495,636
Accrued interest – Liability	-	60,793	-
Deferred financing costs	-	(26,557)	(63,738)
Total	-	2,529,872	2,431,898

November 2018 Warrants – Liability	$-	$219,531	$154,364

On April 5, 2019, the Company and the Investors that purchased the November 2018 Notes from the Company pursuant to the Note and Warrant Purchase Agreement dated as of November 13, 2018 or January 3, 2019, executed an Amendment, Surrender and Conversion Agreement (“Conversion Agreement”) whereby the parties agreed to convert the November 2018 Notes, and all accrued and unpaid interest, into shares of the common stock of the Company at a newly agreed conversion price per share equal to $8.55 (the “New Conversion Price”), replacing the previous formula which converted the November 2018 Notes and accrued and unpaid interest into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes. The Conversion Agreement stipulates that the interest on the November 2018 Notes would be paid up to and including April 3, 2019. Pursuant to the 2018 Note Purchase Agreement, the Investors also received related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes. As part of the Conversion Agreement, the exercise price of the November 2018 Warrants will also be the New Conversion Price, replacing the previous formula which established the conversion price for the November 2018 Warrants as the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. As a result of the Conversion Agreement, the Company issued 319,326 shares of common stock of the Company and issued 159,663 warrants. The November 2018 Warrants expire eighteen (18) months from the date of the conversion of the November 2018 Notes, on October 5, 2020.

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

With respect to accrued and unpaid interest at the January 2020 Maturity Date, the Investors have the option of receiving cash or common stock of the Company at that date. Upon the January 2020 Maturity Date, where the Investor elects payment of accrued and unpaid interest on the January 2019 Notes in common stock, the price per share shall be equal to the trading price of the common stock at the close of the market on the date immediately preceding the January 2020 Maturity Date.

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

The aggregate values of the January 2019 Warrants, the January 2019 Notes and the related BCF are as follows:

	November 30, 2019	February 28, 2019	Issue Date
January 2019 Convertible Notes – Liability	$4,593,664	$3,126,886	$2,941,381
Accrued interest – Liability	343,011	49,011	-
Deferred financing costs	(9,941)	(69,597)	(79,539)
	4,926,734	3,106,300	2,861,842

January 2019 Beneficial Conversion Option – Equity	1,200,915	1,200,915	1,200,915

January 2019 Warrants – Equity	$719,404	$757,704	$757,704

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

The Company recorded accretion interest expense on the January 2019 Notes for the three- and nine-month periods ended November 30, 2019 of $549,090 and $1,584,977, respectively (2018 – nil and nil, respectively) and is included in operating expenses. The Company also recorded interest expense on the January 2019 Notes for the three- and nine-month periods ended November 30, 2019 in the amount of $98,000 and $313,433, respectively (2018 – nil and nil, respectively). The Company also recorded amortization of deferred finance costs for the three- and nine-month periods ended November 30, 2019 in the amount of $19,885 and $86,212, respectively (2018 – nil and nil, respectively).

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita’s ownership of 18,800,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 78.1% of the voting control of the Company.

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

Common Stock

For the period ended November 30, 2019	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	4,693,567	469
Issuance of shares upon vesting of restricted stock units	243,932	24
Issuance of shares upon the cashless exercise of stock options	4,565	1
Issuance of shares upon the exercise of warrants	15,432	1
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of Convertible notes	319,326	32
Balance, November 30, 2019	39,232,528	$3,923

For the period ended November 30, 2018	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of stock options	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, November 30, 2018	33,805,706	$3,381

During the nine months ended November 30, 2019, the Company recorded the following common stock transactions:

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
(x)
On October 15, 2019, the Company issued 200,000 shares of common stock upon the vesting of restricted stock units related to the President and Chief Executive Officer.

During the nine months ended November 30, 2018, the Company recorded the following common stock transactions:

(i)
the Company issued 18,821 shares of common stock upon the cashless exercise of stock options.
(ii)
the Company issued 35,797 shares of common stock upon the vesting of restricted stock units.

12. Share-based Payments

Stock Options

The following tables summarize the continuity of the Company’s stock options during the nine-month periods ended November 30:

	2019		2018
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	1,962,400	$7.53	2,374,581	$7.99
Granted	-	-	13,209	11.52
Exercised	(5,000)	0.80	(20,000)	0.80
Forfeited	(39,902)	9.67	(100,000)	5.25
Expired	(260,417)	13.59	(62,500)	4.80
Outstanding, end of period	1,657,081	$6.55	2,205,290	$8.29
Exercisable, end of period	1,007,498	$6.38	1,065,414	$7.60

	2019		2018
Exercise price	Number of stock options outstanding	Weighted average remaining life (yrs.)	Number of stock options outstanding	Weighted average remaining life (yrs.)
$0.80	577,081	6.00	582,081	7.00
$3.00	-	-	-	-
$5.25	380,000	7.74	380,000	8.74
$8.75	-	-	-	-
$11.52	-	-	13,209	9.61
$12.00	700,000	7.79	700,000	8.79
$13.49	-	-	250,000	8.88
$13.89	-	-	280,000	0.07
Outstanding, end of period	1,657,081	7.16	2,205,290	7.22
Exercisable, end of period	1,007,498	7.11	1,065,414	7.62

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

There were no new issuances of stock options for the nine-month period ended November 30, 2019.

During the three- and nine-month periods ended November 30, 2019, stock-based compensation expense attributable to stock options amounted to $549,810 and $1,628,897, respectively (2018 - $789,260 and $2,591,263, respectively), and is included in operating expenses.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the nine-month periods ended November 30, 2019 and 2018:

	2019		2018
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	402,868	$8.77	34,102	$13.00
Granted	4,114,567	1.06	102,818	11.54
Issued as common stock	(243,932)	2.52	(35,797)	13.06
Forfeited	(53,750)	9.82	(1,625)	12.31
Outstanding, end of period	4,219,753	$1.60	99,498	$11.48
Outstanding vested, end of period	831,684	$1.19	-	$-

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the three- and nine-month periods ended November 30, 2019, stock-based compensation attributable to RSUs amounted to $326,983 and $981,914, respectively (2018 - $181,646 and $570,782, respectively), and is included in operating expenses.

During the three- and nine-month periods ended November 30, 2019, stock-based compensation included in research and development expenses amounted to $311,353 and $941,142, respectively (2018 - $249,548 and $910,004, respectively), and in General and administrative expenses amounted to $565,440 and $1,669,669, respectively (2018 - $721,358 and $2,252,041, respectively).

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the nine-month periods ended November 30, 2019 and 2018:

	2019	2018
	Number of units	Number of units
Outstanding, beginning of period	3,223,516	1,735,898
Share reserve increase	2,000,000	1,500,000
Units granted	(4,114,567)	(116,027)
Units forfeited	93,652	101,625
Units expired	260,417	50,000
Outstanding, end of period	1,463,018	3,271,496

14. Warrants

The following table summarizes the continuity of warrants during the nine-month periods ended November 30, 2019 and 2018:

	2019		2018
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of period	802,469	$10.74	140,667	$12.00
Issued	4,253,230	10.91	-	-
Exercised	(15,432)	9.32	-	-
Expired	-	-	-	-
Outstanding, end of period	5,040,267	$10.89	140,667	$12.00

The expiration dates of the warrants outstanding as at November 30, 2019 are as follows:

	2019
	Number of warrants	Weighted average exercise price
August 25, 2020	200,000	$11.00
October 5, 2020	159,663	8.55
January 15, 2021	277,778	9.32
January 21, 2021	9,259	9.32
February 25, 2021	300,000	12.00
June 14, 2022	4,093,567	11.00
Outstanding, end of period	5,040,267	$10.89

15. Interest and Other Finance Costs

Interest and other finance costs for the three- and nine-month periods ended November 30, 2019 and 2018 are as follows:

	Three Months Ended November 30		Nine Months Ended November 30
	2019	2018	2019	2018
Interest on long-term debt	$14,778	$13,825	$41,840	$40,305
Interest on convertible notes	98,000	-	313,433	-
Accretion expense	549,090	-	1,584,977	-
Amortization of deferred finance costs	19,885	-	86,212	-
Revaluation of warrants	-	-	8,483	-
Loss on revaluation of foreign exchange contracts	10,881	-	10,881	-
Gain on conversion of November 2018 Notes	-	-	(232,565)	-
Other	393	1,058	3,830	812
	$693,027	$14,883	$1,817,091	$41,117

16. Commitments

The Company has entered into multi-year supply agreements with PepsiCo, Coca-Cola’s Cross Enterprise Procurement Group, Danone SA and L’OCCITANE en Provence that will enable them to purchase production capacity from the Company’s joint venture facility with Indorama in the United States and incorporate Loop™ PET resin into its product packaging.

On July 24, 2019, the Company signed an agreement with Investissement Quebec providing it with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its Pilot Plant up to a maximum CDN$4,600,000. There is a 36-month moratorium on both capital and interest repayments beginning as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan will bear interest at 2.36%. The Company has also agreed to issue to Investissement Quebec warrants to purchase common shares of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of CDN$460,000. The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries’ shares of Common Stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. No disbursements have yet been made under the agreement.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company”, “we”, “Loop” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) our ability to sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise and (x) other factors discussed in our subsequent filings with the SEC.

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

Our Generation I technology process yielded polyethylene terephthalate (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET plastic, through depolymerization. While monomers were of excellent purity and high yield, we continued to challenge ourselves to drive down cost and eliminate inputs. It was during this process that we realized we could eliminate water and chlorinated solvents from the purification process, reduce the number of reagents from five to two and reduce the number of purification steps from 12 to four, if we shifted from the production of PTA to the production of dimethyl terephthalate (“DMT”), another proven monomer of PET plastic that is far simpler to purify. Since June 2018, when we transitioned to our Generation II technology and our newly built industrial pilot plant, we continue to see consistently high monomer yields, excellent purity and improved conversion costs.

This shift, from producing the monomer PTA to the monomer DMT was a pivotal moment for Loop. We believe that the Generation II technology requires less energy and fewer resource inputs than conventional PET production processes. We also believe it to be one of the most environmentally sustainable methods for producing virgin quality food-grade PET plastic in the world.

To protect our technology, we rely on a combination of patent and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

We have two patent families, referred to as GEN I technology and the GEN II technology, with claims relating to our proprietary technology for depolymerization of PET.

●
The GEN I portfolio has two issued U.S. patents and an allowed U.S. application, all expected to expire on or around July 2035. Internationally, we also have issued patents in Taiwan, South Africa and in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036 if granted.

●
The GEN II technology portfolio has an issued U.S. patent and a pending U.S. application, all expected to expire on or around September 2037; as well as a PCT application and non-PCT country applications in Argentina, Bangladesh, Bolivia, Bhutan, members of the Gulf Cooperation Council, Iraq, Pakistan, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2038 if granted. An additional aspect of the GEN II technology is claimed in a U.S. application, a PCT application, and non-PCT country applications in Argentina, Bangladesh, Bolivia, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay, all expected to expire on or around June 2039 if granted. Additionally, we have two pending provisional applications directed to further additional aspects of the GEN II technology. Any patents that would ultimately grant from these provisional applications would be expected to expire no earlier than 2039, if granted.

In connection with the continued transitioned to its newly constructed GEN II industrial pilot plant. the Company made capital asset investments of $1,647,433 during the nine months ended November 30, 2019.

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

The use of mechanically recycled PET for food grade applications in certain countries is highly inadvisable for a variety of reasons including the perception of contamination from mechanically recycled sources. We believe that means that Loop™ PET plastic resin and polyester fiber has a distinct advantage in these markets. Since our product is not mechanically recycled PET, we expect that demand from PET manufacturers and global consumer goods companies in these regions for 100% Loop™ branded PET plastic resin and polyester fiber will be a significant part of our strategy going forward.

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

During the three months ended November 30, 2019, we continued executing our corporate strategy where Loop focused on developing two major streams of revenue. These revenue streams are expected to be from the sale of Loop™ PET resin and polyester fiber to customers from our joint venture with Indorama Ventures Holdings LP (“Indorama”) and from our Waste to Resin (“WtRTM”) greenfield facilities, which were recently rebranded to Infinite LoopTM. We are continuing to develop the engineering of the Infinite LoopTM platform and we have increased our focus on the development of Infinite LoopTM projects in Europe and in North America.

In September 2018, in connection with the first of these streams, we announced a joint venture with Indorama to retrofit their existing PET manufacturing facilities. The joint venture was formed to manufacture and commercialize sustainable Loop™ PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The joint venture agreement details the establishment of an initial 20,700 metric tons per year facility in the southeastern United States (Spartanburg, South Carolina).

Following the decision of the joint venture with Indorama Ventures Holdings LP to double the capacity of the Spartanburg plant due to customer demand to 40,000 metric tons per year as disclosed in our 10-Q for the period ended August 31, 2019, we identified a number of enhancements to the plant design to improve  the operability and lower the total construction cost of the plant.  The additional engineering is underway and management anticipates it will be completed by the end of this calendar quarter and as a result, the commissioning of the facility is anticipated to occur in the third quarter of the calendar year 2021.

We have currently contracted for the sale of the initial 20,700 metric tons expected output of the Spartanburg facility and we are in discussion to contract the additional volume up to its increased capacity of 40,000 metric tons.

During the three months ended November 30, 2019, the Company and L'OCCITANE en Provence, a global manufacturer and retailer of natural beauty and well-being products, announced that they are expanding their supply agreement to accelerate L’OCCITANE en Provence’s transition to 100% sustainable PET plastic in all its bottles. Loop Industries and L'OCCITANE en Provence's supply agreement for Loop™ branded 100% sustainable PET plastic resin was to be supplied from Loop's first European PET manufacturing facility. With the expanded supply agreement, Loop will begin supplying its sustainable PET resin to L'OCCITANE en Provence from its joint venture manufacturing facility with Indorama in Spartanburg, South Carolina.

To drive our Infinite Loop™ business model, which is a key pillar of our commercialization blueprint, December 2018 saw us enter into a Global Alliance Agreement with thyssenkrupp Industrial Solutions (“tkIS”) aimed at transforming the future of sustainable PET plastic resin manufacturing by combining our breakthrough depolymerization technology with tkIS’s PET Melt-To-Resin® technology. As one of the world’s leading PET and polyester engineering companies, we believe tkIS is perfectly positioned to help us commercialize our Infinite Loop™ solution—a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber. During the nine months ended November 30, 2019, the Company and tkIS continued the process of developing this fully integrated and reimagined manufacturing facility for sustainable Loop™ PET plastic resin and polyester fiber.

We believe the Infinite Loop™ solution will result in a highly scalable model to supply the global demand for 100% sustainable Loop™ PET plastic resin and polyester fiber, allowing us to rapidly penetrate and transform the plastic market and fully capitalize on our disruptive potential to be the leader in the circular economy for PET plastic. This fundamentally changes where and how PET plastic resin production occurs—no longer does PET plastic resin production need to be bound to fossil fuels and fossil fuel infrastructure. Infinite Loop™ facilities could be located near large urban centers where feedstock is located, and transportation and logistics costs could be significantly reduced as the distance between feedstock, manufacturing and customer use is collapsed.

We believe the proposition for those seeking a turnkey solution to manufacture Loop™ PET plastic resin and polyester fiber, such as chemical companies, waste managers, existing recyclers and even consumer good companies around the world is compelling. We further believe that once the first facilities are operational it may create the possibility of licensing the technology to create a recurring revenue stream for us while expanding the capacity of Loop™ PET plastic resin and polyester fiber in the marketplace to meet the substantial demand from consumer goods companies.

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET plastic resin and polyester fiber provides the ideal solution for these brands because Loop™ PET plastic resin and polyester fiber is recyclable and contains 100% recycled PET and polyester fiber content with virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies will be able to market packaging made from a 100% Loop™ branded PET plastic resin and polyester fiber.

Loop believes that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-like quality of Loop™ branded PET and the marketability of Loop™ PET to extoll the sustainability credentials of consumer brands that incorporate Loop™ PET, it will be able to sell its Loop™ branded PET at a premium price relative to virgin and mechanically recycled PET.

Turning Waste into Feedstock

To us, waste PET plastic and polyester fiber is feedstock, the materials introduced into our Generation II depolymerization technology to yield PET monomers. Our technology can use plastic bottles and PET packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even ocean plastics that have been degraded by sun and salt. This is yet another advantage of Loop™ PET over mechanically recycled PET, our ability to use materials that nearly all other recyclers cannot use. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into our shared rivers, oceans and natural areas.

We are identifying the availability of feedstock to ensure each planned facility can operate continuously. We have identified the sources required for our first joint venture facility with Indorama and are now focusing on signing supply agreements to secure this feedstock for the long term.

The team is also studying markets in the United States, Canada, European Union and Asia to help us evaluate the size and location of our next facilities. The approach includes a fulsome inventory of PET materials introduced into a region, the materials collected (or recycled) in the region and the material loss, or the difference between the material introduced and the material collected. This allows us to identify not only the material traditionally available for recycling, but how material can be effectively diverted from landfill, rivers, oceans and natural areas by providing a new outlet for what was formerly considered waste.

Results of Operations

Third Quarter Ended November 30, 2019

The following table summarizes our operating results for the three-month periods ended November 30, 2019 and 2018, in U.S. Dollars.

	Three Months Ended November 30
	2019	2018	$ Change
Revenues	$-	$-	$-

Research and development
Stock-based compensation	311,353	249,548	61,805
Other research and development	966,819	542,563	424,256
Total research and development	1,278,172	792,111	486,061

General and administrative
Stock-based compensation	565,440	721,358	(155,918)
Other general and administrative	1,260,373	1,250,489	9,884
Total general and administrative	1,825,813	1,971,847	(146,034)

Depreciation and amortization	219,628	155,053	64,575
Interest and other finance costs	693,027	14,883	678,144
Interest income	(171,274)	-	(171,274)
Foreign exchange (gain) loss	5,533	(20,132)	25,665
Total operating expenses	3,850,899	2,913,762	937,137
Net loss	$(3,850,899)	$(2,913,762)	$(937,137)

The net loss for the three-month period ended November 30, 2019 increased $0.94 million to $3.85 million, as compared to the net loss for the three-month period ended November 30, 2018 which was $2.91 million. The increase of $0.94 million is primarily attributable to an increase in interest and other finance costs of $0.68 million, an increase in research and development expenses of $0.49 million, an increase in depreciation and amortization expenses of $0.06 million and an increase in foreign exchange loss of $0.03 million, partially offset by lower general and administrative expenses of $0.15 million, and by an increase in interest income of $0.17 million.

Research and development expenses for the three-month period ended November 30, 2019 amounted to $1.28 million compared to $0.79 million for the three-month period ended November 30, 2018, representing an increase of $0.49 million, or representing an increase of $0.42 million excluding stock-based compensation. The increase of $0.42 million was primarily attributable to by higher employee compensation costs of $0.38, by higher purchases and freight costs of $0.08 million, by higher facilities costs of $0.02 million, by higher equipment rental costs of $0.02 and by higher license fees of $0.03 million, offset by lower legal and professional fees of $0.07 million and by higher research and development tax credits of $0.06 million. The increase in non-cash stock-based compensation expense of $0.06 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the three-month period ended November 30, 2019 amounted to $1.83 million compared to $1.97 million for the three-month period ended November 30, 2018, representing a decrease of $0.14 million, or an increase of $0.01 million excluding stock-based compensation. The increase of $0.01 million was mainly attributable to higher employee compensation costs of $0.15 million and by higher commercial insurance expenses of $0.08 million, offset by lower legal and professional fees of $0.20 million. Stock-based compensation expense for the three-month period ended November 30, 2019 amounted to $0.57 million compared to $0.72 million for the three-month period ended November 30, 2018, representing a decrease of $0.15 million, which was mainly attributable to lower stock awards provided to executives.

Depreciation and amortization for the three-month period ended November 30, 2019 totaled $0.22 million compared to $0.16 million for the three-month period ended November 30, 2018, representing an increase of $0.06 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other finance costs for the three-month period ended November 30, 2019 totaled $0.69 million compared to $0.01 million the three-month period ended November 30, 2018, representing an increase of $0.68 million. The increase is mainly attributable to an increase in accretion expense of $0.55 million, an increase in interest expense of $0.10 million and by an increase in amortization of deferred financing costs of $0.02 million.

Nine Months Ended November 30, 2019

The following table summarizes our operating results for the nine-month periods ended November 30, 2019 and 2018, in U.S. Dollars.

	Nine Months Ended November 30
	2019	2018	$ Change
Revenues	$-	$-	$-

Research and development
Stock-based compensation	941,142	910,004	31,138
Other research and development	2,305,104	2,014,479	290,625
Total research and development	3,246,246	2,924,483	321,763

General and administrative
Stock-based compensation	1,669,669	2,252,041	(582,372)
Other general and administrative	3,777,387	4,469,755	(692,368)
Total general and administrative	5,447,056	6,721,796	(1,274,740)

Depreciation and amortization	585,367	366,710	218,657
Interest and other finance costs	1,817,091	41,117	1,775,974
Interest income	(363,565)	-	(363,565)
Foreign exchange (gain) loss	15,297	(72,404)	87,701
Total operating expenses	10,747,492	9,981,702	765,790
Net loss	$(10,747,492)	$(9,981,702)	$(765,790)

The net loss for the nine-month period ended November 30, 2019 increased by $0.77 million to $10.75 million, as compared to the net loss for the nine-month period ended November 30, 2018 which was $9.98 million. The increase of $0.77 million is primarily due to an increase in interest and other finance costs of $1.77 million, an increase in research and development expenses of $0.32 million, , an increase in depreciation and amortization of $0.22 million and an increase in the foreign exchange loss of $0.09 million, partially offset by lower general and administrative expenses of $1.27 million and an increase in interest income of $0.36 million.

Research and development expenses for the nine-month period ended November 30, 2019 amounted to $3.24 million compared to $2.92 million for the nine-month period ended November 30, 2018, representing an increase of $0.32 million, or representing an increase of $0.29 million excluding stock-based compensation. The increase of $0.29 million was primarily attributable to higher employee compensation costs of $0.55 million, by higher facilities costs of $0.04 million, by higher purchases and freight costs of $0.07 million, by higher license fees of $0.03 million, by higher repairs and maintenance costs of $0.02 million, and by higher meals, travel and entertainment expenses of $0.04 million, offset by lower legal and professional fees of $0.36 million and by higher research and development tax credits of $0.16 million. The decrease in non-cash stock-based compensation expense of $0.03 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the nine-month period ended November 30, 2019 amounted to $5.45 million compared to $6.72 million for the nine-month period ended November 30, 2018, representing a decrease of $1.27 million, or a decrease of $0.69 million excluding stock-based compensation. The decrease of $0.69 million was mainly attributable to lower legal and professional fees of $1.36 million, offset by higher employee compensation costs of $0.50 million and by higher commercial insurance expenses totaling $0.17 million. Stock-based compensation expense for the nine-month period ended November 30, 2019 amounted to $1.67 million compared to $2.25 million for the nine-month period ended November 30, 2018, representing a decrease of $0.58 million, which was mainly attributable lower stock awards provided to executives.
Depreciation and amortization for the nine-month period ended November 30, 2019 totaled $0.59 million compared to $0.37 million for the nine-month period ended November 30, 2018, representing an increase of $0.22 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other finance costs for the nine-month period ended November 30, 2019 totaled $1.82 million compared to $0.04 million the nine-month period ended November 30, 2018, representing an increase of $1.78 million. The increase is mainly attributable to an increase in accretion expense of $1.58 million, an increase in interest expense of $0.31 million and by an increase in amortization of deferred financing costs of $0.09 million, offset by a gain on conversion of the November 2018 Notes of $0.23 million.

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

As at November 30, 2019, the Company had cash on hand of $35.5 million. On May 29, 2019, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Northern Private Capital Fund I Limited Partnership (“Northern Capital”) pursuant to which the Company has issued to Northern Capital in a registered direct offering (“Offering”) an aggregate of 4,093,567 shares of the Company’s common stock at a per share purchase price of $8.55 per share, for aggregate net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company of approximately $400,000. Concurrently with the Offering and pursuant to the Purchase Agreement, the Company issued to Northern Capital options to purchase up to an additional 4,093,567 shares of the Company’s common stock at an exercise price of $11.00 per share, which vested on December 15, 2019, and are exercisable for three years following the closing date of the Offering and which would result in further total net proceeds of approximately $45 million. The proceeds from the Offering will be used to finance the start-up of its joint venture commercial operations, which is estimated to be between $15,000,000 and $20,000,000, and further fund the development of its technology and new technologies and its ongoing pre-revenue operations.

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

As at November 30, 2019, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in Fiscal 2018, of the land and building where our pilot plant and corporate offices are located, at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a CDN$1,400,000 20-year term installment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of CDN $5,833 plus interest, until January 2021, at which time it will be subject be renewal. It includes an option allowing for the prepayment of the Loan without penalty.

On July 24, 2019, the Company executed an agreement with Investissement Quebec providing it with a financing from which we can draw a total equal to 63.45% of all eligible expenses incurred for the expansion of our Pilot Plant up to a maximum CDN$4,600,000. There is a 36-month moratorium on both capital and interest repayments beginning as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan will bear interest at 2.36%. The Company has also agreed to issue to Investissement Quebec warrants convertible into common shares in an amount equal to 10% of each disbursement up to a maximum aggregate amount of CDN$460,000. The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries’ shares of Common Stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. No disbursements have yet been made under the agreement.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine-month period ended November 30, 2019 and 2018 was as follows:

	Nine Months Ended November 30
	2019	2018
Net cash used in operating activities	$(6,819,748)	$(5,455,317)
Net cash used in investing activities	(2,592,921)	(1,523,353)
Net cash provided from (used in) financing activities	39,127,875	2,510,529
Effect of exchange rate changes on cash and cash equivalents	(57,105)	(53,314)
Net increase (decrease) in cash and cash equivalents	$29,658,101	$(4,521,455)

Net Cash Used in Operating Activities

During the nine months ended November 30, 2019, we used $6.8 million in operations compared to $5.5 million during the nine months ended November 30, 2018. The Company continued to invest in research and development on its existing technologies and new technologies, particularly on the evolution of its GEN II technology as the Company moves to the next phase of commercialization.

Net Cash Used in Investing Activities

During the nine months ended November 30, 2019, the Company made investments of $1.7 million in property, plant and equipment as compared to $1.4 million for the nine months ended November 30, 2018, primarily in connection with the upgrade of its GEN II industrial pilot plant.

During the nine months ended November 30, 2019, the Company made investments in intangible assets of $0.09 million as compared to $0.09 million for the nine months ended November 30, 2018, particularly in its GEN II patent technology in the United States and around the world.

During the nine months ended November 30, 2019, the Company also made its initial contribution of $850,000 to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash Provided from (Used in) Financing Activities

During the nine months ended November 30, 2019, we raised net proceeds of $39.2 million through the sale of common stock.

As at November 30, 2019, the Company was in compliance with its financial covenants.

Off-Balance Sheet Arrangements

As at November 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at November 30, 2019, we did not have any significant lease obligations to third parties.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2019.

B.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 3, 2019. No material changes to such risk factors have occurred during the nine months ended November 30, 2019.

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

Date: January 9, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 9, 2020	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)