Form 10-K
period 2020-02-29
Loop Industries, Inc.
filed 2020-05-05
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As at August 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $230,397,389. As at April 30, 2020, there were 39,916,905 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III shall be incorporated by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2020 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) our ability to sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise, (x) disease epidemics and health related concerns, such as the current outbreak of a novel strain of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, and (xi) other factors discussed in our subsequent filings with the SEC.

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

PART I

As used in this Annual Report on Form 10-K, the following terms are being provided so investors can better understand our business:

Depolymerization refers to the chemical process of breaking a polymer down into its monomer component(s), or smaller oligomers.

PET is an acronym for polyethylene terephthalate, which is a resin and a type of polyester showing excellent tensile and impact strength, chemical resistance, clarity, and processability, and reasonable thermal stability. PET is the material which is most commonly used for plastic packaging, including plastic bottles for water and carbonated soft drinks, and containers for food and other consumer products; it is commonly identified by the number “1”, often inside an image of a triangle, on the packaging. PET is also used as a polyester fiber for a variety of applications including textiles.

ITEM 1. BUSINESS

Overview

Loop Industries is a technology company whose mission is to accelerate the world's shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no- and low-value waste PET plastic and polyester fiber, including bottles, packaging, carpets, and other textiles of any color, transparency or condition, including waste PET plastic recovered from the ocean that has been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified, and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging, and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by preventing plastic waste and recovering waste plastic for a more sustainable future for all.

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

In the last few years, there are numerous examples of governments in North America and Europe proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Plastic pollution continues to be one of the most persistently covered environmental issues by media and local and global environmental non-governmental organizations.

Also, global consumer goods companies have made significant commitments to make the transition to a circular plastic economy, namely:

i.
In January 2018, Danone’s evian® brand bottled spring water committed to a 100% recycled content package by 2025;
ii.
In 2018, Coca-Cola committed to an average recycled content of 50% across its packaging by 2030;
iii.
In October 2018, PepsiCo committed to use an average of 25% recycled plastic in its packaging by 2025; PepsiCo is also aiming to use 50% recycled plastic in its bottles across the European Union by 2030;
iv.
In 2018, L’OCCITANE en Provence committed to a 100% recycled content package by 2025; and
v.
In March 2019, the L’Oréal Group, a global manufacturer and retailer of natural cosmetics, committed to using 50% recycled or bio-sourced plastic in their packaging by 2025.

We believe these trends indicate that the transformation from a linear to a circular plastic economy is inevitable and underway. This transition is leading to a substantial demand for sustainable products such as Loop™ PET resin and polyester fiber.

Proprietary Technology and Intellectual Property

The power of our technology lies in its ability to use as feedstock what is currently considered waste PET plastic and polyester fiber from landfills, rivers, oceans and natural areas to create new, sustainable, infinitely recyclable Loop™ PET resin and polyester fiber. We believe our technology can deliver a cost-effective and profitable virgin quality PET resin suitable for use in food-grade packaging.

Our Generation I (“GEN I”) technology process yielded purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET, through depolymerization. While the monomers were of excellent purity and strong yield, we continued to challenge ourselves to drive down costs and eliminate inputs. It was during this process that we realized we could simplify our process and increase yields at a lower cost, namely by eliminating water and chlorinated solvents from the depolymerization process and reducing the number of reagents from five to two, if we shifted from the production of PTA to the production of dimethyl terephthalate (“DMT”), another proven monomer of PET that is far simpler to purify. Since June 2018, when we transitioned to this Generation II (“GEN II”) technology and our newly built industrial pilot plant, we continue to see consistently high monomer yields, excellent purity, and improved conversion costs.

This shift, from producing the monomer PTA to the monomer DMT, was a pivotal moment for Loop Industries. We believe that the GEN II technology requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is one of the most environmentally sustainable methods for producing virgin quality food-grade PET plastic in the world.

In connection with the continuing development of our GEN II technology, we continued to invest in our industrial pilot plant. We made capital investments in the pilot plant of $2,439,013 during the year ended February 29, 2020.

To protect our technology, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

We have two patent families, referred to as GEN I technology and the GEN II technology, with claims relating to our technology for depolymerizing PET.

●
The GEN I portfolio has two issued U.S. patents and a pending U.S. application, all expected to expire on or around July 2035. Internationally, we also have issued patents in Taiwan, South Africa and in the members of the Gulf Cooperation Council, allowed patent applications in Australia and Eurasia, and pending patent applications in Argentina, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036.

●
The GEN II technology portfolio has an issued U.S. patent and a pending U.S. application, all expected to expire, if granted, on or around September 2037. Internationally, we also have a PCT application, an allowed application in Bangladesh, and pending non-PCT country applications in Argentina, Bolivia, Bhutan, members of the Gulf Cooperation Council, Iraq, Pakistan, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2038, if granted. An additional aspect of the GEN II technology is claimed in a U.S. application, a PCT application, and non-PCT country applications in Argentina, Bangladesh, Bolivia, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay, all expected to expire on or around June 2039, if granted. Additionally, we have two pending U.S. provisional applications directed to further additional aspects of the GEN II technology. Any patents that would ultimately grant from these provisional applications would be expected to expire no earlier than 2040, if granted.

Government Regulation and Approvals

As we seek to further develop and commercialize our business, we will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations. Compliance with current and future regulations could increase our operational costs.

Our operations require various governmental permits and approvals. We are in the process of obtaining all necessary permits and approvals for the operation of our business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Additionally, due to the impact of the COVID-19 pandemic, we may experience delays in obtaining such permits or approvals. Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place may adversely affect our operations and may subject us to penalties.

The use of mechanically recycled PET for food-grade applications in certain countries is highly inadvisable for a variety of reasons including the perception of contamination from mechanically recycled sources. We believe that means that Loop™ PET resin has a distinct advantage in these markets. Since our product is not mechanically recycled PET, we expect that demand from PET manufacturers and global consumer goods companies in these regions for 100% Loop™ branded PET resin will be a significant part of our strategy going forward.

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin and polyester fiber provides the ideal solution for these brands because Loop™ PET resin and polyester fiber is recyclable and contains 100% recycled PET and polyester fiber content with virgin quality suitable for use in food-grade packaging.

Loop Industries believes that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-like quality of Loop™ branded PET and the marketability of Loop™ PET to extoll the sustainability credentials of consumer brands that incorporate Loop™ PET, it will be able to sell its Loop™ branded PET at a premium price relative to virgin and mechanically recycled PET.

In the last two years, we have made a significant number of announcements with some of the world’s leading brands to be supplied from our planned first commercial facility from our joint venture with Indorama Ventures Holdings LP (“Indorama”) in Spartanburg, South Carolina, including:

●
Multi-year supply agreement with Danone SA, one of the world’s leading global food and beverage companies. Danone will purchase 100% sustainable and upcycled Loop™ branded PET for use in brands across its portfolio including evian®, Danone’s iconic natural spring water;

●
Multi-year supply agreement with PepsiCo, one of the largest purchasers of recycled PET plastic, enabling them to purchase production capacity and incorporate Loop™ PET resin into its product packaging;

●
Multi-year supply framework with the Coca-Cola system’s Cross Enterprise Procurement Group to supply 100% recycled and sustainable Loop™ PET resin to authorized Coca-Cola bottlers who enter into supply agreements with us;

●
Multi-year supply agreement with L’OCCITANE en Provence to supply 100% recycled and sustainable Loop™ PET resin and incorporate Loop™ PET resin into its product packaging; and

●
Multi-year supply agreement with L’Oréal Group, the global leader in the beauty industry, enabling them to purchase production capacity and incorporate Loop™ PET resin into its product packaging.

Turning Waste into Feedstock

To us, waste PET plastic and polyester fiber is feedstock, the materials introduced into our GEN II depolymerization technology to yield PET monomers. Our technology can use plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even ocean plastics that have been degraded by sun and salt. This is yet another advantage of Loop™ PET over mechanically recycled PET, our ability to use many materials that mechanical recyclers cannot use. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into our shared rivers, oceans and natural areas.

We are identifying the availability of feedstock to ensure each planned facility can operate continuously. We have identified the sources required for our first joint venture facility with Indorama and are now focusing on signing supply agreements to secure this feedstock for the long term.

The team is also studying certain markets in the United States, Canada, European Union and Asia to help us evaluate the size and location of our next facilities. The approach includes a fulsome inventory of PET materials introduced into a region, the materials collected (or recycled) in the region and the material loss, or the difference between the material introduced and the material collected. This allows us to identify not only the material traditionally available for recycling, but how material can be effectively diverted from landfills, rivers, oceans and natural areas by providing a new outlet for what was formerly considered waste.

Commercialization Progress

During the year ended February 29, 2020, we continued executing our corporate strategy where Loop Industries focused on developing two distinct business models for the commercialization of Loop™ PET resin and polyester fiber to customers: 1) from our joint venture with Indorama, and 2) from our Infinite LoopTM greenfield facilities. We continue to develop the engineering of the Infinite LoopTM platform and we have increased our focus on the development of Infinite LoopTM projects in Europe and in North America.

In September 2018, in connection with one of our business models, we announced a joint venture with Indorama to retrofit their existing PET manufacturing facilities. The joint venture was formed with the objective to manufacture and commercialize sustainable Loop™ PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The joint venture agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina, in the southeastern United States.

Following the decision of the joint venture with Indorama to double the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year as disclosed in our 10-Q for the period ended August 31, 2019, we identified a number of enhancements to the plant design to improve the operability and optimize the total construction cost of the plant. We announced that the commissioning of the plant is expected to take place in the third quarter of calendar 2021. All parties are working diligently towards achieving this timetable although we are monitoring the impact of COVID-19 on the project. as well as the operations of our partners. The commissioning date may be impacted by the COVID-19 pandemic.

We have currently contracted for the sale of the initial 20,700 metric tons expected output of the Spartanburg facility and we continue discussions to contract the additional volume up to its planned increased capacity of 40,000 metric tons.

To drive our Infinite Loop™ business model, which is a key pillar of our commercialization blueprint, we intend to partner with PET polymerization technology providers and EPC companies (Engineering, Procurement, Construction). As Loop Industries’ technology is agnostic to PET polymerization technology, we are also exploring relationships with other partners that provide PET polymerization technology to help us commercialize our Infinite Loop™ solution—a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET resin and polyester fiber.

We believe the Infinite Loop™ solution will result in a highly scalable model to supply the global demand for 100% sustainable Loop™ PET resin and polyester fiber, allowing us to rapidly penetrate and transform the plastic market and fully capitalize on our disruptive potential to be the leader in the circular economy for PET plastic. This also changes where and how PET resin production occurs—no longer does PET resin production need to be bound to fossil fuels and fossil fuel infrastructure. Infinite Loop™ facilities could be located near large urban centers where feedstock is located, and transportation and logistics costs could be significantly reduced as the distance between feedstock, manufacturing and customer use is collapsed.

We believe the proposition for those seeking a turnkey solution to manufacture Loop™ PET resin and polyester fiber, such as chemical companies, waste managers, existing recyclers and even consumer good companies around the world is compelling. We further believe that once the first facilities are operational, it may create the possibility of licensing the technology to create a recurring revenue stream for us, while expanding the capacity of Loop™ PET resin and polyester fiber in the marketplace to meet the substantial demand from consumer goods companies.

We plan to continue to allocate available capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our brand value. Our research and development innovation hub in Terrebonne, Québec, Canada will continue to push forward the development of our technology. We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture. On March 9, 2020, we hired Mr. Stephen Champagne as Chief Technology Officer. Mr. Champagne has over 25 years of industrial experience having participated in all project phases from laboratory development through engineering, procurement, and construction, all the way to plant commissioning.

Employees

As at April 30, 2020, we have 53 employees, all of which are located in Terrebonne, Québec, Canada. Due to the COVID-19 pandemic, we have furloughed 31 employees until government restrictions are lifted. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate History

We were originally incorporated in Nevada in March 2010 under the name Radikal Phones Inc., which was changed to First American Group Inc. in October 2010. On June 29, 2015, we completed a reverse acquisition of Loop Holdings, Inc. (“Loop Holdings”) whereby we acquired all of Loop Holdings’ issued and outstanding shares of common stock in a share exchange for approximately 78.1% of our capital stock at the time. The depolymerization business of Loop Holdings became our sole operating business. On June 22, 2015, our board of directors approved a change in the fiscal year end date from September 30 to the last day of February. On
July 21, 2015, we changed our name to Loop Industries, Inc.

Loop Holdings was originally incorporated in Nevada on October 23, 2014. The depolymerization technology underlying our business was originally developed by Hatem Essaddam who sold the technology and related intellectual property rights to Loop Holdings in October 2014, pursuant to an Intellectual Property Assignment Agreement dated October 27, 2014, by and among Hatem Essaddam, Loop Holdings, and Daniel Solomita. The intellectual property acquired pursuant to such Intellectual Property Agreement formed the basis for establishing the GEN I technology that was initially used by us. The GEN I technology has now been superseded by the development of our GEN II technology, which forms the basis for our commercialization into the future. We do not intend to commercialize our GEN I technology.

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

On March 9, 2017, Loop Holdings, our wholly-owned subsidiary, merged with and into Loop Industries, Inc., with Loop Industries, Inc. being the surviving entity as a result of the merger.

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

Corporate Information

Our principal executive offices are located at 480 Fernand-Poitras Street, Terrebonne, Québec, Canada J6Y 1Y4. Our telephone number is (450) 951-8555. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Available Information

Our website is www.loopindustries.com, and our investor relations web page can be found at https://www.loopindustries.com/en/investors/home. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

RISKS RELATING TO OUR COMPANY

We have incurred net losses since inception. We expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability. We have never generated revenue and may never be profitable.

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 29, 2020 was $14.51 million. We have five customer agreements signed, we have however earned no revenues to date. We have financed our operations primarily through sales of common stock and incurrence of debt and have devoted substantial efforts to research and development, as well as building our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our products, obtain the regulatory approvals necessary to commercialize our products and attract additional customers. We expect to incur operating losses in future periods. These losses will occur as we do not have any revenues to offset the expenses associated with our business operations. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability. We cannot guarantee that we will ever be successful in generating revenues in the future. If we are unable to generate revenues, we will not be able to earn profits or continue operations.

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

The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.

In December 2019, COVID-19 began to impact the population of Wuhan, China. The continued spread of COVID-19 globally could result in a widespread health crisis that could adversely affect the global economy and financial markets. In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which could negatively impact our business. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, although intended to protect the population, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. As of the date of this Annual Report on Form 10-K, the COVID-19 outbreak has already begun to cause disruption to our business, including our furloughing a number of employees. Potential financial impacts associated with the COVID-19 outbreak include, but are not limited to, delays in critical development and commercialization activities and potential incremental costs associated with mitigating the effects of the outbreak, furloughs of employees, disruption of supply chains, demand for our product, shipping of raw materials, restrictions on manufacturing, the movement of employees, and a decline in value of assets held by us, including property and equipment. Specifically, the COVID-19 pandemic may have an impact on the operations and the strategies of our first commercial facility from our joint venture with Indorama in Spartanburg, South Carolina. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to accurately forecast any effects on our results of operations for 2021 and beyond.

As a result of COVID-19 and the measures designed to contain the spread of the virus, we may not have the materials or capacity to continue our development efforts according to our schedule. Further, there may be logistics issues, including our ability and to quickly resume operations, if necessary, and transportation demands that may cause further delays. While the disruptions and restrictions on the ability to travel, quarantines, furloughs of employees, and reduced operation of our pilot plant, as well as general limitations on movement are expected to be temporary, the duration of the disruption, and related financial impact, cannot be estimated at this time. Should the distribution continue for an extended period of time, the impact on the development and commercialization of our technology could have a material adverse effect on our results of operations and cash flows.

The macro-economic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.

We have and, prior to commercialization, will continue to rely on raising funds from investors and/or other sources to support our research and development activities and our operations. Macro-economic conditions in the United States and abroad may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult to raise capital. Specifically, the outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations or even cease operating altogether. Therefore, unfavorable macroeconomic conditions, including as a result of COVID-19 and any resulting recession or slowed economic growth, could have a negative impact on us. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain.

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

To be successful, we will have to scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality on a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. The current manufacturing facility is a pilot plant with limited production capacity used principally for research and development. In order to fully implement our business plan, we will need to scale the operations to a to a larger industrial commercial facility, develop strategic partnerships or find other means to produce greater volumes of finished product.

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

Our research and development activities are performed from a single location in Terrebonne, Québec. Our continued innovation activities rely on an uninterrupted and fully functioning pilot plant. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process in a timely manner could reduce our revenues and materially harm our business.

The plastics manufacturing industry is extremely price-competitive because of the commodity-like nature of PET resin and its correlation to the price of crude oil. If our cost to manufacture recycled PET is not competitive with virgin PET or if the price of oil reduces significantly, it may adversely impact our ability to penetrate the market or be profitable.

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

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, the yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the high cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Our hedging procedures may be insufficient, and our results could be materially impacted if costs of materials increase. In light of the uncertain and evolving situation relating to the global COVID-19 pandemic, our access to raw materials, the quality and proximity of such materials may be disrupted. We currently cannot predict the impact that the global COVID-19 pandemic will have on our access to raw materials.

The loss of the services of Mr. Daniel Solomita, our President and Chief Executive Officer, and Chairman of the Board of Directors, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business.

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

Our pilot plant must operate under policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes. Failure to comply with such regulations and codes may lead to disruption of operations at the pilot plant and the development of our technology, and financial sanctions.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

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

The COVID-19 pandemic has not had a significant impact on the design and effectiveness of the Company’s internal controls over financial reporting.

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
●
volatility in the financial and credit markets, including the recent volatility due, in part, to the current COVID-19 outbreak;
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

Our President and Chief Executive Officer and Chairman of the Board of Directors, Mr. Daniel Solomita, beneficially owns a majority of the total voting power of our capital stock, and accordingly, has control over stockholder matters, our business and management.

As at April 30, 2020, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling shareholder, beneficially owns 18,800,000 shares of common stock, or 47.1% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 18,800,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 77.8% of the voting control of the Company.

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

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of our stockholders, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

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

The December 22, 2017 comprehensive tax reform bill could adversely affect our business and financial results.

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

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement for the 2020 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after February 29, 2020.

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

Holders

As at April 30, 2020, there were 39,916,905 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock) held by approximately 65 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities and Use of Proceeds

On February 21, 2020, upon the receipt of the first of three potential disbursements pursuant to our agreement with Investissement Québec for a financing facility, we issued a warrant to acquire 15,153 shares of common stock at a strike price of $11.00 per share, representing a value of 10% of the disbursement. We received gross proceeds of $1,645,122 (CDN$2,209,234) and paid $34,254 (CDN$46,000) in transaction costs. The proceeds were used to finance capital expenses incurred for the expansion of our pilot plant.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 29, 2020.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world's shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no- and low-value waste PET plastic and polyester fiber, including bottles, packaging, carpets, and other textiles of any color, transparency or condition, including waste PET plastic recovered from the ocean that has been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging, and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by preventing plastic waste and recovering waste plastic for a more sustainable future for all.

Plan of Operation

We plan to continue to allocate available capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our Loop™ brand value. Our research and development innovation hub in Terrebonne, Québec, Canada will continue to push forward the development of our technology. We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture.

During the year ended February 29, 2020, we continued executing our corporate strategy where Loop Industries focused on developing distinct business models for the commercialization of Loop™ PET resin and polyester fiber to customers: 1) from our joint venture with Indorama, and 2) from our Infinite Loop™ greenfield facilities. We are continuing to develop the engineering of the Infinite Loop™ platform and we have increased our focus on the development of Infinite Loop™ projects in Europe and in North America.

In September of 2018, in connection with one of our business models, we announced a joint venture with Indorama to retrofit their existing PET manufacturing facilities. The joint venture was formed to manufacture and commercialize sustainable Loop™ PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. The joint venture agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina.

Following the decision of the joint venture with Indorama to double the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year as disclosed in our 10-Q for the period ended August 31, 2019, we identified a number of enhancements to the plant design to improve the operability and lower the total construction cost of the plant.  We have currently contracted for the sale of the initial 20,700 metric tons expected output of the Spartanburg facility and we continue discussions to contract the additional volume up to its planned increased capacity of 40,000 metric tons.

As part of the joint venture agreement to establish the facility to produce 40,000 metric tons, we are committed to contribute its equity share for the costs under the joint venture agreement to construct the facility. As at April 30, 2020, we have contributed $1,500,000 to the joint venture.

On March 25, 2020, due to the COVID-19 pandemic, the Québec provincial government issued an order that all non-essential business and commercial activity in the province is required to shut down until April 13 and the order provides exemptions that allow us to continue reduced operations at the pilot plant and we have been continuing work with our joint venture partner, Indorama, and our engineering partner, to oversee the engineering for the Spartanburg joint venture facility and pursue our plans for the commercialization of our technology. We have made arrangements for certain employees to work remotely to support these engineering activities. The government has recently announced that we can re-start complete operations on May 11.

The Québec provincial government order has not significantly impacted our ability to work to advance this project to date and the commercialization plan for commissioning of the planned Spartanburg facility is currently unchanged. However, the planned timing may potentially be affected by the COVID-19 pandemic. We are monitoring the potential impact of the pandemic on the global economy and capital markets, as well as on the operations of our partners who are critical to achieving the anticipated commissioning date of the facility scheduled for the third quarter of the calendar year 2021. Both Loop and our partners are fully committed to the joint venture and are working diligently on the commercialization plan.

We, through our wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”), as stated above, with Indorama, to manufacture and commercialize sustainable PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. Each company has 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

This partnership brings together Indorama’s manufacturing footprint and Loop Industries’ proprietary science and technology to become a supplier in the ‘circular’ economy for 100% sustainable and recycled PET resin and polyester fiber.

We are contributing to the 50/50 joint venture an exclusive world-wide royalty-free license to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber in addition to its equity cash contribution.

To drive our Infinite Loop™ business model, which is a key pillar of our commercialization blueprint, we intend to partner with PET polymerization technology providers and EPC companies (Engineering, Procurement, Construction). As Loop Industries’ technology is agnostic to PET polymerization technology, we are also exploring other partners that provide PET polymerization technology to help us commercialize our Infinite Loop™ solution—a fully integrated and reimagined manufacturing facility for sustainable Loop™ PET resin and polyester fiber.

We believe the Infinite Loop™ solution will result in a highly scalable model to supply the global demand for 100% sustainable Loop™ PET resin and polyester fiber, allowing us to rapidly penetrate and transform the plastic market and fully capitalize on our disruptive potential to be the leader in the circular economy for PET plastic. This also fundamentally changes where and how PET resin production occurs—no longer does PET resin production need to be bound to fossil fuels and fossil fuel infrastructure. Infinite Loop™ facilities could be located near large urban centers where feedstock is located, and transportation and logistics costs could be significantly reduced as the distance between feedstock, manufacturing and customer use is collapsed.

We believe the proposition for those seeking a turnkey solution to manufacture Loop™ PET resin and polyester fiber, such as chemical companies, waste managers, existing recyclers and even consumer good companies around the world is compelling. We further believe that once the first facilities are operational it may create the possibility of licensing the technology to create a recurring revenue stream for us while expanding the capacity of Loop™ PET resin and polyester fiber in the marketplace to meet the substantial demand from consumer goods companies.

Consumer brands are seeking a solution to their plastic challenge, and they are taking bold action. In the past year, we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin and polyester fiber provides the ideal solution for these brands because Loop™ PET resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET resin and polyester fiber is virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies can now market packaging made from a 100% Loop™ branded PET resin and polyester fiber.

Loop Industries believes that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-like quality of Loop™ branded PET and the marketability of Loop™ PET to extoll the sustainability credentials of consumer brands that incorporate Loop™ PET, it will be able to sell its Loop™ branded PET at a premium price relative to virgin and mechanically recycled PET.

Results of Operations

Fourth Quarter Ended February 29, 2020

The following table summarizes our operating results for the three-month periods ended February 29, 2020 and February 28, 2019, in U.S. Dollars.

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change
Revenues	$-	$	$-

Expenses
Research and development
Stock-based compensation	311,253	250,251	61,002
Other research and development	1,159,676	273,815	885,861
Total research and development	1,470,929	524,066	946,863

General and administrative
Stock-based compensation	547,327	575,240	(27,913)
Legal settlement	-	4,041,627	(4,041,627)
Other general and administrative	1,221,037	1,514,203	(293,166)
Total general and administrative	1,768,364	6,131,070	(4,362,706)

Depreciation and amortization	245,065	136,285	108,780
Impairment of intangible assets	-	298,694	(298,694)
Interest and other finance costs	406,215	425,964	(19,749)
Interest income	(136,913)	-	(136,913)
Foreign exchange loss (gain)	4,303	38,632	(34,329)
Total expenses	3,757,963	7,554,711	(3,796,748)
Net loss	$(3,757,963)	(7,554,711)	$3,796,748

The net loss for the three-month period ended February 29, 2020 decreased $3.80 million to $3.76 million, as compared to the net loss for the three-month period ended February 28, 2019 which was $7.55 million.  The decrease is primarily due to decreased general and administrative expenses of $4.36 million, a decrease in impairment of intangible assets of $0.30 million, an increase in interest income of $0.14 million, partially offset by higher research and development expenses of $0.95 million and by higher depreciation and amortization of $0.11 million.

Research and development expenses for the three-month period ended February 29, 2020 amounted to $1.47 million compared to $0.52 million for the three-month period ended February 28, 2019, representing an increase of $0.95 million, or $0.89 million excluding stock-based compensation. The increase of $0.89 million was primarily attributable to higher employee related expenses of $0.63 million, higher spending for purchases and consumables of $0.15 million and higher professional fees of $0.06 million. The increase in non-cash stock-based compensation expense of $0.06 million is mainly attributable to the timing of certain stock awards provided to employees.

General and administrative expenses for the three-month period ended February 29, 2020 amounted to $1.77 million compared to $6.13 million for the three-month period ended February 28, 2019, representing a decrease of $4.36 million, or $0.29 million excluding stock-based compensation and the legal settlement. The decrease of $4.36 million was primarily due to a legal settlement expense which amounted to $4.04 million for the three-month period ended February 28, 2019 compared to nil for the three-month period ended February 29, 2020. Other variances were attributable to lower employee related expenses of $0.23 million, lower legal, accounting and other professional fees of $0.41 million offset by higher Directors’ and Officers’ insurance expenses of $0.24 million. Stock-based compensation expense for the three-month period ended February 29, 2020 amounted to $0.55 million compared to $0.58 million for the three-month period ended February 28, 2019, representing a decrease of $0.03 million. The decrease was mainly attributable to lower stock awards provided to executives.

Depreciation and amortization for the three-month period ended February 29, 2020 totaled $0.25 million compared to $0.14 million for the three-month period ended February 28, 2019, representing an increase of $0.11 million. The increase is mainly attributable to an increase in the amount of fixed assets held at our pilot plant and corporate offices. Impairment of intangible assets for the three-month period ended February 29, 2020 was nil compared to $0.30 million for the three-month period ended February 28, 2019, representing a decrease of $0.30 million. The increase is entirely attributable to the write-off of the remaining intangible asset balance of the GEN I technology of $0.30 million in the three-month period ended February 28, 2019.

Interest and other finance costs for the three-month period ended February 29, 2020 totaled $0.41 million compared to $0.43 for the three-month period ended February 28, 2019, representing a decrease of $0.02 million. The decrease is mainly attributable to a decrease in interest expense relating to the convertible notes converted during the year in the amount of $0.06 million offset by an increase in accretion expense also relating to the convertible notes converted during the year in the amount of $0.04 million.

Fiscal Year Ended February 29, 2020

The following table summarizes our operating results for the years ended February 29, 2020 and February 28, 2019, in U.S. Dollars.

	Years Ended
	February 29, 2020	February 28, 2019	$ Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	1,252,394	1,160,254	92,140
Other research and development	3,464,781	2,288,293	1,176,488
Total research and development	4,717,175	3,448,547	1,268,628

General and administrative
Stock-based compensation	2,216,997	2,824,902	(607,905)
Legal settlement	-	4,041,627	(4,041,627)
Other general and administrative	4,998,423	5,986,336	(987,913)
Total general and administrative	7,215,420	12,852,865	(5,637,445)

Depreciation and amortization	830,432	502,996	327,436
Impairment of intangible assets	-	298,694	(298,694)
Interest and other finance costs	2,223,304	467,082	1,756,222
Interest income	(500,478)	-	(500,478)
Foreign exchange loss (gain)	19,602	(33,773)	53,375
Total expenses	14,505,455	17,536,411	(3,030,956)
Net loss	$(14,505,455)	(17,536,411)	3,030,956

The net loss for the year ended February 29, 2020 decreased by $3.03 million, to $14.51 million, as compared to the net loss for the year ended February 28, 2019 which was $17.54 million. The decrease is primarily explained by lower general and administrative expenses of $5.64 million, an increase in interest income of $0.50 million and a decrease of impairment of intangible assets of $0.30 million offset by an increase in research and development expenses of $1.27 million, an increase in interest and other finance costs of $1.76 million, an increase in depreciation and amortization of $0.33 million and an increase in foreign exchange of $0.05 million.

Research and development expenses for year ended February 29, 2020 amounted to $4.72 million compared to $3.45 million for the year ended February 28, 2019, representing an increase of $1.27 million, or $1.18 million excluding stock-based compensation. The increase of $1.18 million was primarily attributable to higher employee related expenses of $1.01 million, increased purchases and consumables of $0.21 million, higher travel costs of $0.06 and higher facilities costs of $0.05 offset by lower professional fees of $0.30 million. The increase in non-cash stock-based compensation expense of $0.09 million was attributable to the timing of certain stock awards provided to employees.

General and administrative expenses for the year ended February 29, 2020 totaled $7.22 million compared to $12.85 million for the year ended February 28, 2019, representing a decrease of $5.64 million, or $0.99 million excluding stock-based compensation and the legal settlement. The decrease of $5.64 million was primarily attributable to a legal settlement expense which amounted to nil for the year ended February 29, 2020 compared to $4.04 million for the year ended February 28, 2019. Other variances were attributable to lower legal fees of $2.04 million offset by higher Directors’ and Officers’ insurance expenses of $0.4 million, higher employee related expenses of $0.27 million as well as higher accounting and other professional fees of $0.27 million. Stock-based compensation expense for the year ended February 29, 2020 amounted to $2.22 million compared to $2.82 million for the year ended February 28, 2019, representing a decrease of $0.61 million. The decrease was mainly attributable to lower stock awards provided to executives.

Depreciation and amortization for the year ended February 29, 2020 totaled $0.83 million compared to $0.50 million for the year ended February 28, 2019, representing an increase of $0.33 million. The increase is mainly attributable to an increase in the amount of fixed assets held at our pilot plant and corporate offices. Impairment of intangible assets for the year ended February 29, 2020 was nil compared to $0.30 million for the year ended February 28, 2019, representing a decrease of $0.3 million. The decrease is mainly attributable to the write-off of the remaining intangible asset balance of the GEN I technology of $0.3 in the year ended February 28, 2019.

Interest and other finance costs for the year ended February 29, 2020 totaled $2.22 million compared to $0.47 million for the year ended February 28, 2019, representing an increase of $1.76 million. The increase is mainly attributable to an increase in accretion expense related to convertible notes of $1.76 million and increased interest expense also relating to the convertible notes issued during the year of $0.26 million offset by a gain on conversion related to the convertible notes of $0.23 million and a decreased expense for revaluation of financial instruments of $0.03 million.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company with no revenues, and our ongoing operations and commercialization plans are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations, reflecting the potential for commercializing our branded resin and the progress made to date in implementing our business plans. As at February 29, 2020, we had cash and cash equivalents on hand of $33.72 million.

Although we continue to be in a good liquidity position with cash and cash equivalents on hand of $33.72 million, in light of the current global COVID-19 pandemic, our liquidity position may change, including the inability to raise new equity and debt, disruption in completing repayments or disbursements to our creditors. Management continues to be positive about our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations.

As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. During the year ended February 29, 2020, we incurred a net loss of $14.51 million, used cash in operations of $9.10 million and had an accumulated deficit as at February 29, 2020 of $53.32 million, all of these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

As at February 29, 2020, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,042,520 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,344 (CDN$5,833) plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its Pilot Plant up to a maximum of $3,425,423 (CDN$4,600,000). We received the first disbursement in the amount of $ 1,645,122 (CDN$2,209,234) on February 21, 2020. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $342,542 (CDN$460,000). The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 29, 2020, and February 28, 2019 and 2018 was as follows:

	Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Net cash used in operating activities	$(9,092,549)	$(7,562,487)	$(6,391,486)
Net cash used in investing activities	(3,388,985)	(2,046,119)	(2,798,372)
Net cash provided by financing activities	40,463,141	7,328,024	16,504,451
Effect of exchange rate changes on cash	(97,326)	(35,741)	(81,367)
Net change in cash	$27,884,281	$(2,316,323)	$7,233,226

Net Cash Used in Operating Activities

During the year ended February 29, 2020, we used $9.10 million in operations compared to $7.56 million during the year ended February 28, 2019 and $6.39 million during the year ended February 28, 2018. The increase over each year is mainly due to increased operating expenses as we move to the next phase of commercialization.

Net Cash Used in Investing Activities

During the year ended February 29, 2020, we used $3.39 million in investing activities. We made capital asset investments of $2.54 million of which $2.44 million was mainly attributable to the expansion and additions to our pilot plant and executive offices in Terrebonne, Canada. We also invested $0.1 million in our intellectual property as we developed, during the year ended February 29, 2020, our next generation GEN II technology and filed various patents in various jurisdictions around the world which await approval. During the year ended February 29, 2020 we made capital contributions to our joint venture with Indorama for a total of $0.85 million.

Net Cash Provided by Financing Activities

During the year ended February 29, 2020, we raised $40.46 million mainly through two separate registered direct offerings of common stock, in the net amounts of $34.60 million and $4.20 million, respectively. We also made payments totaling $0.05 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our pilot plant and executive offices. During the year ended February 28, 2019, we raised $7.38 million through the issuance of convertible debt and $15.69 million through the sale of additional common stock and the exercise of warrants in the year ended February 28, 2018.

During the year ended February 29, 2020, we paid a total of $312,000 in interest in connection with convertible notes (2019 – nil; 2018 – nil) that were converted during the year.

On February 21, 2020, we received $1,645,122 (CDN$2,209,234) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of our pilot plant. There is a 36-month moratorium on both capital and interest repayments beginning on the date of receipt of the funds.

On January 24, 2018, in connection with the purchase of land and the building, we obtained a credit facility from a Canadian bank in the amount of $1,042,520 (CDN$1,400,000). The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,344 (CDN $5,833) plus interest, until January 2021, at which time it will be subject be renewal. It includes an option allowing for the prepayment of the Loan without penalty. Interest paid amounted to $56,482 during the year ended February 29, 2020 (2019 - $50,040; 2018 – 5,125). The credit facility is secured by a first ranking hypothec of Loop Canada Inc.’s bank accounts, receivables, inventory, incorporeal rights and property, plant and equipment. In addition, Loop Industries, Inc., Loop Canada Inc.’s parent company, has guaranteed the credit facility and has provided a postponement of any payments that may be made on intercompany loan amounts owed by Loop Canada Inc. to Loop Industries, Inc. The terms of the credit facility require that we comply with certain financial covenants. As at February 29, 2020 and February 28, 2019, we were in compliance with its financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

As at February 29, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at February 29, 2020, we did not have any significant lease obligations to third parties.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2021, we will continue to monitor the potential impacts of COVID-19 on our business. We intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

●
Protecting our intellectual property;

●
Continuing to upgrade our pilot plant to ensure the highest quality of sustainable Loop™ PET resin and polyester fiber is produced at the facility;

●
Identifying and securing feedstock to ensure our facilities can operate continuously and efficiently;

●
With our joint venture with Indorama, complete the engineering work associated with the Spartanburg facility and proceed with construction;

●
Continuing to execute brand and other partnerships and/or commercial agreements with customers; and

●
Continuing to drive the development of our Infinite Loop™ solution, which we believe is a key pillar of our ambition to sell our technology to potential commercial partners.

Risks that may affect our ability to execute on this strategy include, but are not limited to, those listed under “Risk Factors” elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangibles, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and the fair value of convertible notes and related warrants.

Intangible assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over 7 years.

The Company reviews the carrying value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an intangible asset might not be recoverable, or a change in the remaining useful life of an intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Stock-Based Compensation

We periodically issue stock options and restricted stock units to employees and directors as part of their compensation. We account for stock options and restricted stock units granted to employees and directors based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition has been met.

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

Initial measurement
Instruments are initially measured at fair value. If multiple instruments are issued together, the aggregate proceeds are allocated first to derivative instruments or any instrument that will be subsequently accounted for at fair value and the remainder is allocated to the various instruments based on their relative fair value.

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

The following table summarizes the exchange rates used:

	Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Period end Canadian $: US Dollar exchange rate	$0.74	$0.76	$0.78
Average period Canadian $: US Dollar exchange rate	$0.75	$0.76	$0.78

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
February 29, 2020

pwc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries Inc. and its subsidiaries (together, the Company) as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended February 29, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the three years in the period ended February 29, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

PricewaterhouseCoopers LLP/s.r.l./s.e.n.c.r.l.
1250 René-Lévesque Boulevard West, Suite 2500, Montréal, Quebec, Canada H3B 4Y1
T: +1 514 205 5000, F: +1 514 876 1502,

"PwC" refers to PricewaterhouseCoopers LLP/s.r.l./s.e.n.c.r.l., an Ontario limited liability partnership.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers s.r.l./s.e.n.c.r.l.[1]

Montreal, Canada
May 4, 2020

We have served as the Company's auditor since 2017.

---

[1] CPA auditeur, CA, permis de comptabilité publique nº A123498

F-3

Loop Industries, Inc.
Consolidated Balance Sheets
(in United States dollars)

	As at
	February 29, 2020	February 28, 2019

Assets
Current assets
Cash and cash equivalents	$33,717,671	$5,833,390
Sales tax, tax credits and other receivables (Note 3)	664,544	599,000
Prepaid expenses	141,226	226,521
Total current assets	34,523,441	6,658,911
Investment in joint venture	850,000	-
Property, plant and equipment, net (Note 4)	7,260,254	5,371,263
Intangible assets, net (Note 5)	202,863	127,672
Total assets	$42,836,558	$12,157,846

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,082,698	$2,670,233
Convertible notes (Note 10)	-	5,636,172
Warrants (Note 10)	-	219,531
Current portion of long-term debt (Note 9)	52,126	53,155
Total current liabilities	2,134,824	8,579,091
Long-term debt (Note 9)	2,238,026	952,363
Total liabilities	4,372,850	9,531,454

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 12)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 39,910,774 shares issued and outstanding (2019 – 33,805,706) (Note 12)	3,992	3,381
Additional paid-in capital (Note 13)	82,379,413	38,966,208
Additional paid-in capital – Warrants (Note 10)	9,785,799	757,704
Additional paid-in capital - Beneficial conversion feature (Note 10)	-	1.200,915
Common stock issuable, nil shares (2019-1,000,000 shares) (Note 11)	-	800,000
Accumulated deficit	(53,317,047)	(38,811,592)
Accumulated other comprehensive loss	(388,449)	(290,224)
Total stockholders' equity	38,463,708	2,626,392
Total liabilities and stockholders' equity	$42,836,558	$12,157,846

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in United States dollars)

	Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Revenue	$-	$-	$-

Expenses -
Research and development (Notes 2 and 3)	4,717,175	3,448,547	6,694,778
General and administrative	7,215,420	8,811,237	6,860,623
Legal settlement (Note 18)	-	4,041,627	-
Depreciation and amortization (Notes 4 and 5)	830,432	502,997	367,176
Impairment of intangible assets (Note 5)	-	298,694	-
Interest and other finance costs (Notes 9, 10 and 17)	2,223,304	467,082	5,125
Interest income	(500,478)	-	-
Foreign exchange loss (gain)	19,602	(33,773)	109,676
Total expenses	14,505,455	17,536,411	14,037,378

Net loss	(14,505,455)	(17,536,411)	(14,037,378)

Other comprehensive loss -
Foreign currency translation adjustment	(98,225)	(121,124)	(17,889)
Comprehensive loss	$(14,603,680)	$(17,657,535)	$(14,055,267)
Loss per share
Basic and diluted	$(0.38)	$(0.52)	$(0.43)
Weighted average common shares outstanding
Basic and diluted	37,936,094	33,795,600	32,642,741

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended February 29, 2020, February 28, 2019 and February 28, 2018
(in United States dollars)

	Common Stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital-Warrants	Additional Paid-in Capital- Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 28, 2017	31,451,973	$3,146	1	$-	$8,723,390	$-	$-	$800,000	$(7,237,803)	$(151,211)	$2,137,522

Issuance of common shares for cash, net of share issuance costs (Note 12)	1,829,061	183	-	-	14,052,298	-	-	-	-	-	14,052,481
Stock options issued for services (Note 13)	-	-	-	-	6,281,319	-	-	-	-	-	6,281,319
Restricted stock units issued for services (Note 13)	-	-	-	-	265,994	-	-	-	-	-	265,994
Issuance of shares upon exercise of warrants for cash (Note 13)	355,020	35	-	-	1,641,981	-	-	-	-	-	1,642,016
Issuance of shares upon cashless exercise of warrants (Note 13)	115,034	12	-	-	(12)	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	(17,889)	(17,889)
Net loss	-	-	-	-	-	-	-	-	(14,037,378)	-	(14,037,378)

Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$-	$-	$800,000	$(21,275,181)	$(169,100)	$10,324,065

See accompanying notes to the consolidated financial statements.

	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital-Warrants	Additional Paid-in Capital- Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 28, 2018	33,751,088	$3,376	1	$-	$30,964,970	$-	$-	$800,000	$(21,275,181)	$(169,100)	$10,324,065

Issuance of shares upon cashless exercise of warrants (Note 12)	18,821	2	-	-	(2)	-	-	-	-	-	-
Issuance of shares upon vesting of restricted stock units (Note 12)	35,797	3	-	-	(3)	-	-	-	-	-	-
Stock options issued for services (Note 13)	-	-	-	-	3,176,786	-	-	-	-	-	3,176,786
Restricted stock units issued for services (Note 13)	-	-	-	-	808,374	-	-	-	-	-	808,374
Legal settlement (Note 18)	-	-	-	-	4,041,627	-	-	-	-	-	4,041,627
Issuance of Convertible notes (Note 10)	-	-	-	-	(25,544)	757,704	1,200,915	-	-	-	1,933,075
Foreign currency translation	-	-	-	-	-	-	-	-	-	(121,124)	(121,124)
Net loss	-	-	-	-	-	-	-	-	(17,536,411)	-	(17,536,411)

Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

See accompanying notes to the consolidated financial statements.

	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

Issuance of common shares for cash, net of share issuance costs (Note 12)	4,693,567	469	-	-	30,408,410	8,663,769	-	-	-	-	39,072,648
Issuance of shares for legal settlement (Note 18)	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes (Notes 10 and Note 12)	932,084	94	-	-	8,553,403	324,672	(1,200,915)	-	-	-	7,677,254
Issuance of shares upon the vesting of restricted stock units (Note 12)	244,884	25	-	-	799,975	-	-	(800,000)	-	-	-
Issuance of shares upon the cashless exercise of stock options (Note 12)	69,101	7	-	-	(7)	-	-	-	-	-	-
Issuance of shares upon exercise of warrants (Notes 12 and 15)	15,432	1	-	-	182,048	(38,300)	-	-	-	-	143,749
Issuance of warrants for financing facility (Notes 9 and 19)	-	-	-	-	-	77,954	-	-	-	-	77,954
Stock options issued for services (Note 13)	-	-	-	-	2,178,948	-	-	-	-	-	2,178,948
Restricted stock units issued for services (Note 13)	-	-	-	-	1,290,443	-	-	-	-	-	1,290,443
Foreign currency translation	-	-	-	-	-	-	-	-	-	(98,225)	(98,225)
Net loss	-	-	-	-	-	-	-	-	(14,505,455)	-	(14,505,455)

Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$-	$-	$(53,317,047)	$(388,449)	$38,463,708

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

	Years Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Cash Flows from Operating Activities
Net loss	$(14,505,455)	$(17,536,411)	$(14,037,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 4 and 5)	830,432	502,997	367,176
Impairment of intangible assets (Note 5)	-	298,694	-
Warrants issued for legal settlement (Note 18)	-	2,271,627	-
Shares issued for legal settlement (Note 18)	-	1,770,000	-
Stock-based compensation (Note 13)	3,469,390	3,985,160	6,547,313
Accrued interest (Note 10)	363,390	109,804	-
Loss on revaluation of warrants (Note 10)	8,483	65,167	-
Convertible notes debt discount amortization (Note 10)	1,892,185	185,505	-
Deferred financing costs	96,155	47,123	-
Gain on conversion of convertible notes (Note 10)	(232,565)	-	-
Fair value of warrants issued (Note 9)	7,744	-	-
Loss on revaluation of foreign exchange contracts	27,129	-	-
Changes in operating assets and liabilities:
Valued added tax and tax credits receivable	(77,294)	(234,366)	(218,560)
Prepaid expenses	83,876	285,052	(511,573)
Accounts payable and accrued liabilities	(1,056,019)	687,161	1,821,536
Advances from controlling stockholder	-	-	(360,000)
Net cash used in operating activities	(9,092,549)	(7,562,487)	(6,391,486)

Cash Flows from Investing Activities
Investment in joint venture (Note 8)	(850,000)	-	-
Additions to property, plant and equipment (Note 4)	(2,439,013)	(1,892,654)	(2,710,053)
Additions to intangible assets (Note 5)	(99,972)	(153,465)	(88,319)
Net cash used in investing activities	(3,388,985)	(2,046,119)	(2,798,372)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs (Note12)	39,216,399	(25,544)	15,694,497
Repayment of advances from controlling stockholder (Note 11)	-	-	(278,472)
Proceeds from issuance of long-term debt (Note 9)	1,645,122	-	-
Proceeds from issuance of convertible notes (Note 10)	-	7,550,000	1,092,980
Deferred financing costs	(34,254)	(143,277)	-
Payment of accrued interest on convertible notes (Note 10)	(312,000)	-	-
Repayment of long-term debt	(52,126)	(53,155)	(4,554)
Net cash provided by financing activities	40,463,141	7,328,024	16,504,451

Effect of exchange rate changes	(97,326)	(35,741)	(81,367)
Net change in cash	27,884,281	(2,316,323)	7,233,226
Cash and cash equivalents, beginning of year	5,833,390	8,149,713	916,487
Cash and cash equivalents, end of year	$33,717,671	$5,833,390	$8,149,713

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-	$-
Interest paid	$368,482	$54,040	$5,125
Interest received	$500,478	$-	$-
See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
February 29, 2020, February 28, 2019 and February 28, 2018
Notes to the Consolidated Financial Statements
(in United States dollars except where otherwise indicated)

1. The Company and Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop Industries,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin and polyester fiber suitable for use in food-grade packaging.

On November 20, 2017, Loop Industries Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.”

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly-owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangibles, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and the fair value of convertible notes and related warrants.

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

Level 1–
A quoted price in an active market for identical assets or liabilities.

Level 2–
Significant pricing inputs are observable inputs, which are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Level  3–
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

Initial measurement
Instruments are initially measured at fair value. If multiple instruments are issued together, the aggregate proceeds are allocated first to derivative instruments or any instrument that will be subsequently accounted for at fair value and the remainder is allocated to the various instruments based on their relative fair value.

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

Government grants

US GAAP for profit-oriented entities does not define government grants; nor is there specific guidance applicable to government grants. Under the Company’s accounting policy for government grants and consistent with non-authoritative guidance, grants are recognized on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate.

Grants that relate to the acquisition of an asset are recognized as a reduction of the cost of the asset and in the statement of operations and comprehensive loss as the asset is depreciated or amortized.

A grant that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the statement of operations and comprehensive loss in the period in which it becomes receivable.

Low-interest loans or interest-free loans from a government are initially measured at fair value and interest expense is recognized on the loan subsequently under the effective interest method, with the difference recognized as a government grant

Deferred financing costs and other transaction costs

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

Management reviews the carrying values of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review of recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. As at February 29, 2020, and February 28, 2019 and 2018, the Company determined that there were no indicators of impairment and therefore, did not recognize any impairment of its property, plant and equipment.

Intangible assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over 7 years.

The Company reviews the carrying value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an intangible asset might not be recoverable, or a change in the remaining useful life of an intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Stock-based compensation

The Company periodically issues stock options and restricted stock units to employees and directors as part of their compensation. The Company accounts for stock options and restricted stock units granted to employees and directors based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will been met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended February 29, 2020, February 28, 2019 and February 28, 2018 amounted to $4.72 million,$3.45 million and $6.69 million, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded during the year based on qualifying expenditures incurred during the fiscal year.

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

For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 29, 2020, the potentially dilutive securities consisted of 1,587,081 outstanding stock options (2019 –1,962,400; 2018 – 2,374,581), 4,218,802 outstanding restricted stock units (2019 – 402,868; 2018– 34,102), 5,059,331 outstanding warrants (2019 – 802,469; 2018 – 140,667) and nil outstanding issuable common stock (2019 – 1,000,000; 2018 – 1,000,000).

Recently adopted accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company adopted ASU 2018-02 on March 1, 2019 and include its effects in the current fiscal year. The adoption of the standard had no impact on the consolidated financial statements of the Company.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” amended in July by ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Targeted Improvements,” and ASU 2018-20, “Narrow-Scope Improvements for Lessors,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU may either be adopted on a modified retrospective approach at the beginning of the earliest comparative period, or through a cumulative-effect adjustment at the adoption date. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted these standards effective March 1, 2019 through a cumulative-effect adjustment at the adoption date. The adoption of the standard had no impact on the consolidated financial statements of the Company.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. We are still evaluating the impact of this accounting guidance on our results of operations and financial position.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are still evaluating the impact of this accounting guidance on our results of operations and financial position.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. All amendments to this ASU must be adopted in the same period on a prospective basis, with certain exceptions. We are still evaluating the impact of this accounting guidance on our results of operations and financial position.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at February 29, 2020 and February 28, 2019 were as follows:

	February 29, 2020	February 28, 2019
Sales tax	$180,971	$82,992
Research and development tax credits	447,843	410,997
Other receivables	35,730	105,011
	$664,544	$599,000

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 29, 2020, the Company recorded $221,603, (2019 – $305,592; 2018 – 221,202) as a reduction of research and development expenses. During the year ended February 29,2020, research and development tax credits received by the Company from taxation authorities amounted to $175,929 (2019 – nil; 2018 - nil).

Research and development expenses are also presented net of eligible government grants from the federal and provincial taxation authorities. Government grants received during the year ended February 29, 2020 amounted to nil (2019 - $73,581; 2018 – $4,000) and government grants receivable at February 29, 2020 amounted to nil (2019 – nil; 2018 - $73,581).

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 29, 2020, the Company was eligible for non-cash research and development tax credits in the amount of $251,019 (2019 - $255,975; 2018 - $248,690). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements.

4. Property, Plant and Equipment

	As at February 29, 2020
	Cost	Accumulated depreciation	Net book value
Building	$1,846,070	$(128,911)	$1,717,159
Land	264,868	-	264,868
Building Improvements	733,884	(214,068)	519,816
Machinery and equipment	6,085,195	(1,426,465)	4,658,730
Office equipment and furniture	162,466	(62,785)	99,681
	$9,092,483	$(1,832,229)	$7,260,254

	As at February 28, 2019
	Cost	Accumulated depreciation	Net book value
Building	$1,882,665	$(68,596)	$1,814,069
Land	232,699	-	232,699
Building Improvements	383,985	(119,889)	264,096
Machinery and equipment	3,834,338	(841,236)	2,993,102
Office equipment and furniture	117,088	(49,791)	67,297
	$6,450,775	$(1,079,512)	$5,371,263

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $807,800 for the year ended February 29, 2020 (2019 - $443,146; 2018 - $303,597).

During the year ended February 29, 2020, the Company recorded a government grant in connection with the financing facility received from Investissement Québec as a reduction in the cost of fixed assets for a total of $179,522 (2019 – nil; 2018 – nil). More details on the Investissement Québec financing facility can be found in note 9, Long-Term Debt.

5. Intangible Assets
During the year ending February 29, 2020, the Company finalized the development of its next Generation II (“GEN II”) technology and filed various patents in jurisdictions around the world. On April 9, 2019, the first GEN II U.S. patent was issued. The GEN II technology portfolio has an issued U.S. patent and a pending U.S. application, all expected to expire, if granted, on or around September 2037. Internationally, the GEN II technology portfolio also has a PCT application, an allowed application in Bangladesh, and pending non-PCT country applications in Argentina, Bolivia, Bhutan, members of the Gulf Cooperation Council, Iraq, Pakistan, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2038 if granted. Additional aspects of the GEN II technology are claimed in a U.S. application, a PCT application, and non-PCT country applications in Argentina, Bangladesh, Bolivia, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay, all expected to expire on or around June 2039, if granted. Additionally, we have two pending provisional applications directed to further additional aspects of the GEN II technology. Any patents that would ultimately grant from these provisional applications would be expected to expire no earlier than 2040, if granted.
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

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $22,631 for the year ended February 29, 2020 (2019 - $59,851; 2018 - $63,579).

	As at February 29, 2020	As at February 28, 2019

Intangible assets, at cost - beginning of period	$127,672	$533,369

Intangible assets, accumulated depreciation - beginning of period	-	(200,629)
	127,672	332,740

Add: Additions in the year	99,972	153,477
Deduct: Amortization of intangibles	(22,631)	(59,851)
Deduct: Impairment of intangibles	-	(298,694)
Deduct: Foreign exchange effect	(2,150)	-
	$202,863	$127,672

6. Fair value of financial instruments

The following table presents the fair value of the Company’s financial liabilities and warrants at February 29, 2020 and February 28, 2019:

	Fair Value Measurements as at February 29, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:	$-	$-	-

Financial liabilities measured at amortized cost:
Long-term debt	956,932	956,932	Level 2
Investissement Québec financing facility	$1,356,228	$1,357,185	Level 2

	Fair Value Measurements at February 28, 2019
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at fair value on a recurring basis:
Warrants (First Issuance)	$219,531	$219,531	Level 3

Financial liabilities measured at amortized cost:
Long-term debt	1,005,518	1,005,518	Level 2
Convertible notes (First Issuance)	2,495,636	2,650,000	Level 2
Convertible notes (Second Issuance)	$3,126,886	$3,150,000	Level 2

The Warrants under the First Issuance of Convertible Notes represent a Level 3 in the fair value hierarchy. The Warrants were valued using a Monte Carlo simulation using a volatility of 71.5%. The Company recorded a loss on revaluation from the date of issuance to February 28, 2019 of $65,167.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 29, 2020 and February 28, 2019 were as follows:

	February 29, 2020	February 28, 2019
Trade accounts payable	$814,081	$1,784,362
Trade accrued liabilities	593,789	330,805
Accrued employee compensation	634,807	554,204
Other accrued liabilities	40,021	862
	$2,082,698	$2,670,233

8. Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Ventures Holdings LP (“Indorama”), an indirect subsidiary of Indorama Ventures Public Company Limited, to retrofit their existing PET manufacturing facilities. The joint venture is expected to manufacture and commercialize sustainable LoopTM branded PET resin and polyester fiber. The joint venture agreement details the establishment of an initial 20,700 metric tons per year facility. The joint venture agreed to double the capacity of the facility to 40,000 metric tons per year thus increasing the engineering work required. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture. Equity funding of the JV is also split on a 50/50 basis.

Under the Agreement, Indorama is required to contribute manufacturing knowledge and the Company is required to contribute its proprietary science and technology. Specifically, the Company will contribute an exclusive world-wide royalty-free license for ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber in addition to its cash contributions.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There was no activity in ILT from the date of inception of September 24, 2018 to February 28, 2019 and, as at February 28, 2019, the carrying value of the equity investment was nil. On April 18, 2019 and October 21, 2019, Loop Innovations, LLC, the Company’s wholly owned subsidiary, and Indorama, each contributed cash of $850,000, respectively, to ILT. As there were no other transactions during the year ended February 29, 2020, the carrying value of the equity investment as at February 28, 2019 was $850,000.

9. Long-Term Debt

Investissement Québec financing facility

On July 24, 2019, the Company signed an agreement with Investissement Québec providing it with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its pilot plant up to a maximum of $3,425,423 (CDN$4,600,000). There is a 36-month moratorium on both capital and interest repayments beginning as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. The Company, under the loan agreement, is required to pay fees representing 1% of the loan amount, $34,254 (CDN$46,000), to IQ. The Company has also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $342,542 (CDN$460,000). The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. On February 21, 2020, the Company received $1,645,122 (CDN$2,209,234) based on its first claim made with Investissement Québec and issued a warrant to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec in connection therewith. This was the first and only disbursement of the financing facility received as at February 29, 2020.

The financing facility is composed of three elements: the loan, the warrants and the interest discount. Stock warrants are freestanding instruments that provide the right to acquire/purchase a company’s stock at some point in the future. Because warrants are freestanding instruments (even if issued along with debt or some other instruments), they must be recorded separately. The warrants meet the requirements of the scope exemption in ASC 815-10-15-74 and are thus classified as equity upon issuance. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the warrants was determined to be $77,954.

The Company believes that the terms of the debt on a stand-alone basis are not representative of market given the risk-free interest rate of the loan which was based on the rate of a 10-year Canadian Bond at the time of the agreement. US GAAP for profit-oriented entities does not define government grants; nor is there specific guidance applicable to government grants. However, US practice may look to other sources of non-authoritative guidance. Under the Company’s accounting policy for government grants, low-interest loans or interest-free loans from a government are initially measured at fair value and interest expense is recognized on the loan subsequently under the effective interest method, with the difference recognized as a government grant and recognized on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. The government grant portion of the first disbursement was recorded as a reduction of fixed assets.

The allocated fair values of the government grant and the warrants is recorded in the financial statements as a debt discount from the face amount of the loan and such discount is amortized over the expected term of the convertible note and is charged to interest expense.

The company established the fair value of the loan for the portion drawn on February 20, 2020 at $1,354,408 based on a discount rate of 5.45%. The discount rate used was based on the external financing from a Canadian bank.

Even if ASC 470-20-25-2 specifies that the entity issues debt with equity-classified stock purchase warrants, it uses the relative fair value method at time of issuance to allocate the consideration received to the debt and the warrants. Because the total fair value of the debt and the warrants are less than the cash received, the Company believes that the With and Without Method shall be used. The debt and warrants that are separately valued are recorded at their respective fair values and the excess of the total transaction proceeds over the sum of those fair value amounts is allocated to the remaining component, i.e. the government grant.

The financing facility is secured by a principal hypothec in the amount of $3,425,423 (CDN$4,600,000) and an additional hypothec in the amount of $685,085 (CDN$920,000) over the universality of its present and future, tangible and intangible movable property, excluding however all intellectual property. This hypothec is subordinate to all other hypothecs published on June 21, 2019 except for any hypothecs that the Company may have granted to a shareholder, a related person or related company, an insurer, a tenant, or a supplier.

The aggregate value of the Investissement Québec financing facility as shown on the consolidated balance sheet is broken down as follows:

	February 29, 2020	Issue Date
Investissement Québec loan	$1,356,228	$1,354,408

Government grant - assets	178,891	179,522

Warrants - equity	$77,954	$77,954

The Company recorded interest expense on the Investissement Québec loan from the issue date to February 29, 2020 in the amount of $968 (2019 – nil; 2018 – nil) and an accretion expense of $872 (2019 – nil; 2018 – nil).

Term loan

On January 24, 2018, the Company obtained a credit facility, consisting of a $37,233 (CDN$50,000) credit card facility and a $1,042,520 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,344 (CDN$5,833) plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. Interest paid amounted to $56,482 during the year ended February 29, 2020 (2019 - $54,040; 2018 - $5,125).

The credit facility is secured by a first ranking hypothec of Loop Canada Inc.’s bank accounts, receivables, inventory, incorporeal rights and property, plant and equipment. In addition, Loop Industries, Inc., Loop Canada Inc.’s parent company, has guaranteed the credit facility and has provided a postponement of any payments that may be made on intercompany loan amounts owed by Loop Canada Inc. to Loop Industries, Inc. The terms of the credit facility require the Company to comply with certain financial covenants. As at February 29, 2020 and February 28, 2019, the Company was in compliance with its financial covenants.

	February 29, 2020	February 28, 2019
Instalment loan	$933,924	$1,005,518
Less current portion	52,126	53,155
Non-current portion	$881,798	$952,363

Principal repayments due on the Company’s long-term debt over the next five years are as follows:

Years ending	Amount
February 28, 2021	$52,126
February 28, 2022	52,126
February 28, 2023	52,126
February 29, 2024	287,140
February 28, 2025	287,140
Thereafter	1,848,388
Total	$2,579,046

10. Convertible Notes

First Issuance

On November 13, 2018, the Company issued convertible notes (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $2,450,000 (the “November 2018 Private Placement”). On January 3, 2019, the Company issued additional convertible notes from this issuance (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $200,000 (the “November 2018 Private Placement”). The Company used the net proceeds of the November 2018 Private Placement for general corporate and working capital purposes. The November 2018 Notes were converted on April 5, 2019.

The November 2018 Notes carried an interest rate of 8.00% per annum and had initial maturity dates of May 13, 2019 and July 3, 2019 (the “November 2018 Maturity Date”), respectively, upon which date the outstanding principal amount of the November 2018 Notes and all accrued and unpaid interest shall automatically convert into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes (the “November 2018 Conversion Price”). The total number of shares of Common Stock to be issued upon automatic conversion shall equal the outstanding principal amount of the November 2018 Notes and all accrued and unpaid interest on the November 2018 Notes, divided by the November 2018 Conversion Price.

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

The aggregate value of the November 2018 Notes and November 2018 Warrants as shown on the consolidated balance sheet are broken down as follows:

	February 29, 2020	February 28, 2019	Issue Date
November 2018 Convertible Notes - Liability	-	$2,495,636	$2,495,636
Accrued interest – Liability	-	60,793	-
Deferred financing costs	-	(26,557)	(63,738)
	-	2,529,872	2,431,898

November 2018 Warrants - Liability	-	$219,531	$154,364

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

Second Issuance

On January 15, 2019, the Company issued convertible notes (the “January 2019 Notes”), together with related warrants to acquire an additional 50% of the shares issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrants”), for an aggregate purchase price of $4,500,000 (the “January 2019 Private Placement”). On January 21, 2019, the Company issued additional convertible notes from this issuance (the “January 2019 Notes”), together with related warrants to acquire an additional 50% of the shares issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrants”), for an aggregate purchase price of $400,000 (the “January 2019 Private Placement”). The Company used the net proceeds of the January 2019 Private Placement for general corporate and working capital purposes.

The January 2019 Notes carried an interest rate of 8.00% per annum and had initial maturity dates of January 15, 2020 and January 21, 2020 (the “January 2020 Maturity Date”), respectively. At the January 2020 Maturity Date, the outstanding principal amount of the January 2019 Notes shall automatically convert into shares of the common stock of the Company at the price per share equal to $8.10 (the “January 2020 Conversion Price”). The January 2020 Conversion Price may be adjusted in the event that the Company issues common shares in a private sale or offering at a lower price per share than $8.10 within 180 days of the closing date. The lower price would become the new conversion price of the January 2019 Notes, which would impact the number of shares that would be issued. The total number of shares of Common Stock to be issued upon automatic conversion shall equal the outstanding principal amount of the January 2019 Notes divided by the January 2020 Conversion Price. The January 2019 Notes were converted at the January 2020 Maturity Date with no adjustment to the January 2020 Conversion Price.

With respect to accrued and unpaid interest at the January 2020 Maturity Date, the Investors had the option of receiving cash or common stock of the Company at that date. Upon the January 2020 Maturity Date, where the Investor elects payment of accrued and unpaid interest on the January 2019 Notes in common stock, the price per share shall be equal to the trading price of the common stock at the close of the market on the date immediately preceding the January 2020 Maturity Date. On the January 2020 Maturity Date, $312,000 in accrued interest was paid in cash and a value of $80,000 was paid in common stock (7,820 shares).

The January 2019 Warrants are exercisable for an additional fifty percent (50%) of the shares of Common Stock issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrant Shares”). The per share purchase price (the “January 2019 Exercise Price”) for each of the January 2019 Warrant Shares purchasable under the January 2019 Warrants shall be equal to 115% of the January 2020 Conversion Price. The January 2019 Warrants will be calculated and issued upon the closing date of the January 2019 Notes, based upon the initial $8.10 conversion price. As such, the Company issued 302,469 warrants at the closing dates of the January 2019 Notes. If the Investor elected to take accrued and unpaid interest on the January 2019 Notes in common stock, additional warrants would be issued to acquire 50% of the shares issued in connection with the accrued and unpaid interest (also referred to as the “January 2019 Warrants”). Upon conversion, 3,911 additional warrants were issued in connection with accrued interest paid in common stock. The January 2019 Warrants expire twenty-four (24) months from the date of their issuance (the “January 2019 Expiration Date”). The Investors may exercise the January 2019 Warrants at any time prior to the January 2019 Expiration Date.

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

In connection with the January 2019 Warrants issued along with the January 2019 Notes, they meet the requirements of the scope exemptions in ASC 815-10-15-74 and are thus classified as equity upon issuance. The Company determined the fair value of the warrants using the Black-Scholes pricing formula and is shown as a discount on the carrying amount of the convertible note and is credited to additional paid-in capital. The fair value of the warrants at the issue date was determined to be $757,704. The fair value of the additional warrants issued in connection with accrued interest paid in stock was also calculated using the Black-Scholes and amounted to $7,744.

The allocated fair values of the beneficial conversion feature and the warrants is recorded in the financial statements as a debt discount from the face amount of the convertible note and such discount is amortized over the expected term of the convertible note and is charged to interest expense.

The aggregate values of the beneficial conversion feature, the January 2019 Warrants and the January 2019 Notes are broken down as follows:

	February 29, 2020	February 28, 2019	Issue Date
January 2019 Convertible Notes – Liability	$-	$3,126,886	$2,941,381
Accrued interest – Liability	-	49,011	-
Deferred financing costs	-	(69,597)	(79,539)
	-	3,106,300	2,861,842

January 2019 Beneficial Conversion Option – Equity	-	1,200,915	1,200,915

January 2019 Warrants – Equity	$727,148	$757,704	$757,704

The Company recorded accretion expense during the year ended February 29, 2020 of $1,773,114 (2019 – $185,505; 2018 - nil) and is included in operating expenses. The Company recorded interest expense on the January 2019 Notes for the year ended February 29, 2020 in the amount of $342,989 (2019 – $49,011; 2018 – nil).

The transaction costs relating to this issuance were split pro-rata between the January 2019 Notes, the beneficial conversion feature and the January 2019 Warrants. The portion relating to the January 2019 Notes were deferred and are being amortized over the life of the convertible notes. The portion relating to the beneficial conversion feature and January 2019 Warrants were recorded as share issuance expenses and offset against paid-in capital. Upon conversion of the notes, the liability portion and $80,000 in accrued interest were reversed to equity (common stock $61,28 and additional paid-in capital $4,979,939) and the BCF was reversed to additional paid-in capital.

11. Related Party Transactions

Advances from controlling stockholder

Mr. Daniel Solomita, the Company’s controlling stockholder and CEO, and companies controlled by him, previously made advances to the Company totaling $278,472 as at February 28, 2017. The advances were unsecured, non-interest bearing with no formal terms of repayment. Also, as at February 28, 2017, accrued compensation totaling $360,000 was owed to Mr. Solomita. During the year ended February 28, 2018, the Company paid to Mr. Solomita or companies controlled by him, as applicable, an aggregate amount of $638,472. As at February 29, 2020 and February 28, 2019, no amounts were owed to Mr. Solomita or to companies controlled by him.

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

In addition, the employment agreement provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, in tranches of one million shares each, upon the achievement of four performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The Company’s board of directors approved the grant of the restricted stock units, effective and contingent upon approval by the Company’s shareholders at the Company’s 2019 annual meeting, of an increase in the number of shares available for grant under the Plan.  Such approval was granted by the Company’s shareholders at the Company’s 2019 annual meeting. The restricted stock units vest upon the achievement of applicable performance milestones, as follows:

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

During the year ended February 28, 2017, it became probable that the first milestone would be met. Accordingly, 1,000,000 performance incentive shares of common stock with a fair value of $800,000 were earned and are issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the year ended February 28, 2017 based on the grant date fair value. The 1,000,000 performance incentive shares of common stock have been replaced by restricted stock units and are issuable to Mr. Solomita, 200,000 of which were settled in October 2019. During the years ended February 29, 2020, February 28, 2019 and February 28, 2018, no other milestones became probable of being met and, accordingly, the Company did not record any additional compensation expense.

12. Stockholders’ Equity

Series A Preferred Stock

Mr. Solomita’s amended employment agreement of February 15, 2016 provides that the Company shall issue to Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of the agreement. The agreement effectively provides Mr. Solomita with a “change of control” provision over the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under the amendment, the Company created a “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock. Subsequently, the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita’s ownership of 18,800,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 77.8% of the voting control of the Company.

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

(a)
amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company’s By-laws;

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

(e)
increase or decrease the size of the Board of Directors as provided in the By-laws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

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

Common Stock

For the year ended February 29, 2020	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	4,693,567	469
Issuance of shares upon vesting of restricted stock units	244,884	25
Issuance of shares upon the cashless exercise of stock options	69,101	7
Issuance of shares upon the exercise of warrants	15,432	1
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of convertible notes	932,084	94
Balance, February 29, 2020	39,910,774	$3,992

For the year ended February 28, 2019	Number of shares	Amount
Balance, February 28, 2018	33,751,088	$3,376
Cashless exercise of stock options	18,821	2
Issuance of shares upon vesting of restricted stock units	35,797	3
Balance, February 28, 2019	33,805,706	$3,381

During the year ended February 29, 2020, the Company recorded the following common stock transactions:

(i)
On March 1, 2019, the Company sold 600,000 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $5,130,000;

(ii)
On March 8, 2019 and March 11, 2019, the Company issued 150,000 shares of its common stock in settlement of a legal matter;

(iii)
On April 9, 2019, the Company converted convertible notes with a face value of $2,650,000 plus accrued interest of $80,241 at a conversion price of $8.55, into 319,326 common shares;

(iv)
On June 14, 2019, the Company sold 4,093,567 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $35,000,000;

(v)
On July 17, 2019, the Company issued 15,432 shares of common stock upon the exercise of warrants;

(vi)
On January 16, 2020 and January 21, 2020, the Company converted convertible notes with a face value of $4,900,000 at a conversion price of $8.10 plus $80,000 of accrued interest at a conversion price of $10.23 into a total of 612,758 shares of common stock;

(vii)
The Company issued 244,884 shares of common stock, in aggregate, upon the vesting of restricted stock units related to employees and Directors; and

(viii)
The Company issued 69,101 shares of common stock, in aggregate, upon the cashless exercise of stock options related to employees;

During the year ended February 28, 2019, the Company recorded the following common stock transactions:

(i)
the Company issued 18,821 shares of common stock upon the cashless exercise of stock options related to employees; and

(ii)
the Company issued 35,797 shares of common stock upon the vesting of restricted stock units related to employees and Directors.

13. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 29, 2020 and February 28, 2019:

	2020		2019
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of year	1,962,400	$7.53	2,374,581	$7.99
Granted	-	-	39,902	9.67
Exercised	(75,000)	0.80	(20,000)	0.80
Forfeited	(39,902)	9.67	(369,583)	11.49
Expired	(260,417)	13.59	(62,500)	4.80
Outstanding, end of year	1,587,081	$6.81	1,962,400	$7.53
Exercisable, end of year	986,248	$6.89	1,126,664	$7.72

	2020		2019
Exercise Price	Number of stock options outstanding	Weighted average remaining life	Number of stock options outstanding	Weighted average remaining life
$0.80	507,081	5.75	582,081	6.76
$5.25	380,000	7.49	380,000	8.50
$8.75	-	-	26,693	10.00
$11.52	-	-	13,209	9.36
$12.00	700,000	7.54	700,000	8.54
$13.49	-	-	193,750	0.17
$13.89	-	-	66,667	0.01
Outstanding, end of year	1,587,081	6.96	1,962,400	6.91
Exercisable, end of year	986,248	6.97	1,126,664	5.99

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model were as follows:

	2020	2019	2018
Exercise price	$-	$8.75 to $11.52	$5.25 to $13.89
Risk-free interest rate	-	2.70% to 2.82%	1.46% to 2.15%
Expected dividend yield	-	0%	0%
Expected volatility	-	78%	80% to 94%
Expected life	-	6.5 to 7 years	3 to 6 years

There were no new issuances of stock options for the year ended February 29, 2020.

During the year ended February 29, 2020, stock-based compensation expense attributable to stock options amounted to $2,178,948 (2019 - $3,176,786; 2018 - $6,281,319) and is included in operating expenses.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 29, 2020 and February 28, 2019:

	2020		2019
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of year	402,868	$8.77	34,102	$13.00
Granted	4,114,567	1.06	406,188	8.80
Settled	(244,884)	2.54	(35,797)	13.06
Forfeited	(53,750)	9.82	(1,625)	12.31
Outstanding, end of year	4,218,802	$1.60	402,868	$8.77
Outstanding vested, end of year	831,684	$1.19	-	$-

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 29, 2020, stock-based compensation attributable to RSUs amounted to $1,290,443 (2019 - $808,374; 2018 –$265,994) and is included in operating expenses.

14. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. A discretionary share reserve increase of 500,000 shares was approved at the 2019 Annual Meeting of Stockholders held on June 27, 2019. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the years ended February 29, 2020 and February 28, 2019:

	2020	2019
	Number of units	Number of units
Outstanding, beginning of year	3,223,516	1,735,898
Share reserve increase	2,000,000	1,500,000
Units granted	(4,114,567)	(446,090)
Units forfeited	93,652	371, 208
Units expired	97,917	62,500
Outstanding, end of year	1,300,518	3,223,516

15. Warrants

	2020		2019
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	802,469	$10.74	140,667	$12.00
Issued	4,272,294	10.91	802,469	10,74
Exercised	(15,432)	9.32	-	-
Expired	-	-	(140,667)	12.00
Outstanding, end of year	5,059,331	$10.92	802,469	$10.74

The expiration dates of the warrants outstanding as at February 29, 2020 are as follows:

	2020
	Number of warrants	Weighted average exercise price
August 25, 2020	200,000	$11.00
October 5, 2020	159,663	8.55
January 15, 2021	281,689	9.32
January 21, 2021	9,259	9.32
February 25, 2021	300,000	12.00
June 14, 2022	4,093,567	11.00
February 21, 2023	15,153	11.00
Outstanding, end of year	5,059,331	$10.89

16. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	Years ended February 28,
	February 29, 2020	February 28, 2019	February 28, 2018
U.S. operations	$(4,220,000)	$(8,948,305)	$(8,509,651)
Foreign operations	(10,285,455)	(8,588,106)	(5,527,727)
Loss before taxes	$(14,505,455)	$(17,536,411)	$(14,037,378)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Years ended
	February 29, 2020	February 28, 2019	February 28, 2018
Statutory Federal rate	21%	21%	32.7%

Federal income tax at statutory rate	$(3,046,145)	$(3,682,646)	$(4,585,497)
Effect of foreign jurisdiction	(424,593)	(308,046)	320,769
Non-deductible expenses	1,069,845	888,749	2,169,384
Tax credits related to research and development expenditures	(446,967)	(387,326)	(146,757)
Impact of Tax Cuts and Jobs Act Enactment	-	-	876,812
Unrecognized tax benefit of net operating losses and other available deductions	2,847,860	3,489,269	1,365,289
Effective income tax expense	$-	$-	$-

Current	$-	$-	$-
Deferred	$-	$-	$-

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of enactment of U.S. tax reform was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Treasury Department on several provisions including the computation of the transition tax. The Company’s Controlled Foreign Corporations (“CFCs”) were deficit earnings & profits corporations, as such no income was recognized by Loop Industries during the year ended February 28, 2018. No further inclusions were made thereafter based on guidance issued. Additional guidance may be issued after February 29, 2020 and any resulting effects will be recorded at that time.

Additionally, as part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”). The Company has not made an accrual for the deferred tax aspects of this provision as Loop Industries’ CFCs have suffered net tested losses.

With the enactment of U.S. tax reform, we recorded, for the year ended February 28, 2018, tax expense of $876,812 to reflect the revaluation of deferred taxes. For the years ended February 28, 2019 and February 29, 2020, we finalized our provisional estimate of the enactment of U.S. tax reform without additional tax expense.

On March 27, the US government signed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act into law, a $2 trillion relief package to provide support to individuals, businesses and government organizations during the COVID-19 pandemic. The income tax provisions contained in the CARES Act are not likely to have an impact for the Company.

The Company has net operating loss carry forwards of approximately 2020 - $16,074,873 (2019 - $14,473,810) for U.S. Federal income tax purposes expiring between 2035 and 2037, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately 2020 - $14,670,709 (CDN$19,701,295) and 2019 - $7,495,099 (CDN$10,065,169), expiring between 2037 and 2040. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,896,093 and $3,270,369, respectively, for the years ended February 29, 2020 and 2019. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $3,258,598 (CDN$4,375,971), 2019 - $3,477,574 (CDN$4,670,034) of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 29, 2020	February 28, 2019
Deferred tax assets
Canada net operating loss carry forward	$3,905,836	$2,026,984
U.S. net operating loss carry forward	3,376,117	3,165,937
Accrual and reserves	186,985	118,309
Intangibles	92,292	-
Property, plant and equipment	140,538	-
Research and development expenditures and credits	1,426,470	1,058,010
Other	126,362	38,418
Deferred tax assets	9,254,600	6,407,658
Deferred tax liabilities
Property, plant and equipment	-	(41,636)
Intangibles	(27,267)	(34,785)
Accrual and reserves	-	-
Investment tax credits	-	-
Unrealized foreign exchange	-	-
Deferred tax liabilities	(27,267)	(76,421)

Deferred tax assets, net	9,227,333	6,331,239
Valuation allowance	(9,227,333)	(6,331,239)
Deferred tax assets, net	$-	$-

Assessment of the amount of value assigned to the Company's deferred tax assets under the applicable accounting rules is judgmental.  The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in future periods.  Management does not believe that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to its deferred tax assets.  Accordingly, the Company has provided for a valuation allowance of the Company's deferred tax asset.

The tax years subject to examination by major tax jurisdiction include the years 2016 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2016 and forward for the Canadian jurisdiction.

17. Interest and Other Finance Costs

Interest and other finance costs for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 are as follows:

	2020	2019	2018
Interest on long-term debt	$57,450	$54,040	$5,125
Interest on convertible notes	362,426	109,804	-
Accretion expense	1,892,185	185,505	-
Amortization of deferred finance costs	96,155	47,123	-
Revaluation of warrants	8,483	65,167	-
Loss on revaluation of foreign exchange contracts	27,129	-	-
Gain on conversion of November 2018 Notes	(232,565)	-	-
Other	12,041	5,811	-
	$2,223,304	$467,450	$5,125

18. Legal Settlement

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

19. Commitments

The Company has entered into multi-year supply agreements with PepsiCo, Coca-Cola’s Cross Enterprise Procurement Group, Danone SA, L’OCCITANE en Provence and L’Oréal that will enable them to purchase Loop™ PET resin from the Company’s joint venture facility with Indorama in the United States.

20. Subsequent Event

Potential impact of the COVID-19 pandemic

The Company announced on March 25, 2020, that due to the COVID-19 pandemic the Québec provincial government issued an order that all non-essential business and commercial activity in the province is required to shut down until April 13 and has since been extended it to May 4. The order provides exemptions that allow the Company to continue reduced operations at the pilot plant.

Capital contribution to the joint venture

On March 13, 2020, Loop Innovations, LLC, a wholly-owned subsidiary of Loop Industries, Inc. contributed $650,000 to Indorama Loop Technologies, LLC, the joint venture with Indorama.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures over financial reporting as of February 29, 2020 were effective.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 29, 2020. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 29, 2020 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal year that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal controls over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Our Board of Directors adopted a Code of Ethics for all of our directors, officers and employees on January 25, 2017. A copy of our Code of Ethics is available under Corporate Governance Documents in the Investors section of our website, and via the following hyperlink: https://www.loopindustries.com/en/investors/corporate-governance. To date, there have been no waivers under our Code of Ethics. We will post waivers, if and when granted, of our Code of Ethics on our website at www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

Employment Agreement

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement.  The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer of PET plastic that is far simpler to purify.

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
for
Exhibit Index

			Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 8, 2019	4.1
4.2	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.1
4.3	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.2
4.4	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	April 10, 2019	4.3
4.5	Form of Amendment to November 2018 Warrant, dated April 8, 2019.	8-K	001-38301	April 10, 2019	4.4
4.6	Form of Convertible Promissory Note, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.1
4.7	Form of Warrant, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.2
4.8	Form of Note and Warrant Purchase Agreement, dated November 13, 2018.	8-K	001-38301	November 13, 2018	4.1
4.9	Form of Note, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	4.2
4.10	Form of Warrant, dated January 11, 2018	8-K	001-38301	January 18, 2018	4.1
4.11	Form of Indenture	S-3	333-226789	August 10, 2018	4.1
4.12	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.3
4.13	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.4
4.14	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.5

10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.7†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.8	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.9	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.10	Securities Purchase Agreement, dated February 27, 2019, by and between Loop Industries, Inc. and the purchaser identified therein.	8-K	001-8301	February 28, 2019	10.1
10.11	Form of Note and Warrant Purchase Agreement, dated January 15, 2019.	8-K	001-8301	January 16, 2019	10.1
10.12	Master Term and Conditions Supply Agreement, dated November 23, 2018, by and between Loop Industries, Inc. and Coca-Cola Cross Enterprise Procurement Group.	8-K	001-8301	November 29, 2018	10.1
10.13	Form of Warrant, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-8301	November 13, 2018	10.1
10.14	Terms and Conditions Agreement, dated October 9, 2018, by and between Loop Industries, Inc. and Pepsi-Cola Advertising and Marketing, Inc.	8-K	001-8301	October 15, 2018	10.1
10.15	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.16	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.17	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3
10.18	Form of Common Stock Subscription Agreement	8-K	001-8301	January 18, 2018	10.1
10.19	Employment Agreement, dated April 10, 2018, by and between Loop Canada Inc. and Nelson Switzer	10-Q/A	000-54768	July 11, 2018	10.12
10.20	Employment Agreement, dated December 19, 2018, by and between Loop Canada Inc. and Nelson Gentiletti.	10-K	000-54768	May 8, 2019	10.35
10.21	Employment Agreement May 28, 2019 by and between Loop Canada Inc. and Michel Megelas			Filed herewith
10.22	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.			Filed herewith

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP regarding the registration on form S-3 filed with the SEC on October 8, 2019			Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP regarding the registration on form S-8 files with the SEC on July 10, 201			Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________
† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.

Date: May 4, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 4, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 4, 2020	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Operating Officer and Chief Financial Officer (principal accounting officer and principal financial officer), Secretary and Treasurer

Date: May 4, 2020	By:	/s/ Sidney Horn
	Name:	Sidney Horn
	Title:	Director

Date: May 4, 2020	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

Date: May 4, 2020	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: May 4, 2020	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director