Form 10-K/A
period 2020-02-29
Loop Industries, Inc.
filed 2020-05-06
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE

Loop Industries, Inc. (the “Company,” “Loop,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended February 29, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020 (“Original Filing”), to correct an inadvertent reference to going concern included in the Liquidity Section of Item 7, which was included in error (the “Error”). Management believes that the Company has sufficient financial resources to fund planned operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the February 29, 2020 consolidated financial statements.

Items Amended in this Form 10-K/A

Only the following items from the Original Filing have been amended and included below to correct the Error described above. Otherwise the remainder of the Original Filing remains unchanged.

A.    Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, solely to delete the Error as described above.
B.    Part III, Item 15. Exhibits and Financial Statement Schedules, solely to update the requisite certifications required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the filing date of this Form 10-K/A

This Amendment continues to speak as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Original Filing.

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

The Québec provincial government order has not significantly impacted our ability to work to advance this project to date and the commercialization plan for commissioning of the planned Spartanburg facility is currently unchanged. However, the planned timing may potentially be affected by the COVID-19 pandemic. We are monitoring the potential impact of the pandemic on the global economy and capital markets, as well as on the operations of our partners who are critical to achieving the anticipated commissioning date of the facility scheduled for the third quarter of the calendar year 2021. Both Loop Industries and our partners are fully committed to the joint venture and are working diligently on the commercialization plan.

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

As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund planned operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the February 29, 2020 consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

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

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

			Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 8, 2019	4.1
4.2	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.1
4.3	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.2
4.4	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	April 10, 2019	4.3
4.5	Form of Amendment to November 2018 Warrant, dated April 8, 2019.	8-K	001-38301	April 10, 2019	4.4
4.6	Form of Convertible Promissory Note, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.1
4.7	Form of Warrant, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.2
4.8	Form of Note and Warrant Purchase Agreement, dated November 13, 2018.	8-K	001-38301	November 13, 2018	4.1
4.9	Form of Note, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	4.2
4.10	Form of Warrant, dated January 11, 2018	8-K	001-38301	January 18, 2018	4.1
4.11	Form of Indenture	S-3	333-226789	August 10, 2018	4.1
4.12	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.3
4.13	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.4
4.14	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.5

10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.7†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.8	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.9	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.10	Securities Purchase Agreement, dated February 27, 2019, by and between Loop Industries, Inc. and the purchaser identified therein.	8-K	001-8301	February 28, 2019	10.1
10.11	Form of Note and Warrant Purchase Agreement, dated January 15, 2019.	8-K	001-8301	January 16, 2019	10.1
10.12	Master Term and Conditions Supply Agreement, dated November 23, 2018, by and between Loop Industries, Inc. and Coca-Cola Cross Enterprise Procurement Group.	8-K	001-8301	November 29, 2018	10.1
10.13	Form of Warrant, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-8301	November 13, 2018	10.1
10.14	Terms and Conditions Agreement, dated October 9, 2018, by and between Loop Industries, Inc. and Pepsi-Cola Advertising and Marketing, Inc.	8-K	001-8301	October 15, 2018	10.1
10.15	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.16	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.17	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3
10.18	Form of Common Stock Subscription Agreement	8-K	001-8301	January 18, 2018	10.1
10.19	Employment Agreement, dated April 10, 2018, by and between Loop Canada Inc. and Nelson Switzer	10-Q/A	000-54768	July 11, 2018	10.12
10.20	Employment Agreement, dated December 19, 2018, by and between Loop Canada Inc. and Nelson Gentiletti.	10-K	000-54768	May 8, 2019	10.35
10.21	Employment Agreement May 28, 2019 by and between Loop Canada Inc. and Michel Megelas	10-K	000-54768	May 4, 2020	10.21
10.22	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 4, 2020	20.22

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP regarding the registration on form S-3 filed with the SEC on October 8, 2019	10-K	000-54768	May 4, 2020	23.1
23.2	Consent of PricewaterhouseCoopers LLP regarding the registration on form S-8 files with the SEC on July 10, 201	10-K	000-54768	May 4, 2020	23.2
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith

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

LOOP INDUSTRIES, INC.

Date: May 5, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 5, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 5, 2020	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Operating Officer and Chief Financial Officer (principal accounting officer and principal financial officer), Secretary and Treasurer

Date: May 5, 2020	By:	/s/ Sidney Horn
	Name:	Sidney Horn
	Title:	Director

Date: May 5, 2020	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

Date: May 5, 2020	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: May 5, 2020	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director