Form 10-Q
period 2020-05-31
Loop Industries, Inc.
filed 2020-07-14
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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
Yes ☐  No ☒

As at July 14, 2020, there were 39,935,210 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three months ended May 31, 2020
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31, 2020	February 29, 2020

Assets
Current assets
Cash and cash equivalents	$27,508,755	$33,717,671
Sales tax, tax credits and other receivables (Note 3)	570,214	664,544
Prepaid expenses (Note 4)	1,937,039	141,226
Total current assets	30,016,008	34,523,441
Investment in joint venture (Note 9)	1,500,000	850,000
Property, plant and equipment, net (Note 5)	7,250,045	7,260,254
Intangible assets, net (Note 6)	334,046	202,863
Total assets	$39,100,099	$42,836,558

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$1,411,472	$2,082,698
Current portion of long-term debt (Note 10)	50,772	52,126
Total current liabilities	1,462,244	2,134,824
Long-term debt (Note 10)	2,185,449	2,238,026
Total liabilities	3,647,693	4,372,850

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 12)	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 39,916,905 shares issued and outstanding (February 28, 2019 – 39,910,774) (Note 12)	3,993	3,992
Additional paid-in capital	83,306,794	82,379,413
Additional paid-in capital – Warrants	9,870,241	9,785,799
Accumulated deficit	(57,169,761)	(53,317,047)
Accumulated other comprehensive loss	(558,861)	(388,449)
Total stockholders' equity	35,452,406	38,463,708
Total liabilities and stockholders' equity	$39,100,099	$42,836,558

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended May 31,
	2020	2019
Revenue	$-	$-

Expenses
Research and development (Note 13)	1,480,588	997,861
General and administrative (Note 13)	1,953,081	1,902,630
Depreciation and amortization (Notes 5 and 6)	255,974	164,336
Interest and other financial expenses (Note 16)	126,776	501,849
Interest income	(40,346)	-
Foreign exchange loss (gain)	76,641	(12,126)
Total expenses	3,852,714	3,554,550

Net loss	(3,852,714)	(3,554,550)

Other comprehensive loss
Foreign currency translation adjustment	(170,412)	(140,142)
Comprehensive loss	$(4,023,126)	$(3,694,692)
Loss per share
Basic and diluted	$(0.10)	$(0.11)
Weighted average common shares outstanding
Basic and diluted	39,916,838	34,714,510

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2019
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

Issuance of common shares for cash, net of share issuance expenses (Note 12)	600,000	60	-	-	4,266,725	-	-	-	-	-	4,266,785
Issuance of shares for legal settlement	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of convertible notes	319,326	32	-	-	2,372,549	316,929	-	-	-	-	2,689,510
Stock options issued for services (Note 13)	-	-	-	-	575,513	-	-	-	-	-	575,513
Restricted stock units issued for services (Note 13)	-	-	-	-	355,177	-	-	-	-	-	355,177
Foreign currency translation	-	-	-	-	-	-	-	-	-	(140,142)	(140,142)
Net loss	-	-	-	-	-	-	-	-	(3,554,550)	-	(3,554,550)
Balance, May 31, 2019	34,875,032	$3,488	1	$-	$46,536,157	$1,074,633	$1,200,915	$800,000	$(42,366,142)	$(430,366)	$6,818,685

	Three Months Ended May 31, 2020
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital – Warrants	Additional Paid-in Capital – Beneficial conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$-	$-	$(53,317,047)	$(388,449)	$38,463,708

Issuance of shares upon the vesting of restricted stock units (Note 13)	6,131	1	-	-	(1)	-	-	-	-	-	-
Warrant issued for services (Note 15)	-	-	-	-	-	84,442	-	-	-	-	84,442
Stock options issued for services (Note 13)	-	-	-	-	556,895	-	-	-	-	-	556,895
Restricted stock units issued for services (Note 13)	-	-	-	-	370,487	-	-	-	-	-	370,487
Foreign currency translation	-	-	-	-	-	-	-	-	-	(170,412)	(170,412)
Net loss	-	-	-	-	-	-	-	-	(3,852,714)	-	(3,852,714)
Balance, May 31, 2020	39,916,905	$3,993	1	$-	$83,306,794	$9,870,241	$-	$-	$(57,169,761)	$(558,861)	$35,452,406

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,852,714)	$(3,554,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	256,090	164,336
Stock-based compensation expense (Note 13)	1,011,824	930,690
Accrued interest expenses (Note 10)	9,416	117,433
Loss on revaluation of warrants	-	8,483
Debt accretion (Note 10)	8,547	583,727
Deferred financing expenses	-	46,442
Gain on conversion of convertible notes	-	(268,730)
Loss on revaluation of foreign exchange contracts	98,502	-
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	76,410	(158,954)
Prepaid expenses (Note 4)	(1,865,216)	49,136
Accounts payable and accrued liabilities (Note 8)	(720,759)	(5,366)
Net cash used in operating activities	(4,977,900)	(2,087,353)

Cash Flows from Investing Activities
Investment in joint venture (Note 9)	(650,000)	(500,000)
Additions to property, plant and equipment (Note 5)	(394,403)	(470,545)
Additions to intangible assets (Note 6)	(144,386)	(24,811)
Net cash used in investing activities	(1,188,789)	(955,356)

Cash Flows from Financing Activities
Proceeds from sale of common shares	-	5,130,000
Share issuance costs	-	(863,216)
Repayment of long-term debt (Note 10)	(12,693)	(13,057)
Net cash (used) provided by financing activities	(12,693)	(4,253,727)

Effect of exchange rate changes	(29,534)	(32,796)
Net decrease in cash	(6,208,916)	1,138,222
Cash, beginning of period	33,717,671	5,833,390
Cash, end of period	$27,508,755	$6,971,612

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$10,311	$14,488
Interest received	$40,346	$-

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three Months Ended May 31, 2020 and 2019
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. The Company, Basis of Presentation and Going Concern

The Company

Loop Industries, Inc. (the “Company,” “Loop Industries,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin for use in food-grade packaging and polyester fiber.

On November 20, 2017, Loop Industries Inc. commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the SEC on May 5, 2020 and amended on May 6, 2020. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 29, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended May 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending February 28, 2021, or any other period.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets, accruals for potential liabilities and assumptions made in calculating the fair value of stock-based compensation and other equity instruments.

The uncertainties around the COVID-19 pandemic required the use of estimates and assumptions that resulted in no significant impact to our unaudited condensed consolidated financial statements as of and for the three-month period ended May 31, 2020.

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

Stock-based compensation

Loop Industries, Inc. periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

The Company accounts for stock options and warrants granted to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development expenses recorded during the three-month periods ended May 31, 2020 and 2019 amounted to $1,480,588 and $997,861, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the three-month periods ended May 31, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2020, the potentially dilutive securities consisted of 1,590,470 outstanding stock options (May 31, 2019 – 1,691,973), 4,302,527 outstanding restricted stock units (May 31, 2019 – 403,767), 5,084,331 outstanding warrants (May 31, 2019 – 962,132) and nil outstanding issuable common stock (May 31, 2019 – 1,000,000).

Recently adopted accounting pronouncements

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. ASU 2018-02 is applicable beginning March 1, 2020. The adoption of the standard had no impact on the consolidated financial statements of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases,” amended in July by ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Targeted Improvements,” and ASU 2018-20, “Narrow-Scope Improvements for Lessors,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU may either be adopted on a modified retrospective approach at the beginning of the earliest comparative period, or through a cumulative-effect adjustment at the adoption date. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted these standards effective March 1, 2020. The adoption of the standard had no impact on the consolidated financial statements of the Company. The Company elected to apply the package of practical expedients that allows us not to reassess whether expired or existing contracts contain leases, the classification of these leases and whether previously capitalized initial direct costs would qualify for capitalization under Accounting Standards Codification (or “ASC”) 842. Furthermore, we elected to use hindsight in determining the lease term and assessing impairment of the right-of-use assets.

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. All amendments to this ASU must be adopted in the same period on a prospective basis, with certain exceptions. We are still evaluating the impact of this accounting guidance on our results of operations and financial position.

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at May 31, 2020 and February 29, 2020 were as follows:

	May 31, 2020	February 29, 2020
Sales tax	$122,419	$180 971
Research and development tax credits	216,458	447,843
Other receivables	231,337	35,730
	$570,214	$664,544

4. Prepaid Expenses

Prepaid expenses as at May 31, 2020 and February 29, 2020 were as follows:

	May 31, 2020	February 29, 2020
Insurance	$1,144,500	$61,891
Machinery and equipment	644,000	-
Other prepaid expenses	148,539	79,335
	$1,937,039	$141,226

5. Property, Plant and Equipment

	As at May 31, 2020
	Cost	Accumulated depreciation	Net book value
Building	$1,798,134	$(140,542)	$1,657,592
Land	222,268	-	222,268
Building and land improvements	900,479	(235,634)	664,845
Machinery and equipment	6,207,312	(1,598,626)	4,608,686
Office equipment and furniture	162,388	(65,734)	96,654
Balances, end of period	$9,290,581	$(2,040,536)	$7,250,045

	As at February 29, 2020
	Cost	Accumulated depreciation	Net book value
Building	$1,846,070	$(128,911)	$1,717,159
Land	264,868	-	264,868
Building and land improvements	733,884	(214,068)	519,816
Machinery and equipment	6,085,195	(1,426,465)	4,658,730
Office equipment and furniture	162,466	(62,785)	99,681
Balances, end of period	$9,092,483	$(1,832,229)	$7,260,254

Depreciation expense for the three-month periods ended May 31, 2020 and 2019 amounted to $248,199 and $161,321, respectively, and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

6. Intangible Assets

	As at May 31,	As at February 29,
	2020	2020

Intangible assets, at cost - beginning of period	$225,174	$127,672
Intangible assets, accumulated depreciation – beginning of period	(22,311)	-
	202,863	127,672

Add: Additions in the period	144,386	99,972
Deduct: Amortization of intangibles	(7,891)	(22,631)
Deduct: Impairment of intangibles	-	-
Add (deduct): Foreign exchange effect	(5,312)	(2,150)
	$334,046	$202,863

Amortization expense for the three-month periods ended May 31, 2020 and 2019 amounted to $7,891 and $3,015, respectively, and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

7. Fair value of financial instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2020 and February 29, 2020:

	Fair Value Measurements as at May 31, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:
Foreign exchange contracts	$125,951	$125,951	Level 1

Instruments measured at amortized cost:
Long-term debt	$2,236,221	$2,246,745	Level 2

	Fair Value Measurements at February 29, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:
Foreign exchange contracts	$26,840	$26,840	Level 1

Instruments measured at amortized cost:
Long-term debt	$2,290,152	$2,291,109	Level 2

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2020 and February 29, 2020 were as follows:

	May 31, 2020	February 29, 2020
Trade accounts payable	$648,670	$814,081
Trade accrued liabilities	99,587	593,789
Accrued employee compensation	496,630	634,807
Foreign exchange contracts	125,951	26,840
Other accrued liabilities	40,634	13,181
	$1,411,472	$2,082,698

9.
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

Under the Agreement, Indorama Venture is contributing manufacturing knowledge and Loop Industries is required to contribute its proprietary science and technology.

Specifically, the Company is contributing an exclusive world-wide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in Indorama Loop Technologies, LLC. There were no operations in ILT from the date of inception of September 24, 2018 to May 31, 2020 and, as at May 31, 2020, the carrying value of the equity investment was $1,500,000, which is the total of the cash contributions we have made to ILT. During the three-month periods ended May 31, 2020 and May 31, 2019, we made contributions to ILT of $650,000 and $500,000, respectively.

10. Long-Term Debt

Long-term debt as of May 31, 2020 and February 29, 2020, was comprised of the following:

	May 31, 2020	February 29, 2020
Investissement Québec financing facility:
Principal amount	$1,602,404	$1,645,122
Unamortized discount	(273,652)	(289,852)
Accrued interest	10,489	958
Total Investissement Québec financing facility	1,339,241	1,356,228
Term loan
Principal amount	896,980	933,924
Less: current portion	(50,772)	(52,126)
Total term loan, net of current portion	846,208	881,798
Long-term debt, net of current portion	$2,185,449	$2,238,026

Investissement Québec financing facility

On February 21, 2020, the Company received $1,645,122 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,425,423 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $34,254 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The Company recorded interest expense on the Investissement Québec loan for the three months ended May 31, 2020 in the amount of $9,416 (2019 – nil) and an accretion expense of $8,547 (2019 – nil).

The Company has also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $333,648 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrant remains outstanding as at May 31, 2020.

The remaining amount available under the financing facility is $1,734,073 (CDN$2,390,766) to be received in a maximum of two additional disbursements.

Term loan

On January 24, 2018, the Company obtained a $1,015,449 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,231 (CDN$5,833) plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. During the three-month period ended May 31, 2020, we repaid $12,693 (2019 – 13,057) on the principal balance of the Loan. Interest paid amounted to $10,311 during the quarter ended May 31, 2020 (2019 - $13,070). The terms of the credit facility require the Company to comply with certain financial covenants. As at May 31, 2020 and 2019, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s long-term debt over the next five years are as follows:

Years ending	Amount
February 28, 2021	$38,079
February 28, 2022	50,772
February 28, 2023	50,772
February 29, 2024	279,684
February 28, 2025	279,684
Thereafter	1,787,700
Total	$2,486,691

11.
 Related Party Transactions

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer (“CEO”).  The employment agreement is for an indefinite term.

On July 13, 2018, the Company and Mr. Solomita entered into an amendment and restatement of the employment agreement which provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, in tranches of one million shares each, upon the achievement of four performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The grant of the restricted stock units became effective upon approval by the Company’s shareholders at the Company’s 2019 annual meeting, of an increase in the number of shares available for grant under the Plan.  Such approval was granted by the Company’s shareholders at the Company’s 2019 annual meeting.

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement.  The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer of PET plastic that is far simpler to purify.

During the quarters ended May 31, 2020 and May 31, 2019, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

12.
Stockholders’ Equity

Common Stock

For the period ended May 31, 2020	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares upon settlement of restricted stock units	6,131	1
Balance, May 31, 2020	39,916,905	$3,993

For the period ended May 31, 2019	Number of shares	Amount
Balance, February 29, 2019	33,805,706	$3,381
Issuance of shares for cash	600,000	60
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of Convertible notes	319,326	32
Balance, May 31, 2019	34,875,032	$3,488

During the three months ended May 31, 2020, the Company recorded the following common stock transactions:

(i)
The Company issued 6,131 shares of the common stock to settle restricted stock units that vested in the period.

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

13. Share-based Payments

Stock Options

During the three-month period ended May 31, 2020, the Company granted 3,389 stock options (2019 – nil) with a weighted average exercise price of $8.78 (2019 – nil), no stock options were forfeited (2019 – 10,010; weighted average exercise price: $8.75) or exercised (2019 – nil) and no stock options expired (2019 – 260,417; weighted average exercise price: $13.89).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model were as follows:

	2020	2019
Exercise price	$8.78	$-
Risk-free interest rate	1.05%	-
Expected dividend yield	0.00%	-
Expected volatility	75.95%	-
Expected life	7.5 years	-

During the three-month periods ended May 31, 2020 and 2019, stock-based compensation expense attributable to stock options amounted to $556,895 and $575,513, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended May 31, 2020, the Company granted 83,725 restricted stock units (“RSUs”) (2019 – 25,145) with a weighted average fair value of $8.71 (2019 – 9.79), settled 6,131 RSUs (2019 – 7,043) with a weighted average fair value of $9.55 (2019 – 12.16) and 2,989 RSUs were forfeited (2019 – 17,203) with a weighted average fair value of $8.78 (2019 – $8.75).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended May 31, 2020 and 2019, stock-based compensation attributable to RSUs amounted to $370,487 and $355,178, respectively, and is included in operating expenses.

During the three-month periods ended May 31, 2020 and 2019, stock-based compensation included in research and development expenses amounted to $352,007 and $312,435, respectively, and in general and administrative expenses amounted to $659,817 and $618,255, respectively.

14.
Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2020, the Board of Directors opted to waive the annual share reserve increase. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the three-month periods ended May 31, 2020 and 2019:

	2020	2019
	Number of units	Number of units
Outstanding, beginning of period	1,300,518	3,223,516
Automatic share reserve increase	-	1,500,000
Units granted	(87,114)	(25,145)
Units forfeited	2,989	27,213
Units expired	-	260,417
Outstanding, end of period	1,216,393	4,986,001

15. Warrants

During the three-month period ended May 31, 2020, the Company issued, in exchange for consulting services, a warrant to purchase 25,000 shares of our common stock at the price of $9.43 per share expiring May 12, 2022. No warrants were exercised or expired in the three-month period ended May 31, 2020.

During the three-month period ended May 31, 2019, the Company issued a warrant to purchase 159,663 shares of our common stock at the price of $8.55 per share expiring October 5, 2020. No warrants were exercised or expired in the three-month period ended May 31, 2019.

16. Interest and Other Financial Expenses

Interest and other financial expenses for the three-month periods ended May 31, 2020 and 2019 are as follows:

	2020	2019
Interest on long-term debt	$19,727	$13,070
Interest on convertible notes	-	117,435
Accretion expense	8,547	547,562
Amortization of deferred finance expenses	-	46,442
Revaluation of warrants	-	8,483
Loss on revaluation of foreign exchange contracts	98,502	-
Gain on conversion of November 2018 Notes	-	(232,565)
Other	-	1,422
	$126,776	$501,849

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) our ability to sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting issues and practices, rumors or otherwise, (x) disease epidemics and health related concerns, such as the current outbreak of a novel strain of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, and (xi) other factors discussed in our subsequent filings with the SEC.

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
In March 2019, the L’Oréal Group, a global manufacturer and retailer of natural cosmetics, committed to using 50% recycled or bio-sourced plastic in their packaging by 2025 and in 2020, they committed to using 100% recycled or biobased plastic in their packaging by 2030.

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

In connection with the continuing development of our GEN II technology, we continued to invest in our industrial pilot plant. We made capital investments in the pilot plant of $394,403 during the quarter ended May 31, 2020.

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

●
The GEN I portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, we also have issued patents in Australia, Israel, Taiwan, South Africa, Eurasia and in the members of the Gulf Cooperation Council, and pending patent applications in Argentina, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036.

●
The GEN II technology portfolio currently consists of four patent families:

o
The first has an issued U.S. patent and an allowed U.S. application, all expected to expire on or around September 2037. Internationally, we also have a an allowed application in Bangladesh, and pending applications in Argentina, Australia, Bolivia, Bhutan, Brazil, Canada, China, Euroasia, Europe, members of the Gulf Cooperation Council, India, Iraq, Israel, Japan, Korea, Mexico Pakistan, Philippines, South Africa, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2038, if granted.

o
An additional aspect of the GEN II technology is claimed in a U.S. application, a PCT application, and non-PCT country applications in Argentina, Bangladesh, Bolivia, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay, all expected to expire on or around June 2039,not including any patent term extension.

o
A further additional aspect of the GEN II technology is the subject of a U.S. application and a PCT application. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, not including any patent term extension.

o
Another further additional aspect of the GEN II technology is the subject of a U.S. application, a PCT application, and non-PCT country applications in Argentina, Bolivia, Bangladesh, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, not including any patent term extension.

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

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin and polyester fiber provides the ideal solution for these brands because Loop™ PET resin and polyester fiber is recyclable and is made from 100% recycled PET and polyester fiber with virgin-quality suitable for use in food-grade packaging.

Loop Industries believes that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-quality of Loop™ branded PET and the marketability of Loop™ PET to extoll the sustainability credentials of consumer brands that incorporate Loop™ PET, it will be able to sell its Loop™ branded PET at a premium price relative to virgin and mechanically recycled PET.

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

●
Multi-year supply agreement with PepsiCo, one of the largest purchasers of recycled PET plastic, enabling PepsiCo to purchase production capacity and incorporate Loop™ PET resin into its product packaging;

●
Multi-year supply framework with the Coca-Cola system’s Cross Enterprise Procurement Group to supply 100% recycled and sustainable Loop™ PET resin to authorized Coca-Cola bottlers who enter into supply agreements with us;

●
Multi-year supply agreement with L’OCCITANE en Provence to supply 100% recycled and sustainable Loop™ PET resin and incorporate Loop™ PET resin into its product packaging; and

●
Multi-year supply agreement with L’Oréal Group, the global leader in the beauty industry, enabling L’Oréal Group to purchase production capacity and incorporate Loop™ PET resin into its product packaging.

Turning Waste into Feedstock

We use waste PET plastic and polyester fiber as feedstock; these materials are introduced into our GEN II depolymerization technology to yield PET monomers DMT and MEG. Our technology can use PET plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even PET plastics that have been recovered from the ocean and degraded by exposure to sun and salt. This is yet another advantage of Loop™ PET over mechanically recycled PET, our ability to use many materials that mechanical recyclers cannot use. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into our shared rivers, oceans and natural areas.

We are identifying the availability of feedstock to ensure each facility can operate continuously at planned scale. We have identified the sources required for our first joint venture facility with Indorama and are now focusing on signing supply agreements to secure this feedstock for the long term.

We are also studying certain markets in the United States, Canada, European Union and Asia to help us evaluate the size and location of our next facilities. The approach includes a fulsome inventory of PET materials introduced into a region, the materials collected (or recycled) in the region and the material loss, or the difference between the material introduced and the material collected. This allows us to identify not only the material traditionally available for recycling, but how material can be effectively diverted from landfills, rivers, oceans and natural areas by providing a new outlet for what was formerly considered waste.

Commercialization Progress

During the quarter ended May 31, 2020, we continued executing our corporate strategy where Loop Industries focused on developing two distinct business models for the commercialization of Loop™ PET resin and polyester fiber to customers: 1) from our joint venture with Indorama, and 2) from Infinite LoopTM, our state of the art manufacturing technology. We continue to develop the engineering of the Infinite LoopTM technology, and we are actively engaged in planning our first Infinite LoopTM manufacturing complex in Europe with a strategic partner.

In September 2018, in connection with one of our business models, we announced a joint venture with Indorama to retrofit their existing PET manufacturing facilities. The joint venture was formed with the objective to manufacture and commercialize sustainable Loop™ PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. This partnership brings together Indorama’s manufacturing footprint and Loop Industries’ proprietary technology to become a supplier in the ‘circular’ economy for 100% sustainable and recycled PET resin and polyester fiber.

We entered into a joint venture Agreement (the “Joint Venture Agreement”) with Indorama through our wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company. Each company has 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture. We are contributing to the 50/50 joint venture an exclusive world-wide royalty-free license to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber in addition to our equity cash contribution. The Joint Venture Agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina, in the southeastern United States.

As disclosed in our 10-Q for the period ended August 31, 2019, the joint venture with Indorama decided to double the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year. Following that decision, we identified a number of enhancements to the plant design to improve the operability and optimize the total construction cost of the plant and expected the commissioning of the plant to occur in the third quarter of calendar 2021.

We have currently contracted for the sale of the initial 20,700 metric tons expected output of the Spartanburg facility and we continue discussions to contract the additional volume up to its planned increased capacity of 40,000 metric tons. As part of the Joint Venture Agreement to establish the facility to produce 40,000 metric tons, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the three-month period ended May 31, 2020 we made a contribution of $650,000 and as at May 31, 2020, we have contributed a total of $1,500,000 to the joint venture.

On March 25, 2020, due to the COVID-19 pandemic, the Québec provincial government issued an order that all non-essential business and commercial activity in the province shut down. The order provided exemptions that allowed us to continue reduced operations at our pilot plant and we continued working remotely to support the engineering activities with our joint venture partner, Indorama, and our engineering partner, for the Spartanburg joint venture facility and pursue our plans for the commercialization of our technology. On May 11, the government announced that we could re-start complete operations. We have implemented all the necessary measures required by the Québec provincial government to ensure a safe work environment for our employees and we are operating at full capacity.

Over the period, our team in Canada continued to optimize our technology and make engineering design improvements which have reduced both capital and operating costs and further enhanced the projected return on investment for the project. These improvements were achieved together with Worley, a leading global engineering, procurement and construction company which we are engaging to provide a fixed-price construction contract for Spartanburg and work on Loop Industries engineering and construction plans.

In order to move forward expeditiously with the Spartanburg facility and its overall commercialization plans, and in light of the continuing improvements which have been achieved, we have expressed our desire to and are exploring joint venture structures and financing alternatives to increase our equity participation in the project. Indorama has reiterated to the joint venture its commitment to maintaining an investment in the Spartanburg project, which is strategically important to support the sustainability objectives of its customers. Discussions on the joint venture structure and financing are on-going.

In our 10-K which was filed on May 5, 2020 and amended on May 6, 2020 we indicated that we were monitoring the COVID-19 pandemic and the possible impacts it could have on the expected commissioning date. Unfortunately, despite the continued progress in Canada, the situation in the United States and the continued border closures and quarantine requirements between Canada and the US have caused some disruptions in our timetable. As a result, we now expect a delay in the anticipated commissioning date of the facility of approximately three to six months but that assumes no further delays, which we cannot ensure will be the case in light of the COVID-19 pandemic. The discussions regarding the structure and financing of the joint venture are not expected to further delay this timetable.

The Infinite LoopTM manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced from 100% recycled content. The Infinite Loop™ technology is engineered to support the commitment of global consumer brands to achieve a high level of recycled content in packaging. Our technology allows for waste plastic currently not able to be recycled to now become fully circular and upcycled into the highest purity PET plastic and polyester fiber. Infinite Loop™ facilities could be located near large urban centers where more plastic is being consumed and therefore more waste plastic feedstock is available.

Our objective is to achieve global expansion of the technology through a mix of fully owned facilities, partnerships, and licensing agreements. We believe that industrial companies, which today are not in the business of manufacturing PET and polyester fiber, will view our Infinite Loop™ manufacturing technology as a growth opportunity for the future, which offers attractive economic returns either as Loop manufacturing partners or as licensees of Loop technology.

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

Results of Operations

The following table summarizes our operating results for the three-month periods ended May 31, 2020 and 2019, in U.S. Dollars.

	Three Months Ended May 31,
	2020	2019	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	352,007	312,435	39,572
Other research and development	1,128,581	685,426	443,155
Total research and development	1,480,588	997,861	482,727

General and administrative
Stock-based compensation	659,817	618,255	41,562
Other general and administrative	1,293,264	1,284,375	8,889
Total general and administrative	1,953,081	1,902,630	50,451

Depreciation and amortization	255,974	164,336	91,638
Interest and other financial expenses	126,776	501,849	(375,073)
Interest income	(40,346)	-	(40,346)
Foreign exchange (gain) loss	76,641	(12,126)	88,767
Total operating expenses	3,852,714	3,554,550	298,164
Net loss	$(3,852,714)	$(3,554,550)	$(298,164)

First Quarter Ended May 31, 2020

The net loss for the three-month period ended May 31, 2020 increased $0.30 million to $3.85 million, as compared to the net loss for the three-month period ended May 31, 2019 which was $3.55 million. The increase is primarily due to increased research and development expenses of $0.48 million, an increase in depreciation and amortization of $0.09 million, an increase in foreign exchange loss of $0.09 million and an increase in general and administration expenses of $0.05 million, offset by lower interest and other financial expenses of $0.38 million and by higher interest income of $0.04 million.

Research and development expenses for the three-month period ended May 31, 2020 amounted to $1.48 million compared to $1.00 million for the three-month period ended May 31, 2019, representing an increase of $0.48 million, or representing an increase of $0.44 million excluding stock-based compensation. The increase of $0.44 million was primarily attributable to higher employee-related expenses of $0.19 million and lower research and development tax credits of $0.36 million. During the three-month period ended May 31, 2020, the Company recorded a decrease in refundable research and development tax credits receivable, increasing research and development expenses by $0.24 million which was partially offset by a COVID-19 related government wage subsidy of $0.10 million. The increase in non-cash stock-based compensation expense of $0.04 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the three-month period ended May 31, 2020 amounted to $1.95 million compared to $1.90 million for the three-month period ended May 31, 2019, representing an increase of $0.05 million, or $0.01 million excluding stock-based compensation. The increase of $0.01 million was mainly attributable to higher insurance expenses of $0.36 million, offset by lower professional fees of $0.21 million and lower employee-related expenses of $0.08 million. During the three-month period ended May 31, 2020, the Company recorded a COVID-19 related government wage subsidy of $0.04 million in general and administrative expenses. Stock-based compensation expense for the three-month period ended May 31, 2020 amounted to $0.66 million compared to $0.62 million for the three-month period ended May 31, 2019, representing an increase of $0.04 million, which was mainly attributable higher stock awards provided to executives.

Depreciation and amortization for the three-month period ended May 31, 2020 totaled $0.26 million compared to $0.16 million for the three-month period ended May 31, 2019, representing an increase of $0.09 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other financial expenses for the three-month period ended May 31, 2020 totaled $0.13 million compared to $0.50 million the three-month period ended May 31, 2019, representing an increase of $0.38 million. This decrease is attributable to the non-cash accretion expense relating to the convertible notes issued during the 2019 Fiscal year in the amount of $0.51 million, the interest expense relating to the convertible notes issued during the 2019 Fiscal year in the amount of $0.12 million, offset by the gain on conversion of the November 2018 Notes in the amount of $0.27 million in the three-months ended May 31, 2019 and a loss on foreign exchange contracts of $0.10 million during the three-months ended May 31, 2020. During the three months ended May 31, 2020, there were no convertible notes outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are a development stage company with no revenues, and our ongoing operations and commercialization plans are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations, reflecting the potential for commercializing our branded resin and the progress made to date in implementing our business plans. As at February 29, 2020, we had cash and cash equivalents on hand of $27.51 million.

Management continues to be positive about our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations. Although we continue to be in a good liquidity position with cash and cash equivalents on hand of $27.51 million, in light of the current global COVID-19 pandemic and its impacts on the global capital markets, our liquidity position may change, including the inability to raise new equity and debt, disruption in completing repayments or disbursements to our creditors.

As reflected in the accompanying interim unaudited condensed consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund planned operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the May 31, 2020 interim condensed consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

As at May 31, 2020, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,015,449 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,231 (CDN$5,833) plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its Pilot Plant up to a maximum of $3,336,476 (CDN$4,600,000). We received the first disbursement in the amount of $1,602,404 (CDN$2,209,234) on February 21, 2020. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $333,647 (CDN$460,000). The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2020 and 2019 was as follows:

	Three Months Ended May 31,
	2020	2019
Net cash used in operating activities	$(4,977,900)	$(2,087,353)
Net cash used in investing activities	(1,188,789)	(995,356)
Net cash (used) provided by financing activities	(12,693)	4,253,727
Effect of exchange rate changes on cash	(29,534)	(32,796)
Net (decrease) increase in cash	$(6,208,916)	$1,138,222

Net Cash Used in Operating Activities

During the three months ended May 31, 2020, we used $4.98 million in operations compared to $2.01 million during the three months ended May 31, 2019. The increase in cash used in operations is mainly attributable to the prepayment of annual directors and officers insurance premium and other prepayments of $1.87 million as well as the variation in accounts payable and accrued liabilities of $0.72 million. The variation in the amount of prepaid directors and officers insurance is due to an increase of $1.30 million of the annual premium as well as a change in the payment structure wherein a full up-front payment was made in the current year compared to monthly payments being made in the prior year. The variation in accounts payable accrued liabilities since year-end is due to the decrease in accrued professional fees and payroll taxes which were paid during the three-month period ended May 31, 2020. The Company continued to invest in research and development on its existing technologies and new technologies, particularly on the implementation of its GEN II technology as the Company moves to the next phase of commercialization.

Net Cash Used in Investing Activities

During the three months ended May 31, 2020, the Company made investments of $0.39 million in property, plant and equipment as compared to $0.50 million for the three months ended May 31, 2019, primarily in connection with the upgrade of its GEN II industrial pilot plant. During the three months ended May 31, 2020, the Company made investments in intangible assets particularly in its GEN II patent technology in the United States and around the world.

During the three months ended May 31, 2020, the Company also made an additional contribution of $0.65 million to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash (Used) Provided by Financing Activities

During the three months ended May 31, 2020, we repaid $0.01 million of long-term debt.

Off-Balance Sheet Arrangements

As at May 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at May 31, 2020, we did not have any significant lease obligations to third parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of our Disclosure Controls and Procedures

A.
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2020.

B.
Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended May 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 5, 2020 and amended on May 6, 2020. No material changes to such risk factors have occurred during the three months ended May 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2020, we issued a warrant to acquire 25,000 shares of common stock at a strike price of $9.43 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.
Exhibit Index
Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Employment Agreement, dated January 30, 2020, by and between Loop Canada Inc. and Stephen Champagne		Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	08-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 14, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 14, 2020	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)