Form 10-K/A
period 2020-02-29
Loop Industries, Inc.
filed 2020-09-21
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2 to Form 10-K

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

EXPLANATORY NOTE

Loop Industries, Inc. (the “Company,” “Loop,” “we” or “us”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended February 29, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2020 (“Original Filing”) and as amended on May 6, 2020 (“Amendment No. 1”) to (i) remove certain additional information that was not required to be included in the audit report prepared in accordance with applicable U.S. securities law and Public Company Accounting Oversight Board requirements that was filed with the Securities and Exchange Commission as part of the Original Filing and (ii)  to replace Exhibit 23.1 and 23.2 by a revised Exhibit 23.1. The report of our Independent Registered Public Accounting Firm, as replaced in this Amendment No. 2, does not modify the unqualified opinion previously expressed in the Original Report.

Except as described above, this Amendment No. 2 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K and the Amendment No. 1, and we have not updated disclosures included therein to reflect any subsequent events. Information not affected by this Amendment No. 2 remains unchanged and reflects the disclosures made at the time the Original Filing was made. This Amendment No. 2 should be read in conjunction with the Original Form 10-K, the Amendment No. 1 and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 and Item 15 of Part IV of the Original 10-K is accordingly replaced with the Item 15 included herein.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Loop Industries, Inc.
February 29, 2020

pwc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (together, the Company) as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended February 29, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

PricewaterhouseCoopers LLP/s.r.l./s.e.n.c.r.l.
1250 René-Lévesque Boulevard West, Suite 2500, Montréal, Quebec, Canada H3B 4Y1
T: +1 514 205 5000, F: +1 514 876 1502, www.pwc.com/ca

"PwC" refers to PricewaterhouseCoopers LLP/s.r.l./s.e.n.c.r.l., an Ontario limited liability partnership.

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

PricewaterhouseCoopers LLP

Montréal, Canada
May 4, 2020

We have served as the Company's auditor since 2017.

(2)

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
for

Exhibit Index

			Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 8, 2019	4.1
4.2	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.1
4.3	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.2
4.4	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	April 10, 2019	4.3
4.5	Form of Amendment to November 2018 Warrant, dated April 8, 2019.	8-K	001-38301	April 10, 2019	4.4
4.6	Form of Convertible Promissory Note, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.1
4.7	Form of Warrant, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.2
4.8	Form of Note and Warrant Purchase Agreement, dated November 13, 2018.	8-K	001-38301	November 13, 2018	4.1
4.9	Form of Note, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	4.2
4.10	Form of Warrant, dated January 11, 2018	8-K	001-38301	January 18, 2018	4.1
4.11	Form of Indenture	S-3	333-226789	August 10, 2018	4.1
4.12	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.3
4.13	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.4
4.14	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.5

1

10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.7†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.8	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.9	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.10	Securities Purchase Agreement, dated February 27, 2019, by and between Loop Industries, Inc. and the purchaser identified therein.	8-K	001-8301	February 28, 2019	10.1
10.11	Form of Note and Warrant Purchase Agreement, dated January 15, 2019.	8-K	001-8301	January 16, 2019	10.1
10.12	Master Term and Conditions Supply Agreement, dated November 23, 2018, by and between Loop Industries, Inc. and Coca-Cola Cross Enterprise Procurement Group.	8-K	001-8301	November 29, 2018	10.1
10.13	Form of Warrant, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-8301	November 13, 2018	10.1
10.14	Terms and Conditions Agreement, dated October 9, 2018, by and between Loop Industries, Inc. and Pepsi-Cola Advertising and Marketing, Inc.	8-K	001-8301	October 15, 2018	10.1
10.15	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.16	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.17	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3
10.18	Form of Common Stock Subscription Agreement	8-K	001-8301	January 18, 2018	10.1
10.19	Employment Agreement, dated April 10, 2018, by and between Loop Canada Inc. and Nelson Switzer	10-Q/A	000-54768	July 11, 2018	10.12
10.20	Employment Agreement, dated December 19, 2018, by and between Loop Canada Inc. and Nelson Gentiletti.	10-K	000-54768	May 8, 2019	10.35
10.21	Employment Agreement May 28, 2019 by and between Loop Canada Inc. and Michel Megelas	10-K	000-54768	May 4, 2020	10.21
10.22	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 4, 2020	20.22

2

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith	23.1
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith

________
† Portions of this exhibit (indicated by asterisks) have been omitted.

ITEM 16. FORM 10-K SUMMARY

None.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.

Date: September 20, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: September 20, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: September 20, 2020	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Operating Officer and Chief Financial Officer (principal accounting officer and principal financial officer), Secretary and Treasurer

Date: September 20, 2020	By:	/s/ Pete Kezios
	Name:	Pete Kezios
	Title:	Director

Date: September 20, 2020	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

Date: September 20, 2020	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: September 20, 2020	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

4