Form 10-Q
period 2020-08-31
Loop Industries, Inc.
filed 2020-10-07
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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
Yes ☐  No ☒

As at October 7, 2020, there were 42,212,739 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three and Six months ended August 31, 2020
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2020	February 29, 2020

Assets
Current assets
Cash and cash equivalents	$23,128,243	$33,717,671
Sales tax, tax credits and other receivables (Note 3)	511,156	664,544
Prepaid expenses and deposits (Note 4)	2,293,283	141,226
Total current assets	25,932,682	34,523,441
Investment in joint venture (Note 9)	1,500,000	850,000
Property, plant and equipment, net (Note 5)	8,287,408	7,260,254
Intangible assets, net (Note 6)	342,930	202,863
Total assets	$36,063,020	$42,836,558

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$2,099,515	$2,082,698
Current portion of long-term debt (Note 10)	53,673	52,126
Total current liabilities	2,153,188	2,134,824
Long-term debt (Note 10)	2,316,408	2,238,026
Total liabilities	4,469,596	4,372,850

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 12)	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 39,935,210 shares issued and outstanding (February 29, 2020 – 39,910,774) (Note 12)	3,994	3,992
Additional paid-in capital	84,172,723	82,379,413
Additional paid-in capital – Warrants	9,870,241	9,785,799
Accumulated deficit	(62,297,485)	(53,317,047)
Accumulated other comprehensive loss	(156,049)	(388,449)
Total stockholders' equity	31,593,424	38,463,708
Total liabilities and stockholders' equity	$36,063,020	$42,836,558

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Expenses
Research and development (Note 13)	2,749,222	970,213	4,229,810	1,968,074
General and administrative (Note 13)	2,049,241	1,718,613	4,002,323	3,621,243
Depreciation and amortization (Notes 5 and 6)	302,587	201,403	558,561	365,739
Interest and other financial (Note 16)	(58,905)	622,183	67,871	1,124,064
Interest income	(18,039)	(192,259)	(58,386)	(192,291)
Foreign exchange loss	103,618	21,890	180,259	9,764
Total expenses	5,127,724	3,342,043	8,980,438	6,896,593

Net Loss	(5,127,724)	(3,342,043)	(8,980,438)	(6,896,593)

Other comprehensive income (loss)
Foreign currency translation adjustment	402,812	102,457	232,400	(37,685)
Comprehensive income (loss)	$(4,724,912)	$(3,239,586)	$(8,748,038)	$(6,934,278)

Loss per share
Basic and Diluted	$(0.13)	$(0.09)	$(0.22)	$(0.19)

Weighted average common shares outstanding
Basic and Diluted	39,928,047	38,383,156	39,922,443	36,548,832

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended August 31, 2020
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, May 31, 2020	39,916,905	$3,993	1	$-	$83,306,794	$9,870,241	$-	$-	$(57,169,761)	$(558,861)	$35,452,406
Issuance of shares upon the vesting of restricted stock units (Note 13)	18,305	1	-	-	(1)	-	-	-	-	-	-
Stock options issued for services (Note 13)	-	-	-	-	553,540	-	-	-	-	-	553,540
Restricted stock units issued for services (Note 13)	-	-	-	-	312,390	-	-	-	-	-	312,390
Foreign currency translation	-	-	-	-	-	-	-	-	-	402,812	402,812
Net loss	-	-	-	-	-	-	-	-	(5,127,724)	-	(5,127,724)
Balance, August 31, 2020	39,935,210	$3,994	1	$-	$84,172,723	$9,870,241	$-	$-	$(62,297,485)	$(156,049)	$31,593,424

	Three Months Ended August 31, 2019
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, May 31, 2019	34,875,032	$3,488	1	$-	$46,536,157	$1,074,633	$1,200,915	$800,000	$(42,366,142)	$(430,366)	$6,818,685
Issuance of common shares for cash, net of share issuance costs (Note 12)	4,093,567	409	-	-	26,092,669	8,663,769	-	-	-	-	34,756,847
Issuance of shares upon the vesting of restricted stock units	43,932	4			799,996			(800,000)			-
Issuance of shares upon the cashless exercise of stock options	4,565	1			(1)						-
Issuance of shares upon exercise of warrants	15,432	1			182,048	(38,300)					143,749
Stock options issued for services (Note 13)	-	-	-	-	498,198	-	-	-	-	-	498,198
Restricted stock units issued for services (Note 13)	-	-	-	-	305,130	-	-	-	-	-	305,130
Foreign currency translation	-	-	-	-	-	-	-	-	-	102,457	102,457
Net loss	-	-	-	-	-	-	-	-	(3,342,043)	-	(3,342,043)
Balance, August 31, 2019	39,032,528	$3,903	1	$-	$74,414,197	$9,700,102	$1,200,915	$-	$(45,708,185)	$(327,909)	$39,283,023

Loop Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2020
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$-	$-	$(53,317,047)	$(388,449)	$38,463,708
Warrant issued for services (Note 15)	-	-	-	-	-	84,442	-	-	-	-	84,442
Issuance of shares upon the vesting of restricted stock units (Note 13)	24,436	2	-	-	(2)	-	-	-	-	-	-
Stock options issued for services (Note 13)	-	-	-	-	1,110,435	-	-	-	-	-	1,110,435
Restricted stock units issued for services (Note 13)	-	-	-	-	682,877	-	-	-	-	-	682,877
Foreign currency translation	-	-	-	-	-	-	-	-	-	232,400	232,400
Net loss	-	-	-	-	-	-	-	-	(8,980,438)	-	(8,980,438)
Balance, August 31, 2020	39,935,210	$3,994	1	$-	$84,172,723	$9,870,241	$-	$-	$(62,297,485)	$(156,049)	$31,593,424

	Six Months Ended August 31, 2019
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392
Issuance of common shares for cash, net of share issuance costs (Note 12)	4,693,567	469	-	-	30,359,394	8,663,769	-	-	-	-	39,023,632
Issuance of shares for legal settlement	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes	319,326	32	-	-	2,372,549	316,929	-	-	-	-	2,689,510
Issuance of shares upon the vesting of restricted stock units (Note 13)	43,932	4	-	-	799,996	-	-	(800,000)	-	-	-
Issuance of shares upon the cashless exercise of stock options (Note 13)	4,565	1	-	-	(1)	-	-	-	-	-	-
Issuance of shares upon exercise of warrants (Note 15)	15,432	1			182,048	(38,300)					143,749
Stock options issued for services (Note 13)	-	-	-	-	1,073,711	-	-	-	-	-	1,073,711
Restricted stock units issued for services (Note 13)	-	-	-	-	660,307	-	-	-	-	-	660,307
Foreign currency translation	-	-	-	-	-	-	-	-	-	(37,685)	(37,685)
Net loss	-	-	-	-	-	-	-	-	(6,896,593)	-	(6,896,593)
Balance, August 31, 2019	39,032,528	$3,903	1	$-	$74,414,197	$9,700,102	$1,200,915	$-	$(45,708,185)	$(327,909)	$39,283,023

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
	2020	2019
Cash Flows from Operating Activities
Net loss	$(8,980,438)	$(6,896,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	558,561	365,739
Stock-based compensation expense (Note 13)	1,877,754	1,734,018
Accrued interest (Note 10)	19,291	215,433
Loss on revaluation of warrants (Note 16)	-	8,483
Debt accretion (Note 16)	17,658	1,035,888
Deferred financing costs (Note 16)	-	66,327
Loss (gain) on conversion of convertible notes (Note 16)	-	(232,565)
Loss on revaluation of foreign exchange contracts	11,482	-
Changes in operating assets and liabilities:
Sales tax, tax credits and other receivables (Note 3)	169,018	(123,194)
Prepaid expenses (Note 4)	(824,675)	(22,987)
Accounts payable and accrued liabilities (Note 8)	(304,438)	(1,385,978)
Net cash used in operating activities	(7,455,787)	(5,235,429)

Cash Flows from Investing Activities
Investment in joint venture (Note 9)	(650,000)	(500,000)
Deposits on machinery and equipment	(1,305,010)	-
Additions to property, plant and equipment (Note 5)	(1,116,744)	(1,202,766)
Additions to intangible assets (Note 6)	(160,484)	(82,432)
Net cash used in investing activities	(3,232,238)	(1,785,198)

Cash Flows from Financing Activities
Proceeds from sale of common shares (Note 12)	-	40,273,751
Share issuance costs (Note 12)	-	(1,106,370)
Repayment of long-term debt (Note 10)	(26,836)	(26,326)
Net cash provided from (used in) financing activities	(26,836)	39,141,055

Effect of exchange rate changes	125,433	(22,778)
Net change in cash and cash equivalents	(10,589,428)	32,097,650
Cash and cash equivalents, beginning of period	33,717,671	5,833,390
Cash and cash equivalents, end of period	$23,128,243	$37,931,040

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$19,441	$30,497
Interest received	$30,497	$192,291

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three and Six Months Ended August 31, 2020 and 2019
Notes to the Condensed Consolidated Financial Statements
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

On November 20, 2017, Loop Industries commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the SEC on May 5, 2020 and amended on May 6, 2020 and September 21, 2020. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 29, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending February 28, 2021, or any other period.

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

The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, vendors and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time. The uncertain duration of these measures have had and may continue to have an effect on our development and commercialization efforts. In particular, the situation in the United States and the continued border closures and quarantine requirements between Canada and the United States have caused disruptions in our timetable of our joint venture with Indorama in the development of our Spartanburg facility and commercialization of our technology, which is currently continuing with renewed discussions on structure and financing to address these disruptions.

Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to assess whether there will be further impact on the development and commercialization of our technology which could have a material adverse effect on our results of operations and cash flows.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the six-month periods ended August 31, 2020 and 2019 amounted to $4,229,810 and $1,968,074, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the six-month periods ended August 31, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2020, the potentially dilutive securities consisted of 1,590,470 outstanding stock options (August 31, 2019 – 1,657,081), 4,313,750 outstanding restricted stock units (August 31, 2019 – 4,419,753) and 4,884,331 outstanding warrants (August 31, 2019 – 5,040,267).

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at August 31, 2020 and February 29, 2020 were as follows:

	August 31, 2020	February 29, 2020
Sales tax	$232,506	$180 971
Research and development tax credits	177,237	447,843
Other receivables	101,413	35,730
	$511,156	$664,544

4. Prepaid Expenses and Deposits

Prepaid expenses as at August 31, 2020 and February 29, 2020 were as follows:

	August 31, 2020	February 29, 2020
Machinery and equipment	$1,305,010	$-
Insurance	907,895	61,891
Other prepaid expenses	80,378	79,335
	$2,293,283	$141,226

Deposits made on machinery and equipment are non-refundable.

5. Property, Plant and Equipment

	As at August 31, 2020
	Cost	Accumulated depreciation	Net book value
Building	$1,900,849	$(164,404)	$1,736,445
Land	234,965	-	234,965
Building and land improvements	1,446,246	(303,364)	1,142,882
Machinery and equipment	6,984,840	(1,909,269)	5,075,571
Office equipment and furniture	170,671	(73,126)	97,545
Balances, end of period	$10,737,571	$(2,450,163)	$8,287,408

	As at February 29, 2020
	Cost	Accumulated depreciation	Net book value
Building	$1,846,070	$(128,911)	$1,717,159
Land	264,868	-	264,868
Building and land improvements	733,884	(214,068)	519,816
Machinery and equipment	6,085,195	(1,426,465)	4,658,730
Office equipment and furniture	162,466	(62,785)	99,681
Balances, end of period	$9,092,483	$(1,832,229)	$7,260,254

Depreciation expense for the three- and six-month periods ended August 31, 2020 amounted to $291,498 and $539,697, respectively (2019 – 195,876 and $357,197, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

6. Intangible Assets

	August 31, 2020	February 29, 2020

Intangible assets, at cost - beginning of period	$225,174	$127,672
Intangible assets, accumulated depreciation – beginning of period	(22,310)	-
	202,864	127,672

Add: Additions in the period	153,753	99,972
Deduct: Amortization of intangibles	(18,864)	(22,631)
Deduct: Foreign exchange effect	5,177	(2,150)
	$342,930	$202,863

Amortization expense for the three- and six-month periods ended August 31, 2020 amounted to $11,088 and $18,864, respectively (2019 - $5,527 and $8,545, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

7. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilities as at August 31, 2020 and February 29, 2020:

	Fair Value Measurements as at August 31, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:
Foreign exchange contracts	$44,923	$44,923	Level 1

Instruments measured at amortized cost:
Long-term debt	$2,370,081	$2,380,882	Level 2

	Fair Value Measurements at February 29, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:
Foreign exchange contracts	$26,840	$26,840	Level 1

Instruments measured at amortized cost:
Long-term debt	$2,290,152	$2,291,109	Level 2

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2020 and February 29, 2020 were as follows:

	August 31, 2020	February 29, 2020
Trade accounts payable	$890,101	$814,081
Trade accrued liabilities	492,621	593,789
Accrued employee compensation	618,434	634,807
Foreign exchange contracts	44,923	26,840
Other accrued liabilities	53,436	13,181
	$2,099,515	$2,082,698

9. Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Agreement”) with Indorama Ventures Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited (“Indorama Ventures”), to manufacture and commercialize sustainable polyester resin. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

Under the Agreement, Indorama Ventures is contributing manufacturing knowledge and Loop Industries is required to contribute its proprietary science and technology. Specifically, the Company is contributing an exclusive world-wide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to August 31, 2020 and, as at August 31, 2020, the carrying value of the equity investment was $1,500,000, which is the total of the cash contributions we have made to ILT. During the three- and six-month periods ended August 31, 2020, we made contributions to ILT of nil and $650,000 respectively (2019 – nil and $500,000). These contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which have been capitalized in ILT.

10. Long-Term Debt

	August 31, 2020	February 29, 2020
Investissement Québec financing facility:
Principal amount	$1,693,938	$1,645,122
Unamortized discount	(279,908)	(289,852)
Accrued interest	21,250	958
Total Investissement Québec financing facility	1,435,280	1,356,228
Term loan
Principal amount	934,801	933,924
Less: current portion	(53,673)	(52,126)
Total term loan, net of current portion	881,128	881,798
Long-term debt, net of current portion	$2,316,408	$2,238,026

Investissement Québec financing facility

On February 21, 2020, the Company received $1,693,938 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,527,066 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $35,271 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2020 in the amount of $9,875 and $19,291 respectively (2019 – nil and nil) and an accretion expense of $9,112 and $17,658 respectively (2019 – nil and nil).

The Company has also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $352,707 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrant remains outstanding as at August 31, 2020.

The remaining amount available under the financing facility is $1,833,128 (CDN$2,390,766) to be received in a maximum of two additional disbursements.

Term loan

On January 24, 2018, the Company obtained a $1,073,455 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,472 (CDN$5,833) plus interest, until January 2021, at which time the monthly repayment amount and interest rate will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. During the three- and six-month periods ended August 31, 2020, we repaid $14,143 and $26,836 respectively (2019 – $13,269 and $26,326) on the principal balance of the Loan and interest paid amounted to $9,130 and $19,441 and (2019 - $13,993 and $27,062). The terms of the credit facility require the Company to comply with certain financial covenants. As at August 31, 2020 and 2019, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s long-term debt over the next five years are as follows:

Years ending	Amount
February 28, 2021	$26,836
February 28, 2022	53,673
February 28, 2023	53,673
February 29, 2024	295,660
February 28, 2025	295,660
Thereafter	1,889,818
Total	$2,615,320

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

During the three- and six-month periods ended August 31, 2020 and August 31, 2019, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

12. Stockholders’ Equity

Common Stock

For the period ended August 31, 2020	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares upon settlement of restricted stock units	24,436	2
Balance, August 31, 2020	39,935,210	$3,994

For the period ended August 31, 2019	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	4,693,567	469
Issuance of shares for services rendered	43,932	4
Issuance of shares upon the cashless exercise of stock options	4,565	1
Issuance of shares upon the exercise of warrants	15,432	1
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of Convertible notes	319,326	32
Balance, August 31, 2019	39,032,528	$3,903

During the six months ended August 31, 2020, the Company recorded the following common stock transaction:

(i)	The Company issued 24,436 shares of its common stock to settle restricted stock units that vested in the period.

During the six months ended August 31, 2019, the Company recorded the following common stock transactions:

(i)	On March 1, 2019, the Company sold 600,000 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $5,130,000;
(ii)	On March 8, 2019 and March 11, 2019, the Company issued 150,000 shares of its common stock in settlement of a legal matter;
(iii)	On April 9, 2019, the Company converted Convertible notes with a face value of $2,650,000 plus accrued interest of $80,241 at a conversion price of $8.55, into 319,326 common shares.
(iv)	On June 14, 2019, the Company sold 4,093,567 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $35,000,000;
(v)	On June 21, 2019, the Company issued 7,043 shares of common stock upon the vesting of restricted stock units related to an employee.
(vi)	On July 2, 2019 and July 3, 2019, the Company issued 23,547 shares of common stock upon the vesting of restricted stock units related to current and former Directors.
(vii)	On July 12, 2019, the Company issued 4,565 shares of common stock upon the cashless exercise of stock options related to an employee.
(viii)	On July 15, 2019, the Company issued 13,342 shares of common stock upon the vesting of restricted stock units related to a former Director.
(ix)	On July 17, 2019, the Company issued 15,432 shares of common stock upon the exercise of warrants.

13. Share-based Payments

Stock Options

During the six-month period ended August 31, 2020, the Company granted 3,389 stock options (2019 – nil) with a weighted average exercise price of $8.78 (2019 – nil), no stock options were forfeited (2019 – 39,902; weighted average exercise price: $9.67) or exercised (2019 – 5,000; weighted average exercise price: $0.80) and no stock options expired (2019 – 260,417; weighted average exercise price: $13.59).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model were as follows:

	2020	2019
Exercise price	$8.78	$-
Risk-free interest rate	1.05%	-
Expected dividend yield	0.00%	-
Expected volatility	75.95%	-
Expected life	7.5 years	-

The total number of stock options outstanding as at August 31, 2020 was 1,587,081 (2019 – 1,657,081) with a weighted average exercise price of $6.81 (2019 - $6.55), of which 1,083,748 were exercisable (2019 – 958,748) with a weighted average exercise price of $7.05 (2019 – $6.26).

During the three- and six-month periods ended August 31, 2020, stock-based compensation expense attributable to stock options amounted to $553,540 and $1,110,435 respectively (2019 - $498,198 and $1,073,711) and is included in expenses.

Restricted Stock Units

During the six-month period ended August 31, 2020, the Company granted 122,373 restricted stock units (“RSUs”) (2019 – 4,114,567) with a weighted average fair value of $8.86 (2019 – $1.06), settled 24,436 RSUs (2019 – 43,932) with a weighted average fair value of $9.78 (2019 – 10.36) and 2,989 RSUs were forfeited (2019 – 53,750) with a weighted average fair value of $8.78 (2019 – $9.82).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at August 31, 2020 was 4,313,750 (2019 – 4,218,802), of which 891,327 were vested (2019 – 1,031,684).

During the three- and six-month periods ended August 31, 2020, stock-based compensation expense attributable to RSUs amounted to $312,390 and $682,877 respectively (2019 - $305,130 and $660,307) and is included in expenses.

During the three- and six-month periods ended August 31, 2020 and August 31, 2019, stock-based compensation included in research and development expenses amounted to $352,282 and $704,289 respectively (2019 – $250,242 and $660,455), and in general and administrative expenses amounted to $513,648 and $1,173,465 respectively (2019 - $755,229 and $1,530,686).

14. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. In March 2020, the Board of Directors elected to waive the annual share reserve increase for the fiscal year ending February 28, 2021. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the six-month periods ended August 31, 2020 and 2019:

	2020	2019
	Number of units	Number of units
Outstanding, beginning of period	1,300,518	3,223,516
Share reserve increase	-	2,000,000
Units granted	(125,762)	(4,114,567)
Units forfeited	2,989	93,652
Units expired	-	260,417
Outstanding, end of period	1,177,745	1,463,018

15. Warrants

During the six-month period ended August 31, 2020, the Company issued, in exchange for consulting services, a warrant to purchase 25,000 shares of our common stock at the price of $9.43 per share expiring May 12, 2022 and warrants to issue 200,000 shares of our common stock with an exercise price of $11.00 expired. No warrants were exercised or forfeited in the six-month period ended August 31, 2020.

During the six-month period ended August 31, 2019, the Company issued a warrant to purchase 159,663 shares of our common stock at the price of $8.55 per share expiring October 5, 2020 as well as a warrant to purchase 4,093,567 shares of our common stock at the price of $11.00 per share expiring June 14, 2022. During the six-month period ended August 31, 2019, 15,432 shares of our common stock were issued upon the exercise of a warrant with an exercise price of $9.32. No warrants were forfeited and no warrants expired in the six-month period ended August 31, 2019.

16. Interest and Other Finance Costs

Interest and other finance costs for the three- and six-month periods ended August 31, 2020 and 2019 are as follows:

	Three Months Ended August 31		Six Months Ended August 31
	2020	2019	2020	2019
Interest on long-term debt	$19,005	$13,993	$38,732	$27,062
Interest on convertible notes	-	98,000	-	215,433
Accretion expense	9,112	488,325	17,658	1,035,888
Amortization of deferred finance costs	-	19,885	-	66,327
Loss (gain) on revaluation of foreign exchange contracts	(87,022)	-	11,481	-
Revaluation of warrants	-	-	-	8,483
Gain on conversion of November 2018 Notes	-	-	-	(232,565)
Other	-	1,980	-	3,436
	$(58,905)	$622,183	$67,871	$1,124,064

17. Subsequent events

On September 21, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as underwriter (the “Underwriter”), relating to the sale and issuance of an aggregate of 1,880,000 shares (the “Shares”) of the Company’s common stock. The offering price to the public of the Shares was $12.75 per share, and the Underwriters have agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $12.1125 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 282,000 shares of Common Stock at the same price per share as the Shares which was exercised for 207,000 shares. The net proceeds from the offering, including net proceeds received in connection with the Underwriter’s option to purchase additional shares, were approximately $25,087,500.

On September 2, 2020, the Company entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The Chemtex Agreement represents a total commitment of $4,300,000, of which $500,000 was paid by the Company in September 2020, and covers the know-how and design of two Infinite LoopTM facilities.

On September 10, 2020, the Company entered into a partnership agreement with Suez Groupe (“Suez”), the Enhanced Recycling Partnership Agreement (the “Partnership”), with the purpose to cooperate in building an Infinite LoopTM facility in Europe. There is currently no existing commitment by either party as to the funding of this project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and any forward-looking statements should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, including those risks identified in the “Risk Factors” section of our most recent Annual Report on Form 10-K, as amended.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin and polyester fiber suitable for use in food-grade packaging, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by preventing plastic waste and recovering waste plastic for a more sustainable future for all.

Industry Background

We believe there is an increasing demand for action to address the global plastic crisis, which has been characterized by facts provided by leading academic and not-for profit organizations. For example, the University of Georgia reports eight million metric tons of plastic waste flows into our shared oceans every year, and, according to The New Plastics Economy, by 2050 more plastic waste is expected to be present in the ocean than fish (by mass). Couple this information with the global annual market demand for PET plastic and polyester fiber at nearly $130 billion, and the current growth projections from the 2018 I Polymer Market Report indicating this will exceed $160 billion by 2022, and the need for governments and consumer brands to take decisive action to stem this global plastic crisis becomes readily apparent.

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

i)
In January 2018, Danone’s evian® brand bottled spring water committed to a 100% recycled content package by 2025;
ii)
In 2018, Coca-Cola committed to an average recycled content of 50% across its packaging by 2030;
iii)
In October 2018, PepsiCo committed to use an average of 25% recycled plastic in its packaging by 2025; PepsiCo is also aiming to use 50% recycled plastic in its bottles across the European Union by 2030;
iv)
In 2018, L’OCCITANE en Provence committed to a 100% recycled content package by 2025; and
v)
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

Our Generation I (“GEN I”) technology process yielded purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET, through depolymerization. While the monomers were of excellent purity and strong yield, we continued to challenge ourselves to drive down costs and eliminate inputs. It was during this process that we realized we could simplify our process and increase yields at a lower cost, namely by eliminating water and chlorinated solvents from the depolymerization process and reducing the number of reagents from five to two, if we shifted from the production of PTA to the production of dimethyl terephthalate (“DMT”), another proven monomer of PET that is far simpler to purify. Since June 2018, when we transitioned to this Generation II (“GEN II”) technology and our industrial pilot plant, we continue to see consistently high monomer yields, excellent purity, and improved conversion costs.

This shift, from producing the monomer PTA to the monomer DMT, was a pivotal moment for Loop Industries. We believe that the GEN II technology requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is one of the most environmentally sustainable methods for producing virgin quality food-grade PET plastic in the world.

In connection with the continuing development of our GEN II technology, we continued to invest in our industrial pilot plant. We made capital investments in the pilot plant of $1,116,744 during the six months ended August 31, 2020.

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

●
The GEN II technology portfolio currently consists of four patent families:

o
The first has an issued U.S. patent and an allowed U.S. application, all expected to expire on or around September 2037. Internationally, we also have an allowed application in Bangladesh, and pending applications in Argentina, Australia, Bolivia, Bhutan, Brazil, Canada, China, Eurasia, Europe, members of the Gulf Cooperation Council, India, Iraq, Israel, Japan, Korea, Mexico, Pakistan, Philippines, South Africa, Taiwan, Uruguay, and Venezuela, all expected to expire on or around September 2038, if granted.

o
An additional aspect of the GEN II technology is claimed in an allowed U.S. application, and non-PCT country applications in Argentina, Bangladesh, Bolivia, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay, all expected to expire on or around June 2039, not including any patent term extension.

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

In the last years, we have made a significant number of announcements with some of the world’s leading brands to be supplied from our planned first commercial facility from our joint venture with Indorama Ventures Holdings LP (“Indorama”) in Spartanburg, South Carolina, including:

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

Commercialization Progress

During the six months ended August 31, 2020, we continued executing our corporate strategy where Loop Industries focused on developing two distinct business models for the commercialization of Loop™ PET resin and polyester fiber to customers: 1) from our joint venture with Indorama, and 2) from Infinite LoopTM, our state of the art manufacturing technology.

In September 2018 we announced a joint venture with Indorama to retrofit their existing PET manufacturing facilities. The joint venture was formed with the objective to manufacture and commercialize sustainable Loop™ PET resin and polyester fiber to meet the growing global demand from beverage and consumer packaged goods companies. This partnership brings together Indorama’s manufacturing footprint and Loop Industries’ proprietary technology to become a supplier in the ‘circular’ economy for 100% sustainable and recycled PET resin and polyester fiber.

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

As disclosed in our 10-Q for the period ended August 31, 2019, the joint venture decided to double the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year. Following that decision, we identified a number of enhancements to the plant design to improve the operability and optimize the total construction cost of the plant and expected the commissioning of the plant to occur in the third quarter of calendar 2021.

We have currently contracted for the sale of the initial 20,700 metric tons expected output of the Spartanburg facility and we continue discussions to contract the additional volume up to its planned increased capacity of 40,000 metric tons. As part of the Joint Venture Agreement to establish the facility to produce 40,000 metric tons, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the six-month period ended August 31, 2020 we made a contribution of $650,000 and as at August 31, 2020, we have contributed a total of $1,500,000 to the joint venture.

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

Over the period, our team in Canada continued to optimize our technology and make engineering design improvements which have reduced both capital and operating costs and further enhanced the projected return on investment for the project. These improvements were achieved together with Worley Group Inc. (“Worley”), a leading global engineering, procurement and construction company.

In order to move forward more expeditiously with the Spartanburg facility and its overall commercialization plans, and in light of the continuing improvements which have been achieved, we have expressed our desire to and are exploring joint venture structures and financing alternatives with Indorama to increase our equity participation in the project. Indorama has reiterated to the joint venture its commitment to maintaining an investment in the Spartanburg project, which is strategically important to support the sustainability objectives of its customers. Discussions on the joint venture structure and financing are on-going.

In our 10-K which was filed on May 5, 2020 and amended on May 6, 2020 and September 21, 2020 we indicated that we were monitoring the COVID-19 pandemic and the possible impacts it could have on the expected commissioning date. The continued border closures and quarantine requirements between Canada and the US continued to cause disruptions in our timetable. As a result, we continue to expect a delay in the anticipated commissioning date of the facility. The revised commissioning date will be established once the COVID- 19 situation subsides and the border re-opens.

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

In September 2020, we made two key announcements regarding significant advancements for the Infinite LoopTM manufacturing technology. First, we completed a partnership with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). Coupled with Loop Industries’ depolymerization technology, INVISTA’s leading depolymerization know-how make Infinite Loop™ manufacturing facilities an end-to-end solution to meet the global demand for Loop™ branded PET resin and polyester fiber made from 100% recycled content.

Second, we announced a strategic partnership with SUEZ GROUPE (“SUEZ”), a world leader in environmental services, with plans to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite LoopTM technology package and the resource management expertise of SUEZ, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies who we believe are committed to aggressive targets for a high level of recycled content in their products.

During this quarter, we also accelerated the completion of our engineering design together with Worley which is a key partner in the deployment of Loop’s PET manufacturing facilities and plays a key role in the integration of our depolymerization process with INVISTA’s polymerization technology.

In addition to the capital requirements for our commercialization we plan to continue to allocate available capital to strengthen our intellectual property portfolio, build a core competency in managing strategic relationships and continue enhancing our brand value. Our research and development innovation hub in Terrebonne, Québec, Canada will continue to push forward the development of our technology.

We are investing in building a strong management team to integrate best in class processes and practices while maintaining our entrepreneurial culture. On March 9, 2020, we hired Mr. Stephen Champagne as Chief Technology Officer. Mr. Champagne has over 25 years of industrial experience having participated in all project phases from laboratory development through engineering, procurement, and construction, all the way to plant commissioning. On September 21, 2020, we hired Ms. Sheila Morin as Chief Marketing Officer. Ms. Morin has more than 20 years of experience in sales and marketing and has worked for large global consumer packaged goods companies such as L’Oréal, Danone and Proctor & Gamble. Immediately prior to joining Loop Industries, she held the position of Executive Vice-President & CMO, Brands and Consumer Experience at Cirque du Soleil Group.

Results of Operations

The following table summarizes our operating results for the three-month periods ended August 31, 2020 and 2019, in U.S. Dollars.

	Three Months Ended August 31
	2020	2019	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	352,282	317,353	34,929
Other research and development	2,396,940	652,860	1,744,080
Total research and development	2,749,222	970,213	1,779,009

General and administrative
Stock-based compensation	513,648	485,975	27,673
Other general and administrative	1,535,593	1,232,638	302,955
Total general and administrative	2,049,241	1,718,613	330,628

Depreciation and amortization	302,587	201,403	101,184
Interest and other financial	(58,905)	622,183	(681,088))
Interest income	(18,039)	(192,259)	174,220
Foreign exchange loss	103,618	21,890	81,728
Total operating expenses	5,127,724	3,342,043	1,785,681
Net loss	$(5,127,724)	$(3,342,043)	$(1,785,681))

Second Quarter Ended August 31, 2020

The net loss for the three-month period ended August 31, 2020 increased $1.79 million to $5.13 million, as compared to the net loss for the three-month period ended August 31, 2019 which was $3.34 million. The increase of $1.79 million is primarily attributable to higher research and development expenses of $1.78 million, higher general and administrative expenses of $0.33 million, higher depreciation and amortization expenses, a decrease in interest income of $0.17 million and an increase in foreign exchange loss, offset by lower interest and other financial expenses of $0.68 million.

Research and development expenses for the three-month period ended August 31, 2020 amounted to $2.75 million compared to $0.97 million for the three-month period ended August 31, 2019, representing an increase of $1.78 million, or representing an increase of $1.74 million excluding stock-based compensation. The increase of $1.74 million was primarily attributable to higher engineering fees of $0.93 million due to investment in the engineering design of our depolymerization process, higher plant and laboratory consumables and maintenance expenses of $0.31 million, higher employee compensation expenses of $0.26 million and by lower research and development tax credits of $0.10 million. During the three-month period ended August 31, 2020, the Company recorded a COVID-19 related government wage subsidy of $0.07 million in research and development expenses. The increase in non-cash stock-based compensation expense of $0.03 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the three-month period ended August 31, 2020 amounted to $2.04 million compared to $1.72 million for the three-month period ended August 31, 2019, representing an increase of $0.33 million, or an increase of $0.30 million excluding stock-based compensation. The increase of $0.30 million was mainly attributable to higher insurance expenses of $0.36 and higher legal and professional fees of $0.23 million offset by lower employee compensation costs of $0.23 million. During the three-month period ended August 31, 2020, the Company recorded a COVID-19 related government wage subsidy of $0.02 million in general and administrative expenses. Stock-based compensation expense for the three-month period ended August 31, 2020 amounted to $0.51 million compared to $0.49 million for the three-month period ended August 31, 2019, representing an increase of $0.03 million, which was mainly attributable lower stock awards provided to executives.

Depreciation and amortization expenses for the three-month period ended August 31, 2020 totaled $0.30 million compared to $0.20 million for the three-month period ended August 31, 2019, representing an increase of $0.10 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other financial expenses for the three-month period ended August 31, 2020 totaled $(0.06) million compared to $0.62 million the three-month period ended August 31, 2019, representing a decrease of $0.68 million. The decrease is mainly attributable to a decrease in accretion expense of $0.48 million, a decrease in interest expense on convertible notes of $0.10 million and by an increase in gain on revaluation of foreign exchange contracts of $0.09 million.

Six Months Ended August 31, 2020

The following table summarizes our operating results for the six-month periods ended August 31, 2020 and 2019, in U.S. Dollars.

	Six Months Ended August 31
	2020	2019	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	704,289	629,788	74,501
Other research and development	3,525,521	1,338,286	2,187,235
Total research and development	4,229,810	1,968,074	2,261,736

General and administrative
Stock-based compensation	1,173,465	1,104,230	69,235
Other general and administrative	2,828,858	2,517,013	311,845
Total general and administrative	4,002,323	3,621,243	381,080

Depreciation and amortization	558,561	365,739	192,822
Interest and other financial	67,871	1,124,064	(1,056,193)
Interest income	(58,386)	(192,291)	133,905
Foreign exchange (gain) loss	180,259	9,764	170,495
Total operating expenses	8,980,438	6,896,593	2,083,845
Net loss	$(8,980,438)	$(6,896,593)	$(2,083,845)

The net loss for the six-month period ended August 31, 2020 increased by $2.08 million to $8.98 million, as compared to the net loss for the six-month period ended August 31, 2019 which was to $6.90 million. The increase of $2.08 million is primarily due to higher research and development expenses of $2.26 million, higher general and administrative expenses of $0.38 million, higher depreciation and amortization expenses, a higher foreign exchange loss and lower interest income of $0.13 million, offset by an decrease in interest and other financial expenses of $1.06 million.

Research and development expenses for the six-month period ended August 31, 2020 amounted to $4.23 million compared to $1.97 million for the six-month period ended August 31, 2019, representing an increase of $2.26 million, or representing an increase of $2.19 million excluding stock-based compensation. The increase of $2.19 million was primarily attributable to higher engineering fees of $0.97 million, partly due to investment in the engineering design of our depolymerization process, higher plant and laboratory consumables and maintenance expenses of $0.37 million, higher employee compensation expenses of $0.33 million and by lower research and development tax credits of $0.38 million. During the six-month period ended August 31, 2020, the Company recorded a decrease in refundable research and development tax credits receivable, increasing research and development expenses by $0.27 million which was partially offset by a COVID-19 related government wage subsidy of $0.19 million The decrease in non-cash stock-based compensation expense of $0.07 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the six-month period ended August 31, 2020 amounted to $4.00 million compared to $3.62 million for the six-month period ended August 31, 2019, representing an increase of $0.38 million, or an increase of $0.31 million excluding stock-based compensation. The increase of $0.31 million was mainly attributable to higher insurance expenses of $0.73 offset by lower employee compensation costs of $0.32 million. During the six-month period ended August 31, 2020, the Company recorded a COVID-19 related government wage subsidy of $0.06 million in general and administrative expenses. Stock-based compensation expense for the six-month period ended August 31, 2020 amounted to $1.17 million compared to $1.10 million for the six-month period ended August 31, 2019, representing a decrease of $0.07 million, which was mainly attributable lower stock awards provided to executives.

Depreciation and amortization expenses for the six-month period ended August 31, 2020 totaled $0.59 million compared to $0.37 million for the six-month period ended August 31, 2019, representing an increase of $0.19 million. This increase is mainly attributable to the addition of fixed assets at the Company’s pilot plant and corporate offices.

Interest and other finance costs for the six-month period ended August 31, 2020 totaled $0.07 million compared to $1.13 million the six-month period ended August 31, 2019, representing a decrease of $1.06 million. The decrease is mainly attributable to a decrease in accretion expense of $1.02 million and a decrease in interest expense on convertible notes of $0.22 million offset by a decrease in gain on conversion of convertible notes of $0.23 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are a development stage company with no revenues, and our ongoing operations and commercialization plans are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations, reflecting the potential for commercializing our branded resin and the progress made to date in implementing our business plans. As at August 31, 2020, we had cash and cash equivalents on hand of $23.13 million.

Management continues to be positive about our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations. Although we continue to be in a good liquidity position with cash and cash equivalents on hand of $23.13 million, in light of the current global COVID-19 pandemic and its impacts on the global capital markets, our liquidity position may change, including the inability to raise new equity and debt, disruption in completing repayments or disbursements to our creditors.

On September 21, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as underwriter (the “Underwriter”), relating to the sale and issuance of an aggregate of 1,880,000 shares (the “Shares”) of the Company’s common stock. The offering price to the public of the Shares was $12.75 per share, and the Underwriters have agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $12.1125 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 282,000 shares of Common Stock at the same price per share as the Shares which was exercised for 207,000 shares. The estimated net proceeds from the offering, including net proceeds received in connection with the Underwriter’s option to purchase additional shares, were $25.09 million.

As reflected in the accompanying interim unaudited condensed consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund planned operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the August 31, 2020 interim condensed consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

As at August 31, 2020, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,073,455 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,472 (CDN$5,833) plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its Pilot Plant up to a maximum of $3,527,066 (CDN$4,600,000). We received the first disbursement in the amount of $1,693,938 (CDN$2,209,234) on February 21, 2020. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $352,707 (CDN$460,000). The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six-month period ended August 31, 2020 and 2019 was as follows:

	Six Months Ended August 31
	2020	2019
Net cash used in operating activities	$(7,455,787)	$(5,235,429)
Net cash used in investing activities	(3,232,238)	(1,785,198)
Net cash provided (used) by financing activities	(26,836)	39,141,055
Effect of exchange rate changes on cash and cash equivalents	125,433	(22,778)
Net increase (decrease) in cash and cash equivalents	$(10,589,428)	$32,097,650

Net Cash Used in Operating Activities

During the six months ended August 31, 2020, we used $7,46 million in operations compared to $5.24 million during the six months ended August 31, 2019. The increase in cash used in operations of $2.22 million is mainly attributable to the prepayment of annual directors’ and officers’ insurance premium and other prepayments of $0.8 million and increased research and development expenses. The variation in the amount of prepaid directors and officers insurance is due to an increase of $1.30 million of the annual premium as well as a change in the payment structure wherein a full up-front payment was made in the current year compared to monthly payments being made in the prior year. The Company continued to invest in research and development on its existing technologies and new technologies, particularly on the evolution of its GEN II technology as the Company moves to the next phase of commercialization.

Net Cash Used in Investing Activities

During the six months ended August 31, 2020, the Company made investments of $1.12 million in property, plant and equipment as compared to $1.20 million for the six months ended August 31, 2019, primarily in connection with the upgrade of its GEN II industrial pilot plant. Additionally, the Company has made deposits on equipment of $1.04 million as at August 31, 2020 compared to nil at August 31, 2019.

During the six months ended August 31, 2020, the Company made investments in intangible assets of $0.16 million as compared to $0.08 million for the six months ended August 31, 2019, particularly in its GEN II patent technology in the United States and around the world.

During the six months ended August 31, 2020, the Company also made a contribution of $0.65 million to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA compared to $0.50 million for the six months ended August 31, 2019.

Net Cash Provided from (Used in) Financing Activities

During the six months ended August 31, 2020, we repaid $0.03 million of long-term debt.

Off-Balance Sheet Arrangements

As at August 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at August 31, 2020, we did not have any significant lease obligations to third parties.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2020.

B.
Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the six-month period ended August 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 5, 2020 and amended on May 6, 2020 and September 21, 2020. Other than as included below, no material changes to such risk factors have occurred during the six months ended August 31, 2020.

The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.

The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, vendors and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time.  In an effort to control the spread of COVID-19, governments and municipalities around the world have instituted restrictive measures, including orders to shelter-in-place, travel restrictions, mandated business closures and social distancing. The pandemic and resulting governmental restrictions and regulations have adversely affected businesses, economies, and financial markets globally, leading to an economic downturn, a sharp increase in unemployment and increased market volatility of uncertain severity and duration.

The uncertain duration of these measures have had and may continue to have increasingly negative effects on critical development and commercialization efforts.  In particular, although we were able to take advantage of exemptions in the order from Québec provincial government closing all non-essential business and commercial activity in the province during the shutdown period between March 25, 2020 and May 11, 2020 to continue reduced operations at our pilot plant, the situation in the United States and the continued border closures and quarantine requirements between Canada and the United States have caused disruptions in our timetable of our joint venture with Indorama in the development of our Spartanburg facility and commercialization of our technology. We cannot ensure whether there will be further delays in light of the COVID-19 pandemic and further impact on the development and commercialization of our technology could have a material adverse effect on our results of operations and cash flows.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we may experience further restrictions on the movement of employees, disruption of supply chains, shipping of raw materials, restrictions on manufacturing and decline in value of assets held by us, including property and equipment.  In particular, the COVID-19 outbreak has caused disruption to our business, including our furloughing a number of employees, which have now returned to work.  Additionally, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.  Further, we are in the process of obtaining all necessary permits and approvals for the operation of our business, which processes may be delayed due to the impact of the COVID-19 pandemic.

Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to accurately forecast any effects on our results of operations for 2021 and beyond.  Additionally, our efforts to mitigate the impact of COVID-19 on our business, employees and the community in which we operate efforts may not be successful and may require additional costs and have a material adverse effect on our results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2020, we issued a warrant to acquire 25,000 shares of common stock at a strike price of $9.43 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
4.1	Amendment to Securities Purchase Agreement dated June 14, 2019 between Loop Industries, Inc. and the Purchaser identified therein.	8-K	001-38301	14-Jun-19	10.1
10.1	Employment Agreement, dated August 26, 2020, by and between Loop Canada Inc. and Sheila Morin		Filed herewith
10.2	Know-how and Engineering Agreement, dated September 2, 2020, by and between Loop Canada Inc. and Chemtex Global Corporation		Filed herewith
10.3	Enhanced Recycling Partnership Agreement, dated September 10, 2020, by and between Loop Industries, Inc. and Suez Groupe		Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	05-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 7, 2020	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 7, 2020	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)