Form 10-Q
period 2020-11-30
Loop Industries, Inc.
filed 2021-01-14
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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
Yes ☐  No ☒

As at January 14, 2021, there were 42,413,691 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three and Nine months ended November 30, 2020
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	November 30, 2020	February 29, 2020

Assets
Current assets
Cash and cash equivalents	$43,613,815	$33,717,671
Sales tax, tax credits and other receivables (Note 3)	1,182,107	664,544
Prepaid expenses and deposits (Note 4)	1,230,442	141,226
Total current assets	46,026,364	34,523,441
Investment in joint venture (Note 9)	1,500,000	850,000
Property, plant and equipment, net (Note 5)	3,355,410	7,260,254
Intangible assets, net (Note 6)	631,590	202,863
Total assets	$51,513,364	$42,836,558

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$4,088,147	$2,082,698
Current portion of long-term debt (Note 10)	53,992	52,126
Total current liabilities	4,142,139	2,134,824
Long-term debt (Note 10)	2,336,374	2,238,026
Total liabilities	6,478,513	4,372,850

Commitments and Continencies (Note 17)

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 12)	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 42,412,739 shares issued and outstanding (February 29, 2020 – 39,910,774) (Note 12)	4,242	3,992
Additional paid-in capital	112,112,970	82,379,413
Additional paid-in capital – Warrants	9,475,996	9,785,799
Accumulated deficit	(76,468,478)	(53,317,047)
Accumulated other comprehensive loss	(89,879)	(388,449)
Total stockholders' equity	45,034,851	38,463,708
Total liabilities and stockholders' equity	$51,513,364	$42,836,558

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Expenses
Research and development (Notes 13 and 14)	6,274,283	1,278,172	10,504,093	3,246,246
General and administrative (Note 14)	2,724,016	1,825,813	6,726,339	5,447,056
Write-down and impairment of property, plant and equipment (Note 5)	5,034,606	-	5,043,120	-
Depreciation and amortization (Notes 5 and 6)	104,307	219,628	654,354	562,382
Interest and other financial (income) expenses (Note 17)	(41,855)	693,027	26,016	1,817,091
Interest income	(20,008)	(171,274)	(78,394)	(363,565)
Foreign exchange loss	95,644	5,533	275,903	15,297
Total expenses	14,170,993	3,850,899	23,151,431	10,747,492

Net Loss	(14,170,993)	(3,850,899)	(23,151,431)	(10,747,492)

Other comprehensive income (loss)
Foreign currency translation adjustment	66,170	7,552	298,570	(30,133)
Comprehensive income (loss)	$(14,104,823)	$(3,843,347)	$(22,852,861)	$(10,777,625)

Loss per share
Basic and Diluted	$(0.34)	$(0.10)	$(0.57)	$(0.29)

Weighted average common shares outstanding
Basic and Diluted	41,715,806	39,133,627	40,515,885	37,404,165

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended November 30, 2020
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, August 31, 2020	39,935,210	$3,994	1	$-	$84,172,723	$9,870,241	$-	$-	$(62,297,485)	$(156,049)	$31,593,424
Issuance of common shares for cash, net of share issuance costs (Note 12)	2,087,000	209	-	-	24,996,419	-	-	-	-	-	24,996,628
Issuance of shares upon exercise of warrants (Note 16)	190,529	19	-	-	2,046,854	(394,245)	-	-	-	-	1,652,628
Issuance of shares upon the vesting of restricted stock units (Notes 12 and 14)	200,000	20	-	-	(20)	-	-	-	-	-	-
Stock options granted for services (Note 14)	-	-	-	-	551,720	-	-	-	-	-	551,720
Restricted stock units granted for services (Note 14)	-	-	-	-	345,274	-	-	-	-	-	345,274
Foreign currency translation	-	-	-	-	-	-	-	-	-	66,170	66,170
Net loss	-	-	-	-	-	-	-	-	(14,170,993)	-	(14,170,993)
Balance, November 30, 2020	42,412,739	$4,242	1	$-	$112,112,970	$9,475,996	$-	$-	$(76,468,478)	$(89,879)	$45,034,851

	Three Months Ended November 30, 2019
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, August 31, 2019	39,032,528	$3,903	1	$-	$74,414,197	$9,700,102	$1,200,915	-	$(45,708,185)	$(327,909)	$39,283,023
Issuance of common shares for cash, net of share issuance costs (Note 12)	-	-	-	-	-	-	-	-	-	-	-
Issuance of shares upon the vesting of restricted stock units (Notes 12 and 14)	200,000	20			(20)			-			-
Stock options granted for services (Note 14)	-	-	-	-	549,810	-	-	-	-	-	549,810
Restricted stock units granted for services (Note 14)	-	-	-	-	326,983	-	-	-	-	-	326,983
Foreign currency translation	-	-	-	-	-	-	-	-	-	7,552	7,552
Net loss	-	-	-	-	-	-	-	-	(3,850,899)	-	(3,850,899)
Balance, November 30, 2019	39,232,528	$3,923	1	$-	$75,290,970	$9,700,102	$1,200,915	-	$(49,559,084)	$(320,357)	$36,316,469

	Nine Months Ended November 30, 2020
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$-	$-	$(53,317,047)	$(388,449)	$38,463,708
Issuance of common shares for cash, net of share issuance costs (Note 12)	2,087,000	209	-	-	24,996,419	-	-	-	-	-	24,996,628
Issuance of shares upon exercise of warrants (Note 16)	190,529	19	-	-	2,046,853	(394,245)	-	-	-	-	1,652,627
Warrant issued for services (Note 16)	-	-	-	-	-	84,442	-	-	-	-	84,442
Issuance of shares upon the vesting of restricted stock units (Notes 12 and 14)	224,436	22	-	-	(22)	-	-	-	-	-	-
Stock options granted for services (Note 14)	-	-	-	-	1,662,155	-	-	-	-	-	1,662,155
Restricted stock units granted for services (Note 14)	-	-	-	-	1,028,152	-	-	-	-	-	1,028,152
Foreign currency translation	-	-	-	-	-	-	-	-	-	298,570	298,570
Net loss	-	-	-	-	-	-	-	-	(23,151,431)	-	(23,151,431)
Balance, November 30, 2020	42,412,739	$4,242	1	$-	$112,112,970	$9,475,996	$-	$-	$(76,468,478)	$(89,879)	$45,034,851

	Nine Months Ended November 30, 2019
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392
Issuance of common shares for cash, net of share issuance costs (Note 12)	4,693,567	469	-	-	30,359,394	8,663,769	-	-	-	-	39,023,632
Issuance of shares for legal settlement	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes	319,326	32	-	-	2,372,549	316,929	-	-	-	-	2,689,510
Issuance of shares upon the vesting of restricted stock units (Notes 12 and 14)	243,932	24		-	799,976			(800,000)			-
Issuance of shares upon the cashless exercise of stock options (Note 14)	4,565	1			(1)						-
Issuance of shares upon exercise of warrants	15,432	1			182,048	(38,300)					143,749
Stock options granted for services (Note 14)	-	-	-	-	1,628,897	-	-	-	-	-	1,628,897
Restricted stock units granted for services (Note 14)	-	-	-	-	981,914	-	-	-	-	-	981,914
Foreign currency translation	-	-	-	-	-	-	-	-	-	(30,133)	(30,133)
Net loss	-	-	-	-	-	-	-	-	(10,747,492)	-	(10,747,492)
Balance, November 30, 2019	39,232,528	$3,923	1	$-	$75,290,970	$9,700,102	$1,200,915	-	$(49,559,084)	$(320,357)	$36,316,469

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
	2020	2019
Cash Flows from Operating Activities
Net loss	$(23,151,431)	$(10,747,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	654,354	562,382
Stock-based compensation expense (Note 14)	2,774,749	2,610,811
Write-down and impairment of property, plant and equipment (Note 5)	5,043,120	22,985
Accretion and accrued interest (Note 10)	56,259	1,898,409
Loss on revaluation of warrants	-	8,483
Deferred financing costs	-	86,212
Gain on conversion of convertible notes	-	(232,565)
Loss (gain) on revaluation of foreign exchange contracts	(58,945)	10,881
Changes in operating assets and liabilities:
Sales tax, tax credits and other receivables (Note 3)	(477,855)	(37,536)
Prepaid expenses (Note 4)	(1,075,291)	52,649
Accounts payable and accrued liabilities (Note 8)	1,690,789	(1,054,967)
Net cash used in operating activities	(14,544,251)	(6,819,748)

Cash Flows from Investing Activities
Investment in joint venture (Note 9)	(650,000)	(850,000)
Additions to property, plant and equipment (Note 5)	(1,580,795)	(1,647,433)
Additions to intangible assets (Note 6)	(155,798)	(95,488)
Net cash used in investing activities	(2,386,593)	(2,592,921)

Cash Flows from Financing Activities
Proceeds from sale of common shares and exercise of warrants, net of share issuance costs (Note 12)	26,649,253	39,167,381
Repayment of long-term debt (Note 10)	(32,781)	(39,506)
Net cash provided from financing activities	26,616,472	39,127,875

Effect of exchange rate changes	210,516	(57,105)
Net change in cash and cash equivalents	9,896,144	29,658,101
Cash and cash equivalents, beginning of period	33,717,671	5,833,390
Cash and cash equivalents, end of period	$43,613,815	$35,491,491

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$28,613	$45,668
Interest received	$78,394	$363,565

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three and Nine Months Ended November 30, 2020 and 2019
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. The Company and Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop Industries,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber.

On November 20, 2017, Loop Industries commenced trading on the NASDAQ Global Market under its new trading symbol, “LOOP.” From April 10, 2017 to November 19, 2017, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “LLPP.”

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the SEC on May 5, 2020. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 29, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and nine-month periods ended November 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending February 28, 2021, or any other period.

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

The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, vendors and other parties with whom we do business, and such disruptions are expected to continue for an indefinite period of time. The uncertain duration of these measures has had and may continue to have an effect on our development and commercialization efforts. In particular, as previously disclosed, the situation in the United States and the continued travel restrictions and quarantine requirements between Canada and the United States have caused disruptions in our timetable of our joint venture with Indorama in the development of our Spartanburg facility and commercialization of our technology.

Although the Company continues to monitor the situation and may adjust the Company’s current policies as more information and public health guidance become available, the COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to assess whether there will be further impact on the development and commercialization of the Company’s technology which could have a material adverse effect on the Company’s results of operations and cash flows.

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

Stock-based compensation

The Company periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and where there are no performance conditions, recognized as compensation expense on the straight-line basis over the vesting period and where performance conditions exist, recognize compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Starting in the current quarter, machinery and equipment purchases related to the pilot plant which is now dedicated solely to research and development activities with no alternative use are also expensed as incurred. Total research and development costs recorded during the three- and nine-month periods ended November 30, 2020 amounted to $6,724,283 and $10,504,093 (2019 – $1,278,172 and $3,246,246), respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the three- and nine-month periods ended November 30, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2020, the potentially dilutive securities consisted of 1,590,470 outstanding stock options (November 30, 2019 – 1,657,081), 4,171,609 outstanding restricted stock units (November 30, 2019 – 4,219,753) and 4,693,802 outstanding warrants (November 30, 2019 – 5,040,267).

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. ASU 2018-02 is applicable beginning March 1, 2020. The adoption of the standard had no impact on the consolidated financial statements of the Company.

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at November 30, 2020 and February 29, 2020 were as follows:

	November 30, 2020	February 29, 2020
Sales tax	$669,966	$180 971
Research and development tax credits	390,885	447,843
Other receivables	121,256	35,730
	$1,182,107	$664,544

4. Prepaid Expenses and Deposits

Prepaid expenses and deposits as at November 30, 2020 and February 29, 2020 were as follows:

	November 30, 2020	February 29, 2020
Deposits on machinery and equipment	$747,250	$-
Insurance	427,013	61,891
Other prepaid expenses	56,179	79,335
	$1,230,442	$141,226

Non-refundable cash deposits on machinery and equipment that will be used in research and development activities will be expensed, and classified as research and development expenses, in the period the equipment is received and placed into use.

5. Property, Plant and Equipment

	As at November 30, 2020
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,912,138	$(181,308)	$1,730,830
Land	236,360	-	236,360
Building and land improvements	1,602,766	(379,164)	1,223,602
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	260,220	(95,602)	164,618
Balances, end of period	$10,525,736	$(7,170,326)	$3,355,410

	As at February 29, 2020
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,846,070	$(128,911)	$1,717,159
Land	264,868	-	264,868
Building and land improvements	733,884	(214,068)	519,816
Machinery and equipment	6,085,195	(1,426,465)	4,658,730
Office equipment and furniture	162,466	(62,785)	99,681
Balances, end of period	$9,092,483	$(1,832,229)	$7,260,254

Depreciation expense for the three- and nine-month periods ended November 30, 2020 amounted to $93,006 and $624,189, respectively (2019 – $212,968 and $570,165, respectively), and is recorded as an expense in the consolidated statements of operations and comprehensive loss.

During the three- and nine-month periods ended November 30, 2020, the Company recorded write-down and impairment expenses of $5,034,606 and 5,043,120, respectively (2019 – nil and $22,985). In the quarter ended November 30, 2020, the Company’s management made the decision to convert its pilot plant to exclusively a demonstration and training facility for our future Infinite Loop™ manufacturing facilities, therefore foregoing any alternative future use of its machinery and equipment assets contained within the pilot plant. As such, the carrying value of the machinery and equipment was written off resulting in an expense of $5,034,606 being recognized in the three-month period ended November 30, 2020. With the decision to dedicate the demonstration and training facility to research and development, the accounting for future costs associated with these activities are considered in scope of ASC 730, Research and Development Costs, and will be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss in the period they are incurred. During the three-month period ended November 30, 2020, the Company purchased $2,325,540 of machinery and equipment associated with its ongoing research and development activities, which have no future alternative use and as such, were recognized as research and development expenses in the consolidated statements of operations and comprehensive loss. See Note 13 for components of research and development expenses.

6. Intangible Assets

	November 30, 2020	February 29, 2020

Intangible assets, at cost - beginning of period	$225,174	$127,672
Intangible assets, accumulated depreciation – beginning of period	(22,311)	-
	202,863	127,672

Additions in the period	452,758	99,972
Amortization of intangibles	(30,165)	(22,631)
Foreign exchange effect – increase (decrease)	6,133	(2,150)
	$631,589	$202,863

Amortization expense for the three- and nine-month periods ended November 30, 2020 amounted to $11,301 and $30,165, respectively (2019 - $6,660 and $15,202, respectively), and is recorded as an expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

7. Fair value of financial instruments

The following tables present the fair value of the Company’s financial (assets) liabilities as at November 30, 2020 and February 29, 2020:

	Fair Value Measurements as at November 30, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:
Foreign exchange contracts	$(25,797)	$(25,797)	Level 2

Instruments measured at amortized cost:
Long-term debt	$2,390,366	$2,400,897	Level 2

	Fair Value Measurements at February 29, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at fair value on a recurring basis:
Foreign exchange contracts	$26,840	$26,840	Level 2

Instruments measured at amortized cost:
Long-term debt	$2,290,152	$2,291,109	Level 2

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2020 and February 29, 2020 were as follows:

	November 30, 2020	February 29, 2020
Trade accounts payable	$1,514,881	$814,081
Accrued engineering fees	686,061	-
Accrued employee compensation and payroll taxes	678,925	873,242
Accrued professional fees	676,153	133,038
Accrued cost of machinery and equipment	415,522	92,126
Other accrued liabilities	116,605	170,211
	$4,088,147	$2,082,698

9. Joint Venture

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Indorama Ventures Holdings LP, USA, an indirect subsidiary of Indorama Ventures Public Company Limited, to manufacture and commercialize sustainable polyester resin. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

Under the Joint Venture Agreement, Indorama Ventures is contributing manufacturing knowledge and Loop Industries is required to contribute its proprietary science and technology. Specifically, the Company is contributing an exclusive world-wide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to November 30, 2020 and, as at November 30, 2020, the carrying value of the equity investment was $1,500,000, which is the total of the cash contributions we have made to ILT. During the three- and nine-month periods ended November 30, 2020, we made contributions to ILT of nil and $650,000 respectively (2019 – $350,000 and $850,000). These contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which have been capitalized in ILT.

The joint venture made a decision in July that due to the COVID-19 situation it would delay work on the project. Since then, no expenditures have been incurred by the joint venture.

10. Long-Term Debt

	November 30, 2020	February 29, 2020
Investissement Québec financing facility:
Principal amount	$1,703,998	$1,645,122
Unamortized discount	(272,036)	(289,852)
Accrued interest	31,549	958
Total Investissement Québec financing facility	1,463,511	1,356,228
Term loan
Principal amount	926,855	933,924
Less: current portion	(53,992)	(52,126)
Total term loan, net of current portion	872,863	881,798
Long-term debt, net of current portion	$2,336,374	$2,238,026

Investissement Québec financing facility

On February 21, 2020, the Company received $1,703,998 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,548,014 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $35,480 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The Company recorded interest expense on the Investissement Québec loan for the three- and nine-month periods ended November 30, 2020 in the amount of $10,003 and $28,816 respectively (2019 – nil and nil) and an accretion expense of $9,387 and $27,045 respectively (2019 – nil and nil).

The Company has also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $354,801 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrant remains outstanding as at November 30, 2020.

The remaining amount available under the financing facility is $1,844,015 (CDN$2,390,766) to be received in a maximum of two additional disbursements.

Term loan

On January 24, 2018, the Company obtained a $1,079,830 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,499 (CDN$5,833) plus interest, until January 2021, at which time the monthly repayment amount and interest rate will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. In January 2021, the Company and the Canadian bank agreed to maintain the same repayment amount and interest rate until January 2022. During the three- and nine-month periods ended November 30, 2020, we repaid $13,497 and $32,781 respectively (2019 – $13,168 and $39,506) on the principal balance of the Loan and interest paid amounted to $9,172 and $29,102 and (2019 - $14,778 and $41,840). The terms of the credit facility require the Company to comply with certain financial covenants. As at November 30, 2020 and 2019, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s long-term debt over the next five years are as follows:

Years ending	Amount
February 28, 2021	$13,498
February 28, 2022	53,992
February 28, 2023	53,992
February 29, 2024	297,416
February 28, 2025	297,416
Thereafter	1,901,043
Total	$2,617,355

11.
Related Party Transactions

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer (“CEO”). The employment agreement is for an indefinite term.

On July 13, 2018, the Company and Mr. Solomita entered into an amendment and restatement of the employment agreement which provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, in tranches of one million shares each, upon the achievement of four performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units (“RSUs”) covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The grant of the restricted stock units became effective upon approval by the Company’s shareholders at the Company’s 2019 annual meeting, of an increase in the number of shares available for grant under the Plan.  Such approval was granted by the Company’s shareholders at the Company’s 2019 annual meeting.

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement.  The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer of PET plastic.

As at November 30, 2020, 3,600,000 (2019 – 3,800,000) of Mr. Solomita’s RSUs were outstanding of which 600,000 were vested (2019 – 800,000). The vested units are settled annually in tranches of 200,000 units. During the three- and nine-month periods ended November 30, 2020 and November 30, 2019, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

12. Stockholders’ Equity

Common Stock

For the period ended November 30, 2020	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares for cash	2,087,000	209
Issuance of shares upon the exercise of warrants	190,529	19
Issuance of shares upon settlement of restricted stock units	224,436	22
Balance, November 30, 2020	42,412,739	$4,242

For the period ended November 30, 2019	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	4,693,567	469
Issuance of shares upon vesting of restricted stock units	243,932	24
Issuance of shares upon the cashless exercise of stock options	4,565	1
Issuance of shares upon the exercise of warrants	15,432	1
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of Convertible notes	319,326	32
Balance, November 30, 2019	39,232,528	$3,923

During the nine months ended November 30, 2020, the Company recorded the following common stock transaction:

(i)
On September 23, 2020 and October 1, 2020, the Company sold 1,880,000 and 207,000 shares, respectively of its common stock at an offering price of $12.75 per share in a registered direct offering, for total gross proceeds of $26,609,250.

(ii)	The company issued 192,529 shares of its common stock upon the exercise of warrants.
(iii)	On October 15, 2020, the Company issued 200,000 shares of common stock to settle restricted stock units related to the President and Chief Executive Officer.
(iv)	The Company issued 24,436 shares of its common stock to settle restricted stock units that vested in the period.

During the nine months ended November 30, 2019, the Company recorded the following common stock transactions:

(i)	On March 1, 2019, the Company sold 600,000 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $5,130,000.
(ii)	On March 8, 2019 and March 11, 2019, the Company issued 150,000 shares of its common stock in settlement of a legal matter.
(iii)	On April 9, 2019, the Company converted Convertible notes with a face value of $2,650,000 plus accrued interest of $80,241 at a conversion price of $8.55, into 319,326 common shares.
(iv)	On June 14, 2019, the Company sold 4,093,567 shares of its common stock at an offering price of $8.55 per share in a registered direct offering, for gross proceeds of $35,000,000.
(v)	On June 21, 2019, the Company issued 7,043 shares of common stock upon the vesting of restricted stock units related to an employee.
(vi)	On July 2, 2019 and July 3, 2019, the Company issued 23,547 shares of common stock upon the vesting of restricted stock units related to current and former Directors.
(vii)	On July 12, 2019, the Company issued 4,565 shares of common stock upon the cashless exercise of stock options related to an employee.
(viii)	On July 15, 2019, the Company issued 13,342 shares of common stock upon the vesting of restricted stock units related to a former Director.
(ix)	On July 17, 2019, the Company issued 15,432 shares of common stock upon the exercise of warrants.
(x)	On October 15, 2019, the Company issued 200,000 shares of common stock to settle restricted stock units related to the President and Chief Executive Officer.

13. Research and development expenses

Research and development expenses for the three months ended November 30, 2020 and 2019 were as follows:

	November 30, 2020	November 30, 2019
External engineering	$2,224,910	$33,131
Machinery and equipment expenditures	2,325,540	-
Employee compensation	1,214,434	973,679
Pilot plant operating expenses	399,031	166,753
Other	110,368	104,610
	$6,274,283	$1,278,173

Research and development expenses for the nine months ended November 30, 2020 and 2019 were as follows:

	November 30, 2020	November 30, 2019
External engineering	$3,241,959	$83,462
Employee compensation	3,094,151	2,453,743
Machinery and equipment expenditures	2,325,540	-
Pilot plant operating expenses	1,537,271	456,942
Other	305,172	252,099
	$10,504,093	$3,246,246

14. Share-based Payments

Stock Options

During the three- and nine-month period ended November 30, 2020, the Company granted 3,389 stock options (2019 – nil) with a weighted average exercise price of $8.78 (2019 – nil), no stock options were forfeited (2019 – 39,902; weighted average exercise price: $9.67) or exercised (2019 – 5,000; weighted average exercise price: $0.80) and no stock options expired (2019 – 260,417; weighted average exercise price: $13.59).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model were as follows:

	2020	2019
Exercise price	$8.78	$-
Risk-free interest rate	1.05%	-
Expected dividend yield	0.00%	-
Expected volatility	75.95%	-
Expected life	7.5 years	-

The total number of stock options outstanding as at November 30, 2020 was 1,587,081 (2019 – 1,657,081) with a weighted average exercise price of $6.81 (2019 - $6.55), of which 1,132,498 were exercisable (2019 – 1,007,498) with a weighted average exercise price of $7.12 (2019 – $6.38).

During the three- and nine-month periods ended November 30, 2020, stock-based compensation expense attributable to stock options amounted to $551,720 and $1,662,155 respectively (2019 - to $549,810 and $1,628,897) and is included in expenses.

Restricted Stock Units

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month period ended November 30, 2020, the Company granted 57,859 restricted stock units (“RSUs”) (2019 – nil) with a weighted average fair value of $12.96 (2019 – nil), settled 200,000 RSUs (2019 – 200,000) with a weighted average fair value of $0.80 (2019 – $0.80) and no RSUs were forfeited (2019 – nil).

During the nine-month period ended November 30, 2020, the Company granted 180,232 RSUs (2019 – 4,114,567) with a weighted average fair value of $10.18 (2019 – $1.06), settled 224,436 RSUs (2019 – 243,932) with a weighted average fair value of $1.78 (2019 – 2.52) and 2,989 RSUs were forfeited (2019 – 53,750) with a weighted average fair value of $8.78 (2019 – $9.82).

The total number of RSUs outstanding as at November 30, 2020 was 4,171,609 (2019 – 4,219,753), of which 691,327 were vested (2019 – 831,684).

During the three- and nine-month periods ended November 30, 2020, stock-based compensation expense attributable to RSUs amounted to $345,274 and $1,028,152 respectively (2019 - $326,983 and $981,914) and is included in expenses.

During the three- and nine-month periods ended November 30, 2020 and November 30, 2019, stock-based compensation included in research and development expenses amounted to $350,393 and $1,054,682 respectively (2019 – $311,353 and $941,142), and in general and administrative expenses amounted to $546,601 and $1,720,067 respectively (2019 - $565,440 and $1,669,669).

15. Equity Incentive Plan

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the nine-month periods ended November 30, 2020 and 2019:

	2020	2019
	Number of units	Number of units
Outstanding, beginning of period	1,300,518	3,223,516
Share reserve increase	-	2,000,000
Units granted	(183,621)	(4,114,567)
Units forfeited	2,989	93,652
Units expired	-	260,417
Outstanding, end of period	1,119,886	1,463,018

16. Warrants

During the three-month period ended November 30, 2020 159,664 warrants were exercised at the price of $8.55 per share and 30,864 warrants were exercised at the price of $9.32 per share. No warrants were granted, were forfeited nor expired in the three-month period ended November 30, 2020.

During the three-month period ended November 30, 2019, no warrants were granted, were forfeited, were exercised nor expired.

During the nine-month period ended November 30, 2020, the Company issued, in exchange for consulting services, a warrant to purchase 25,000 shares of our common stock at the price of $9.43 per share expiring May 12, 2022 and warrants to issue 200,000 shares of our common stock with an exercise price of $11.00 expired. During the nine-month periods ended November 30, 2020, 159,664 warrants were exercised at the price of $8.55 per share and 30,864 warrants were exercised at the price of $9.32 per share. No warrants were forfeited in the nine-month period ended November 30, 2020.

During the nine-month period ended November 30, 2019, the Company issued a warrant to purchase 159,663 shares of our common stock at the price of $8.55 per share expiring October 5, 2020 as well as a warrant to purchase 4,093,567 shares of our common stock at the price of $11.00 per share expiring June 14, 2022. During the nine-month period ended November 30, 2019, 15,432 shares of our common stock were issued upon the exercise of a warrant with an exercise price of $9.32. No warrants were forfeited, and no warrants expired in the nine-month period ended November 30, 2019.

17. Interest and Other Finance Costs

Interest and other finance costs for the three- and nine-month periods ended November 30, 2020 and 2019 are as follows:

	Three Months Ended November 30		Nine Months Ended November 30
	2020	2019	2020	2019
Interest on long-term debt	$19,185	$14,778	$57,917	$41,840
Interest on convertible notes	-	98,000	-	313,433
Accretion expense	9,387	549,090	27,044	1,584,977
Amortization of deferred finance costs	-	19,885	-	86,212
Loss (gain) on revaluation of foreign exchange contracts	(70,427)	10,881	(58,945)	10,881
Revaluation of warrants	-	-	-	8,483
Gain on conversion of November 2018 Notes	-	-	-	(232,565)
Other	-	393	-	3,830
	$(41,855)	$693,027	$26,016	$1,817,091

18. Commitments and Contingencies

Commercial commitments

On September 2, 2020, the Company entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The total value of the Chemtex Agreement is $4,300,000 and covers the know-how and design of two Infinite Loop™ facilities. Payment terms are based on the completion of certain milestones and total $2,150,000 for each facility. During the three and nine months ended November 30, 2020, $500,000 was paid by the Company.

On October 29, 2020, Coca-Cola Cross Enterprise Procurement Group (“CEPG”) advised the Company of its intention to terminate the Master Terms and Conditions Supply Agreement for Loop PET plastic, dated November 14, 2018 (the “MTC”) because the Company did not satisfy its first production milestone from the joint venture facility by July 2020 as required by the MTC.

Contingencies

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-0838 (“Tremblay Class Action”). The allegations in the complaint claim that the defendants allegedly violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. Plaintiff seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020.

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (“the Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleges that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff seeks unspecified damages stemming from losses he claims to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-UA. The allegations in this complaint are similar in nature to those made in the Tremblay Class Action.

On January 4, 2021, the United States District Court for the Southern District of New York rendered a stipulation and order granting the consolidation of the two class action lawsuits filed in New York as In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538. Sakari Johansson and John Jay Cappa have been appointed as Co-Lead Plaintiffs and Glancy Prongay & Murray LLP and Pomerantz LLP have been appointed as Co-Lead Counsel for the class.

Management believes that these cases lack merit and intends to defend them vigorously. No amounts have been provided for in the consolidated financial statements with respect to these claims. Management has not yet determined what effect these lawsuits may have on its financial position or results of operations as they are still in the preliminary stages.

19. Subsequent events

Subsequent to the end of the quarter, the Company entered into an engineering and equipment supply agreement to acquire PET polymerization equipment from Chemtex Global Corporation to manufacture PET resin at the demonstration plant. This agreement represents a total commitment of $4,200,000.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors or otherwise, (x) disease epidemics and health related concerns, such as the current outbreak of a novel strain of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or recent class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives.

Industry Background

We believe there is an increasing demand for action to address the global plastic crisis, which has been characterized by facts provided by leading academic and not-for profit organizations. In the last few years, governments in North America and Europe have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Plastic pollution continues to be one of the most persistently covered environmental issues by media and local and global environmental non-governmental organizations.

In the last few years, governments in North America and Europe have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Plastic pollution continues to be one of the most persistently covered environmental issues by media and local and global environmental non-governmental organizations.

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
iii.
In 2018, L’OCCITANE en Provence committed to a 100% recycled content package by 2025; and
iv.
In March 2019, the L’Oréal Group, a global manufacturer and retailer of natural cosmetics, committed to using 50% recycled or bio-sourced plastic in their packaging by 2025 and in 2020, they committed to using 100% recycled or bio-based plastic in their packaging by 2030.

In addition, the global annual market demand for PET plastic and polyester fiber at nearly $130 billion, and the current growth projections from the 2018 IHS Polymer Market Report indicate this will exceed $160 billion by 2022. We believe these trends indicate that the transformation from a linear to a circular plastic economy is underway. We believe this transition will lead to a substantial demand for sustainable products such as Loop™ PET resin.

Proprietary Technology and Intellectual Property

The power of our technology lies in its ability to use as feedstock waste PET plastic and polyester fiber from landfills, rivers, oceans and natural areas to create Loop™ PET resin. We believe our technology can deliver profitable virgin quality PET resin suitable for use in food-grade packaging and polyester fiber.

Our Generation I technology (“GEN I”) is a hydrolysis based depolymerization technology which yielded purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET, through depolymerization. As the Company evaluated the transition from the Gen I pilot scale to commercial scale, several challenges involving PTA and MEG purification were identified. To overcome the GEN I technology challenges, we embarked on the development of a second generation of our technology. Our Generation II technology (“GEN II”) is a methanolysis based depolymerization technology that uses industrial temperatures below 90 °C to depolymerize waste PET and polyester fiber. The low temperature allows Loop’s technology to depolymerize very low-quality feedstocks which cannot be effectively recycled today, such as carpet fiber, clothing and mixed plastics. The GEN II technology uses only trace amounts of water, eliminates the need for a halogenated solvent and uses a catalyst at low concentration. GEN II allows for the purification of MEG and DMT to be simplified through distillation.

This shift, from producing the monomer PTA to the monomer DMT, was a pivotal moment for Loop Industries. We believe that GEN II requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is an environmentally sustainable method for producing virgin quality food-grade PET plastic in the world.

During the quarter, we commissioned Kemitek, a College Centre for Technology Transfer specialized in the fields of green chemistry and chemical process scale-up, to validate that our technology at mini-pilot and pilot scale can produce primary building blocks, or monomers: DMT and MEG.

Kemitek’s findings through this verification allowed them to attest to the ability of our technology to produce pure monomers within our purity specifications.

In connection with our agreements with Suez and Chemtex, and more broadly with the commercialization activities of our future Infinite LoopTM manufacturing facilities, we have decided to convert our pilot plant to an Infinite LoopTM demonstration and training facility in support of the commercialization of our technology. The demonstration facility will be used to showcase the Infinite LoopTM technology to potential partners and customers, and train operational teams in advance of the commissioning of commercial plants. We made investments of $2,325,540 for this project during the three months ended November 30, and we expect this project to be largely completed by third quarter of calendar 2021. In addition, subsequent to the quarter, we have also entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture limited quantities of Loop™ branded PET resin at our demonstration plant and have the capability to supply select customers.

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

●
The GEN II technology portfolio currently consists of four patent families:

o
The first has two issued U.S. patent and a pending U.S. application, all expected to expire on or around September 2037. Internationally, we also have an allowed application in Bangladesh, and pending applications in Argentina, Australia, Bolivia, Brazil, Bhutan, Canada, China, Columbia, Eurasia, Europe, members of the Gulf Countries, Hong Kong, Indonesia, Israel, India, Iraq, Japan, Korea, Kuwait, Laos, Mexico, Philippines, Pakistan, Singapore, Taiwan, Uruguay, Uzbekistan, Venezuela, and South Africa, all expected to expire on or around September 2038, if granted.

o
An additional aspect of the GEN II technology is claimed in an issued U.S. patent and a pending U.S. application, and non-PCT country applications in Argentina, Bangladesh, Bolivia, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay, all expected to expire on or around June 2039, not including any patent term extension.

o
A further additional aspect of the GEN II technology is the subject of a U.S. `application and a PCT application. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, not including any patent term extension.

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

Our operations require various governmental permits and approvals. We are in the process of obtaining all necessary permits and approvals for the operation of our business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Additionally, due to the impact of the COVID-19 pandemic, we may experience delays in obtaining such permits or approvals. Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place may adversely affect our operations and may subject us to penalties. See “Risk Factors” below for additional information.

We have received from the European Chemicals Agency a confirmation of registration for our MEG on November 17, 2020, and for our DMT on December 7, 2020. The registration under the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) Regulation (EC 1907/2006) confirms that our monomers are of a purity equal to what is currently recognized within Europe and entitles us to manufacture/import the monomers into Europe. It should be noted that MEG and DMT are on the positive list for plastic materials, which means that the two monomers can be used as food contact materials.

In addition, as previously disclosed, we are in possession of a legal opinion confirming that our depolymerization technology meets U.S. Food and Drug Administration (“FDA”) requirements to produce suitably pure MEG and DMT for use in food-grade packaging.

It should be noted that the levels of monomer purity confirmed by Kemitek’s verification are in line with the data submitted for the REACH registration of our DMT and MEG monomers.

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years we have seen major brands make significant commitments to close the loop on their plastic packaging in two ways, by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin provides the ideal solution for these brands because Loop™ PET resin is recyclable and is made from 100% recycled PET resin with virgin-quality suitable for use in food-grade packaging and polyester fiber.

We believe that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-quality of Loop™ branded PET resin and the marketability of Loop™ PET resin to extoll the sustainability credentials of consumer brands that incorporate Loop™ PET resin, we believe we will be able to sell Loop™ branded PET resin at a premium price relative to virgin and mechanically recycled PET resin.

In the last years, we have made a number of announcements with some of the world’s leading brands to be supplied from our planned first commercial facility from our joint venture with Indorama Ventures Holdings LP (“Indorama”) in Spartanburg, South Carolina, including:

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

Turning Waste into Feedstock

We use waste PET plastic and polyester fiber as feedstock. Our technology can use PET plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even PET plastics that have been recovered from the ocean and degraded by exposure to sun and salt. We believe that our ability to use many materials that mechanical recyclers cannot use is an important advantage of Loop™ PET resin over mechanically recycled PET resin. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into our shared rivers, oceans and natural areas.

In conjunction with the partners with whom we are developing facilities, we are identifying the availability of feedstock to ensure such planned facilities can operate continuously at planned scale. We have identified the sources required for our first joint venture facility with Indorama and we will be focusing on signing supply agreements to secure this feedstock for the long term when the activities of the joint venture resume.

We, along with certain of our strategic partners, are also studying certain markets in the United States, Canada, and the European Union to help us evaluate the size and location of future facilities.

Commercialization Progress

During the nine months ended November 30, 2020, we continued executing our corporate strategy where Loop Industries focused on developing two distinct business models for the commercialization of Loop™ PET resin: 1) from our joint venture with Indorama, and 2) from Infinite LoopTM, our fully integrated waste to PET resin manufacturing technology.

In September 2018 we announced a joint venture with Indorama to retrofit their existing PET manufacturing facilities. The joint venture was formed with the objective to manufacture and commercialize sustainable Loop™ PET resin to meet the growing global demand from beverage and consumer packaged goods companies. This partnership brings together Indorama’s manufacturing footprint and Loop Industries’ proprietary technology to become a supplier of 100% sustainable and recycled PET resin.

We entered into a Joint Venture Agreement with Indorama through our wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company. Each company has 50/50 equity interest in ILT, which was specifically formed to operate and execute the joint venture. We are contributing to the 50/50 joint venture an exclusive world-wide royalty-free license to use its proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. The Joint Venture Agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina, in the southeastern United States. As disclosed in our Quarterly Report on Form 10-Q for the period ended August 31, 2019, the joint venture decided to increase the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year.

We have currently contracted for the sale of approximately 15,000 metric tons, which represents almost 40% of the planned capacity, of the expected output of the Spartanburg facility and we will resume discussions for the remaining volume once we have more visibility on the commissioning date of the facility, although we have had and may continue to experience delays as noted under the “Risk Factors”. As part of the Joint Venture Agreement to establish the facility to produce 40,000 metric tons, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the nine-month period ended November 30, 2020, we made a contribution of $650,000 and as at November 30, 2020, we have contributed a total of $1,500,000 to the joint venture.

The joint venture made a decision over the summer that due to the COVID-19 situation it would temporarily delay work on the project. Since then, no expenditures have been incurred by the joint venture. In order to move forward more expeditiously with the Spartanburg facility, Loop is exploring joint venture structures and financing alternatives with Indorama to possibly increase its equity participation in the project.

The continued travel restrictions and quarantine requirements between Canada and the US continued to cause disruptions in our timetable. The joint venture is planning to gradually resume certain activities on the project in the first quarter of calendar 2021.

The Infinite LoopTM manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced from 100% recycled content. The Infinite Loop™ technology is being engineered to support the commitment of global consumer brands to achieve a high level of recycled content in packaging. Infinite Loop™ facilities could be located near large urban centers where more plastic is being consumed and therefore more waste plastic feedstock is likely available.

Our objective is to achieve global expansion of the technology through a mix of fully owned facilities, partnerships, and licensing agreements. We believe that industrial companies, which today are not in the business of manufacturing PET resin, will view Infinite Loop™ as a growth opportunity, which offers attractive economic returns either as Loop manufacturing partners or as licensees of the technology.

Following a careful evaluation of alternative PET polymerization technologies and our engineering requirements for the development of Infinite LoopTM, we decided not to move forward with our global alliance agreement with ThyssenKrupp Industrial Solutions’ division, Uhde Inventa-Fischer for the use of their PET polymerization technology and engineering services.

On September 2, 2020, we entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The total value of the Chemtex Agreement is $4,300,000 and covers the know-how and design of two Infinite Loop™ facilities. Payment terms are based on the completion of certain milestones and total $2,150,000 for each facility. During the three and nine months ended November 30, 2020, $500,000 was paid by the Company.

During this quarter, we continued to focus on the completion of the Infinite LoopTM engineering design including the integration of our depolymerization process with INVISTA’s polymerization with the assistance of Worley Group Inc. (“Worley”), a leading global engineering, procurement and construction company. We expect Worley may also play a role in the deployment of Loop’s Infinite LoopTM PET manufacturing facilities.

We announced on September 10, 2020 a strategic partnership with SUEZ GROUPE (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite LoopTM technology and the resource management expertise of Suez, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies who we believe are committed to aggressive targets for a high level of recycled content in their products. We, together with Suez, have initiated the work to enable us to make a final investment decision for the project with the current priorities being on the site selection, permitting, and feedstock requirements.

The Company is in the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec. As part of this process, subsequent to the end of the quarter, the Company signed a purchase option to acquire approximately 2,000,000 square feet of land in Bécancour, Québec for a purchase price of approximately $1,300,000. The option is for 2 years and carries with it an annual cost of $80,000 which will be credited against the purchase price if the land is acquired.

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

Employees

We are investing in building a management team to integrate best in class processes and practices while maintaining our entrepreneurial culture. On March 9, 2020, we hired Mr. Stephen Champagne as Chief Technology Officer. Ms. Sheila Morin was hired as Chief Marketing Officer on September 21, 2020 and resigned from her position on December 17, 2020. On January 11, 2021, Mr. Yves Perron was hired as the Company’s Vice-President, Engineering and Construction.

In addition, on October 6, 2020, the Company retained the services of Mr. Laurent Auguste in an advisory capacity to oversee all the Company’s European activities.

As of November 30, 2020, we had 61 employees of which 28 work in research and development and 20 in engineering and operations.

Results of Operations

The following table summarizes our operating results for the three-month periods ended November 30, 2020 and 2019, in U.S. Dollars.

	Three Months Ended November 30
	2020	2019	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	350,393	311,353	39,040
Other research and development	5,923,890	966,819	4,957,071
Total research and development	6,274,283	1,278,172	4,996,111

General and administrative
Stock-based compensation	546,601	565,440	(18,839)
Other general and administrative	2,177,415	1,260,373	917,014
Total general and administrative	2,724,016	1,825,813	898,203

Write-down and impairment of property, plant and equipment	5.034,606	-	5,034,606
Depreciation and amortization	104,307	219,628	(115,321)
Interest and other financial (income) expenses	(41,855)	693,027	(734,882)
Interest income	(20,008)	(171,274)	151,266
Foreign exchange loss	95,644	5,533	90,111
Total operating expenses	14,170,993	3,850,899	10,320,094
Net loss	$(14,170,993)	$(3,850,899)	$(10,320,094)

Third Quarter Ended November 30, 2020

The net loss for the three-month period ended November 30, 2020 increased $10.32 million to $14.17 million, as compared to the net loss for the three-month period ended November 30, 2019 which was $3.85 million. The increase of $10.32 million is primarily attributable to higher research and development expenses of $5.00 million, higher write-down of machinery and equipment of $5.03 million, higher general and administrative expenses of $0.90 million, lower interest income of $0.15 million, and an increase in foreign exchange loss of $0.09 million, offset by lower interest and other financial (income) expenses of $0.73 million and lower depreciation and amortization expenses of $0.12 million.

Research and development expenses for the three-month period ended November 30, 2020 amounted to $6.27 million compared to $1.28 million for the three-month period ended November 30, 2019, an increase of $5.00 million, or $4.96 million excluding stock-based compensation. The increase of $4.96 million was primarily attributable to higher purchases of non-capitalizable research and development machinery and equipment of $2.33 million, higher engineering fees of $2.19 million due to external engineering costs for the design of our Infinite LoopTM manufacturing process, higher employee compensation expenses of $0.20 million, higher pilot plant and laboratory consumables and maintenance expenses of $0.19 million, and by lower research and development tax credits of $0.10 million.

General and administrative expenses for the three-month period ended November 30, 2020 amounted to $2.72 million compared to $1.83 million for the three-month period ended November 30, 2019, an increase of $0.90 million, or $0.92 million excluding stock-based compensation. The increase of $0.92 million was mainly attributable to higher legal and professional fees of $0.84 million due to costs principally associated with the ongoing SEC investigation disclosed in our 8-K filed on October 16, 2020 and class action suits, and higher insurance expenses of $0.31, offset by lower employee compensation costs of $0.23 million.

Depreciation and amortization expenses for the three-month period ended November 30, 2020 totaled $0.10 million compared to $0.22 million for the three-month period ended November 30, 2019, a decrease of $0.12 million. This decrease is mainly attributable to the write-down of machinery and equipment assets. The write-down and impairment of property, plant and equipment for the three-month period ended November 30, 2020 totaled $5.03 million compared to nil for the three-month period ended November 30, 2019.

The machinery and equipment will continue to be utilized at our demonstration and training facility as it is an integral part of supporting the commercialization of our technology. However, the decision to dedicate the demonstration and training facility to research and development activities requires them to be written off and all future costs associated with the demonstration and training facility will be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss in accordance with ASC 730, Research and Development Costs.

Interest and other financial (income) expenses for the three-month period ended November 30, 2020 totaled $(0.04) million compared to $0.69 million the three-month period ended November 30, 2019, a decrease of $0.73 million. The decrease is mainly attributable to a decrease in accretion expense of $0.56 million, a decrease in interest expense on convertible notes of $0.09 million and by an increase in gain on revaluation of foreign exchange contracts of $0.08 million.

Nine Months Ended November 30, 2020

The following table summarizes our operating results for the nine-month periods ended November 30, 2020 and 2019, in U.S. Dollars.

	Nine Months Ended November 30
	2020	2019	$ Change
Revenues	$-	$-	$-

Operating expenses
Research and development
Stock-based compensation	1,054,682	941,142	113,540
Other research and development	9,449,411	2,305,104	7,144,307
Total research and development	10,504,093	3,246,246	7,257,847

General and administrative
Stock-based compensation	1,720,067	1,669,669	50,398
Other general and administrative	5,006,272	3,777,387	1,228,885
Total general and administrative	6,726,339	5,447,056	1,279,283

Write-down and impairment of property, plant and equipment	5,043,120	(22,985)	5,020,135
Depreciation and amortization	654,354	562,382	91,972
Interest and other financial (income) expenses	26,016	1,817,091	(1,791,075)
Interest income	(78,394)	(363,565)	285,171
Foreign exchange loss	275,903	15,297	260,606
Total operating expenses	23,151,431	10,747,492	12,403,939
Net loss	$(23,151,431)	$(10,747,492)	$(12,403,939)

The net loss for the nine-month period ended November 30, 2020 increased by $12.40 million to $23.15 million, as compared to the net loss for the nine-month period ended November 30, 2019 of $10.75. The increase of $12.40 million is primarily due to higher research and development expenses of $7.26 million, the write-down of machinery and equipment of $5.02 million, higher general and administrative expenses of $1.28 million, lower interest income of $0.29 million, higher foreign exchange loss of $0.26 million and higher depreciation and amortization expenses of $0.33 million, offset by a decrease in interest and other financial (income) expenses of $1.79 million.

Research and development expenses for the nine-month period ended November 30, 2020 amounted to $10.50 million compared to $3.25 million for the nine-month period ended November 30, 2019, an increase of $7.26 million, and $7.14 million excluding stock-based compensation. The increase of $7.14 million was primarily attributable to higher engineering fees of $3.16 million due to external engineering costs for the design of our Infinite LoopTM manufacturing process, higher purchases of non-capitalizable research and development machinery and equipment of $2.33 million, higher employee compensation expenses of $0.53 million, higher plant and laboratory consumables and maintenance expenses of $0.50 million, and by lower research and development tax credits of $0.32 million which was partially offset by a COVID-19-related government wage subsidy of $0.19 million. The increase in non-cash stock-based compensation expense of $0.11 million is mainly attributable to the timing of stock awards provided to certain employees.

General and administrative expenses for the nine-month period ended November 30, 2020 amounted to $6.73 million compared to $5.45 million for the nine-month period ended November 30, 2019, an increase of $1.28 million, or $1.23 million excluding stock-based compensation. The increase of $1.23 million was mainly attributable to higher insurance expenses of $1.04 million, and higher legal and professional fees of $0.89 million due to costs principally associated with the ongoing SEC investigation disclosed in our 8-K filed on October 16, 2020 and class action suits, offset by lower employee compensation costs of $0.55 million. During the nine-month period ended November 30, 2020, the Company recorded a COVID-19-related government wage subsidy of $0.06 million in general and administrative expenses. Stock-based compensation expense for the nine-month period ended November 30, 2020 amounted to $1.72 million compared to $1.67 million for the nine-month period ended November 30, 2019, representing an increase of $0.05 million, which was mainly attributable lower stock awards provided to executives.

Depreciation and amortization expenses for the nine-month period ended November 30, 2020 totaled $0.65 million compared to $0.56 million for the nine-month period ended November 30, 2019, an increase of $0.09 million. This increase is mainly attributable to investment in fixed assets at the Company’s pilot plant and corporate offices. The write-down for machinery and equipment for the nine-month period ended November 30, 2020 totaled $5.04 million compared to $0.02 million for the nine-month period ended November 30, 2019, an increase of $5.02 million.

The machinery and equipment will continue to be utilized at our demonstration and training facility as it is an integral part of supporting the commercialization of our technology. However, the decision to dedicate the demonstration and training facility to research and development activities requires them to be written off and all future costs associated with the demonstration and training facility will be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss in accordance with ASC 730, Research and Development Costs.

Interest and other financial (income) expenses for the nine-month period ended November 30, 2020 totaled $0.03 million compared to $1.82 million the nine-month period ended November 30, 2019, representing a decrease of $1.80 million. The decrease is mainly attributable to a decrease in accretion expense of $1.64 million and a decrease in interest expense on convertible notes of $0.30 million offset by a decrease in gain on conversion of convertible notes of $0.08 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are a development stage company with no revenues, and our ongoing operations and commercialization plans are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations. As at November 30, 2020, we had cash and cash equivalents on hand of $43.61 million.

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $43.61 million, in light of the current global COVID-19 pandemic and its impacts on the global capital markets, our liquidity position may change, including the inability to raise new equity and debt, disruption in completing repayments or disbursements to our creditors.

On September 21, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as underwriter (the “Underwriter”), relating to the sale and issuance of an aggregate of 1,880,000 shares (the “Shares”) of the Company’s common stock. The offering price to the public of the Shares was $12.75 per share, and the Underwriters have agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $12.11 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 282,000 shares of Common Stock at the same price per share as the Shares which was exercised for 207,000 shares. The net proceeds from the offering, including net proceeds received in connection with the Underwriter’s option to purchase additional shares, were $25.00 million.

As reflected in the accompanying interim unaudited condensed consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund planned operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the November 30, 2020 interim condensed consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

As at November 30, 2020, we have a long-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,073,455 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,472 (CDN$5,833) plus interest, until January 2021, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. In January 2021, the Company and the Canadian bank agreed to maintain the same repayment amount and interest rate until January 2022.

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

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine-month period ended November 30, 2020 and 2019 was as follows:

	Nine Months Ended November 30
	2020	2019
Net cash used in operating activities	$(14,544,251)	$(6,819,748)
Net cash used in investing activities	(2,386,593)	(2,592,921)
Net cash provided (used) by financing activities	26,616,472	39,127,875
Effect of exchange rate changes on cash and cash equivalents	210,516	(57,105)
Net increase (decrease) in cash and cash equivalents	$9,896,144	$29,658,101

Net Cash Used in Operating Activities

During the nine months ended November 30, 2020, we used $14.54 million in operations compared to $6.82 million during the nine months ended November 30, 2019. The increase in cash used in operations of $7.08 million is mainly attributable to higher external engineering costs paid of $2.47 million for our Infinite LoopTM process, higher investments of non-capitalizable machinery and equipment of $2.33 million, higher directors’ and officers’ insurance premiums paid of $0.89 million, deposits on machinery and equipment of $0.75 million, increased professional fees of $0.59 million and increased research and development expenses. The variation in the amount for prepaid directors and officers insurance is due to an increase of $1.30 million of the annual premium as well as a change in the payment structure compared to the prior year.

Net Cash Used in Investing Activities

During the nine months ended November 30, 2020, the Company made capitalizable investments of $1.58 million in property, plant and equipment as compared to $1.7 million for the nine months ended November 30, 2019, primarily in connection with the upgrade of its pilot plant. Additionally, the Company made deposits on equipment of $0.42 million as at November 30, 2020 compared to nil at November 30, 2019.

During the nine months ended November 30, 2020, the Company made investments in intangible assets of $0.16 million as compared to $0.09 million for the nine months ended November 30, 2019, principally for its GEN II patents.

During the nine months ended November 30, 2020, the Company also made a contribution of $0.65 million to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA compared to $0.85 million for the nine months ended November 30, 2019.

Net Cash Provided from (Used in) Financing Activities

During the nine months ended November 30, 2020, the Company sold 2,087,000 shares of its common stock at an offering price of $12.75 for total net proceeds of $25.00 million pursuant to the “Underwriting Agreement”. In the same period, the Company also received net proceeds of $1.65 million upon the exercise of warrants for 190,529 shares of its common stock.

During the nine months ended November 30, 2020, we repaid $0.03 million of long-term debt.

Off-Balance Sheet Arrangements

As at November 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

As at November 30, 2020, we did not have any significant lease obligations to third parties.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2020.

B.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine-month period ended November 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEC Investigation

As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 16, 2020, on October 15, 2020, we received a subpoena from the SEC requesting certain information from us, including information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. Prior to its receipt, there had been no previous communication between us and the SEC on this issue and we were unaware of this investigation. The SEC informed us that its investigation does not mean that the SEC has concluded that anyone has violated the law and that the investigation does not mean that the SEC has a negative opinion of us. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

Litigation

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-0838 (“Tremblay Class Action”). The allegations in the complaint claim that the defendants allegedly violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. Plaintiff seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020.

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (the “Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleges that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff seeks unspecified damages stemming from losses he claims to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-UA. The allegations in this complaint are similar in nature to those made in the Tremblay Class Action.

On January 4, 2021, the United States District Court for the Southern District of New York rendered a stipulation and order granting the consolidation of the two class action lawsuits filed in New York as In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538. Sakari Johansson and John Jay Cappa have been appointed as Co-Lead Plaintiffs and Glancy Prongay & Murray LLP and Pomerantz LLP have been appointed as Co-Lead Counsel for the class.

From time to time, we may become involved in various lawsuits and legal proceedings or investigations which arise in the ordinary course of business. Except as noted above, we are not presently a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

It is possible that we may expend financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. It is also possible that we may expend financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 5, 2020 and amended on May 6, 2020 and September 21, 2020. Other than as included below no material changes to such risk factors have occurred during the nine months ended November 30, 2020.

Risks related to our business and commercialization

The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.

The COVID-19 pandemic has disrupted business operations for us and our customers, suppliers, vendors and other parties with whom we do business and such disruptions are expected to continue for an indefinite period of time.  In an effort to control the spread of COVID-19, governments and municipalities around the world have instituted restrictive measures, including orders to shelter-in-place, travel restrictions, mandated business closures and social distancing. The pandemic and resulting governmental restrictions and regulations have adversely affected businesses, economies, and financial markets globally, leading to an economic downturn, a sharp increase in unemployment and increased market volatility of uncertain severity and duration. Additionally, as a result the disruption to the global economy, we may experience a decline in the consumption of our products as a result of change of consumer preference, perception or confidence and spending habits. Any continued disruption or prolonged change in consumer spending habits could adversely affect our business.

The uncertain duration of these measures has had and may continue to have increasingly negative effects on critical development and commercialization efforts.  In particular, although we were able to take advantage of exemptions in the order from Québec provincial government closing all non-essential business and commercial activity in the province during the shutdown period between March 25, 2020 and May 11, 2020 to continue reduced operations at our pilot plant, the situation in the United States and the continued border closures and quarantine requirements between Canada and the United States have caused disruptions in our timetable of our joint venture with Indorama in the development of our Spartanburg facility and commercialization of our technology. We cannot ensure whether there will be further delays in light of the COVID-19 pandemic and further impact on the development and commercialization of our technology could have a material adverse effect on our results of operations and cash flows.

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

We face business risks due to our relationships with strategic partners.

We rely on our strategic partner relationships for the scaling, manufacturing and commercialization of our technology. We have various arrangements with Indorama and Suez to commercially scale our technology in Spartanburg and Europe respectively and with Chemtex and our external engineering firm Worley. We also have various supply agreements with Danone, Pepsi, L’Oreal and L’OCCITANE en Provence for our planned Spartanburg facility. Termination of any of these agreements could have an adverse effect on our business. In particular, certain of our agreements with our strategic partners have termination rights related to the satisfaction of milestones, some of which we have not achieved. Other than as noted below and though we have not received any indication from our strategic partners as to their indication to terminate, we cannot provide assurance that these strategic partners with whom we have entered into such agreements will not exercise their applicable termination rights, which are not within our control. For example, we previously announced that Coca-Cola Cross Enterprise Procurement Group (“CEPG”) advised us that it was terminating our Master Terms and Conditions Supply Agreement for Loop PET plastic, dated November 14, 2018 (the “MTC”) because we did not satisfy our first production milestone from the joint venture facility by July 2020 as required by the MTC. CEPG indicated in its notice that it is open and interested in exploring a new framework agreement with us for North America and/or Europe. We intend to engage with CEPG regarding the joint venture facility when we have more clarity on the commissioning as well as for our planned Infinite Loop European project. We cannot provide any assurances that we will be able to enter into a new agreement with CEPG on terms that are favorable to us or at all.

Any failure of our strategic partners or us to meet our required commitments, whether financial or otherwise, could result in a termination of such agreements as described above, operational issues, increased expenditures or damage to our reputation or loss of clients or customers, any of which could adversely affect our business and operations, financial performance or prospects.

Risk related to adverse litigation, investigations and other proceedings

We are subject to certain risks related to litigation filed by or against us and investigations we are subject to, and adverse results may harm our business.

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation, investigations and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business, including the subpoena we received from the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. We expect legal fees to continue to increase in relation to litigation, investigations and other proceedings.

If we are unable to successfully scale our manufacturing processes, we may not meet customer demand.

To be successful, we will have to scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality at a large scale, our business will be adversely affected. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. The current manufacturing facility is a pilot plant with limited production capacity used principally for research and development. In order to fully implement our business plan, we will need to scale the operations to a larger industrial commercial facility, develop strategic partnerships or find other means to produce greater volumes of finished product. We, however, have not yet tested our technology at the scale that will be required for large commercial use nor at a scale sufficient to conclude the success of our technology.

Risks related to regulatory approvals

We are subject to various federal, state and local laws and regulations and failure to secure and maintain permits could result in costs that have a material adverse effect on our business, results of operations and financial condition.

Many federal, state and local regulations govern plants and facilities and licenses to be held by individuals. We are in the process of obtaining all necessary permits and approvals for the operation of our business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. The requirements for such permits vary depending on the location where our regulated activities are operated. As these are governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, the duration of the permit and the conditions that may be imposed in connection with the granting of the permit.

We believe that we have all licenses required to conduct our operations and are in material compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of our permits and licenses or an inability to perform work, which could adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2020, we issued a warrant to acquire 25,000 shares of common stock at a strike price of $9.43 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.
Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
4.1	Termination of a Material Definitive Agreement, by and between Loop Industries, Inc. and Coca-Cola Cross Enterprise Procurement Group.	8-K	001-38301	4-Nov-20
4.2	Amendment to Securities Purchase Agreement dated June 14, 2019 between Loop Industries, Inc. and the Purchaser identified therein.	8-K	001-38301	14-Jun-19	10.1
10.1	Employment Agreement, dated August 26, 2020, by and between Loop Canada Inc. and Sheila Morin	10-Q	000-54768	10-July-20	10.1
10.2	Know-how and Engineering Agreement, dated September 2, 2020, by and between Loop Canada Inc. and Chemtex Global Corporation	10-Q	000-54768	10-July-20	10.2
10.3	Enhanced Recycling Partnership Agreement, dated September 10, 2020, by and between Loop Industries, Inc. and Suez Groupe	10-Q	000-54768	10-July-20	10.3
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	05-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: January 14, 2021	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 14, 2021	By:	/s/ Nelson Gentiletti
	Name:	Nelson Gentiletti
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)