Form 10-K
period 2021-02-28
Loop Industries, Inc.
filed 2021-06-01
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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
Yes ☐  No ☒

As at August 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $187,211,121. As at May 27, 2021, there were 42,433,320 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III shall be incorporated by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2021 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health related concerns, such as the current outbreak of a novel strain of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or recent class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

DMT is an acronym for dimethyl terephthalate, which is a monomer used in the production of polyethylene terephthalate (“PET”).

MEG is an acronym for Monoethylene Glycol, which is a monomer used in the production of PET.

Polymerization refers to a process of reacting monomer molecules together in a chemical reaction to form polymer chains or three-dimensional networks.

PET is an acronym for polyethylene terephthalate, which is a resin and a type of polyester showing excellent tensile and impact strength, chemical resistance, clarity, and processability, and reasonable thermal stability. PET is the material which is most commonly used for the production of polyester fiber, and plastic packaging, including plastic bottles for water and carbonated soft drinks, and containers for food and other consumer products; it is commonly identified by the number “1”, often inside an image of a triangle, on the packaging. PET is also used as a polyester fiber for a variety of applications including textiles, clothing and apparel.

Industry and Market Data

The industry and market data relating to our business included in this Annual Report on Form 10-K on our internal estimates and research, as well as publications, research, surveys and studies conducted by independent third parties not affiliated to us. We include data obtained from International Bottled Water Association (found at https://www.bottledwater.org/).

Industry publications, studies and surveys generally state that they were prepared based on sources believed to be reliable, although there is no guarantee of accuracy. While we believe that each of these studies and publications is reliable, we have not independently verified the market and industry data provided by third-party sources. In addition, while we believe our internal research is reliable, not all such research has been verified by any independent source. We note that assumptions underlying industry and market data are subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of this annual report.

ITEM 1. BUSINESS

Overview

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by reducing plastic waste and recovering waste plastic for a sustainable future.

Industry Background and Market Opportunity

The global annual market demand for PET plastic and polyester fiber at nearly $130 billion per year, and the current growth projections from the 2018 IHS Polymer Market Report indicate this will exceed $160 billion by 2022.

We believe, plastic pollution continues to be one of the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, which has been characterized by facts provided by leading academic and not-for profit organizations. In the last few years, governments in North America and Europe have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

Global consumer goods companies, apparel manufacturers, and retail brands have announced significant public commitments and targets to make the transition to a circular plastic economy, namely:

●
In January 2018, Danone’s evian® brand bottled spring water committed to a 100% recycled content package by 2025;
●
In 2018, Coca-Cola committed to an average recycled content of 50% across its packaging by 2030;
●
In October 2018, PepsiCo committed to use an average of 25% recycled plastic in its packaging by 2025, PepsiCo is also aiming to use 50% recycled plastic in its bottles across the European Union by 2030;
●
In 2020, L’OCCITANE en Provence committed to 100% recycled content plastic in their bottles by 2025;
●
In 2020, L’Oréal Group committed to using 100% recycled or biobased plastic in their packaging by 2030;
●
By 2025, Unilever targets increasing the use of post-consumer recycled plastic material in their packaging to at least 25%;
●
Colgate-Palmolive states a 2025 goal of increasing recycled content for plastic to 25%;
●
Nestlé aims to increase the amount of recycled PET used across their brands globally to 50% by 2025;
●
Adidas Group aims to replace all virgin polyester with recycled polyester in all adidas and Reebok products where a solution exists by 2024;
●
H&M is aiming to use 30% recycled material by 2025 (based on their 2018 usage as baseline) and ensuring that at least 25% of the plastic they use in packaging is from recycled content;
●
Walmart has an objective to use at least 17% post-consumer recycled content globally in their private brand plastic packaging and is taking action to eliminate problematic or unnecessary plastic packaging and move from single-use towards reuse models where relevant by 2025; and
●
Ikea’s ambition is, that by 2030, all plastic used in their products will be based on renewable or recycled material.

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel based plastic and for minimum recycled content in packaging imposed by various governments. For example, on July 21 2020, the European Union announced a new tax on plastic waste starting January 1, 2021. This tax will have a rate of €800/ton on nonrecycled plastic packaging. In the UK, a new £200/ton tax will apply to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic, effective 2022. A California law filed on September 24, 2020 requires that plastic bottles contain at least 15% post consumer resin by 2022, 25% by 2025 and 50% by 2030. The growing regulatory environment is expected to increase the demand for recycled PET plastic further.

As explained by the International Bottled Water Association, currently, mechanical recycled PET (rPET) plastic is produced principally through the conversion of bales of PET bottles. The materials have been collected and transported to a materials recovery facility (“MRF”), where they are sorted from other materials, baled, and sent to specific PET recycling facilities. The bales are broken and sorted to remove any non-PET materials. The PET is then ground and put through a separation process which separates the PET from the bottle cap and label materials. Clean PET flake is then further processed depending on its intended end market. It may become more highly refined PET pellet for new bottles or extruded into PET sheet for clamshells, trays, and cups. Recycled PET is also spun into fiber for carpet, clothing, fiber fill, or other materials. We believe mechanically recycled PET has a number of challenges in meeting the quality specifications and growing volume requirements implied by commitments from major brands, mainly due to the cost and variety of acceptable PET feedstock.

Some mechanical recycling processes involve remelting the PET flake which reduces the quality of the rPET output each time it is recycled relative to the specifications of virgin PET produced from fossil fuels. Each time the PET plastic is mechanically recycled, its quality and clarity are reduced. Therefore, mechanically recycled PET may need to be mixed with virgin PET from fossil fuels to maintain quality. Lower quality mechanically recycled PET is often downcycled to alternate uses such as polyester fibers which may be dyed and used in carpets or clothing. Additionally, mechanically recycled PET manufactured for use in clear bottles or food containers requires predominently clear and clean PET flakes separated from waste bales, and cannot accommodate darkly colored PET flakes, lower quality fiber feedstock, or materially contaminated feedstock, which may be cheaper.

We believe the commercialization plans of Loop™ PET resin and polyester fiber may provide the ideal solution for global brands because Loop™ PET resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET resin and polyester fiber is virgin quality suitable for use in food-grade packaging. That means consumer packaged goods companies will be able to choose to market packaging made from a 100% Loop™ branded PET resin and polyester fiber.

Proprietary Technology and Intellectual Property

We believe, the power of our technology lies in its ability to use post-industrial and post-consumer waste PET plastic and polyester fiber feedstocks, which could end up in landfills, rivers, oceans and natural areas, to create Loop™ PET resin. We believe our technology can deliver high-purity profitable virgin quality PET resin suitable for use in food-grade packaging and polyester fiber.

Our Generation I technology (“GEN I”) is a hydrolysis-based depolymerization technology which yielded purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET. As the Company evaluated the transition from the GEN I technology from pilot scale to commercial scale, several challenges involving PTA and MEG purification were identified. To overcome the GEN I technology challenges, we embarked on the development of a second generation of our technology. Our Generation II technology (“GEN II”) is a methanolysis-based depolymerization technology that uses temperatures below 90 °C to depolymerize waste PET and polyester fiber. The low temperature offers several key advantages which the company believes will improve its ability to commercialize the GEN II technology, including;

●
Lower energy usage during depolymerization and therefore reduced processing cost relative to higher temperature processes;
●
Avoidance of side reactions with non-PET waste, which are inherent in waste PET feedstock streams, during depolymerization which may occur during higher temperature and higher pressure depolymerization processes. This allows for a simplified distillation purification process resulting in less, and more effective, steps to isolate the desired high purity DMT and MEG monomers suitable to produce virgin quality PET required to meet food contact regulations as well as the quality and clarity requirements of global consumer product companies;
●
Allowing the depolymerization of less costly and low-quality feedstocks, which cannot be effectively recycled today, such as carpet fiber, clothing and mixed plastics, and upcycling them into high quality PET that can used in food contact use; and
●
The GEN II technology uses only trace amounts of water, eliminates the need for a halogenated solvent and uses a catalyst at low concentration.

This shift, from producing the monomer PTA to the monomer DMT, was a pivotal moment for Loop Industries. We believe that GEN II requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is an environmentally sustainable method for producing virgin quality food-grade PET plastic by decoupling PET manufacturing from the fossil fuel industry.

To independently validate that our GEN II technology can produce DMT and MEG monomers at mini-pilot and pilot scale, we commissioned Kemitek, a College Centre for Technology Transfer specialized in the fields of green chemistry and chemical process scale-up. Kemitek’s findings allowed them to confirm that our technology produces monomers that meet our purity specifications for the production of PET resin and polyester fiber. The complete, Kemitek report was filed with the SEC by the Company on December 14, 2020.

To protect our technology, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks, We have two technology areas, referred to as GEN I technology and the GEN II technology, with patent claims relating to our technology for depolymerizing PET.

●
The GEN I technology portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, we also have issued patents in Argentina, Australia, Europe, Eurasia, Israel, Taiwan, South Africa, and in the members of the Gulf Cooperation Council, allowed patent applications in China and Japan, and pending patent applications in Brazil, Canada, Hong Kong, India, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036, not including any patent term extension.

●
The GEN II technology portfolio currently consists of four patent families:

o
The first has two issued U.S. patent and a pending U.S. application, all expected to expire on or around September 2037. Internationally, we also have an issued patent in Bangladesh, and pending applications in Argentina, Australia, Bolivia, Brazil, Bhutan, Canada, China, Columbia, Eurasia, Europe, members of the Gulf Countries, Hong Kong, Indonesia, Israel, India, Iraq, Japan, Korea, Kuwait, Laos, Mexico, Malaysia, Panama, Papua New Guinea, Philippines, Pakistan, Singapore, Taiwan, Uruguay, Uzbekistan, Venezuela, and South Africa, all expected to expire on or around September 2038, if granted and not including any patent term extension.

o
An additional aspect of the GEN II technology is claimed in an issued U.S. patent and a pending U.S. application. Internationally, we also have an allowed patent application in Bangladesh and pending applications in Algeria, Argentina, Australia, Bahrain, Bolivia, Brazil, Cambodia, Canada, Chile, China, Eurasia, Egypt, Europe, India, Indonesia, Israel, Iran, Japan, Korea, Kuwait, Laos, Malaysia, members of the Gulf Cooperation Council, Mexico, Morocco, New Zealand, Oman, Pakistan, Panama, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Tunisia, United Arab Emirates, Uruguay, Uzbekistan and Vietnam, all expected to expire on or around June 2039, if granted and not including any patent term extension.

o
A further additional aspect of the GEN II technology is the subject of a U.S. application and an International application. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, not including any patent term extension.

o
Another further additional aspect of the GEN II technology is the subject of a U.S. application, an International application, and pending applications in Argentina, Bolivia, Bangladesh, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, not including any patent term extension.

Loop owns registrations for its trademarks in Canada, the European Union, the United Kingdom, and the U.S. Loop also has pending applications in Cambodia, Canada, Indonesia, Taiwan, the U.S., and Vietnam.

Government Regulation and Approvals

As we seek to further develop and commercialize our technology, we will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations. Compliance with current and future regulations, including food packaging regulations, could increase our operational costs.

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

We believe that if we are successful in addressing food packaging regulations in various countries and economic regions, that the regulatory environment may provide Loop™ PET resin a competive advantage relative to mechanically recycled alternative resins and virgin PET.

We received a no-objection letter (NOL) on March 1, 2021 from the US Federal Food and Drug Administration (“FDA”) to confirm the capability of Loop Industries’ tertiary recycling process, known as methanolysis, in cleaning and producing post-industrial and post-consumer recycled PET for use in the manufacture of food-contact articles that contact all food types all conditions of use for which PET is permitted. The request to the FDA was initiated on November 23, 2020 and the NOL grant was provided within the expected response period of three to six months.

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

The levels of monomer purity confirmed by Kemitek’s verification are in line with the data submitted for the REACH registration of our DMT and MEG monomers and additionally support the March 1, 2021 NOL from the FDA.

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years, we have seen major brands make significant commitments to close the loop on their plastic use in two ways; by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin provides the ideal solution for these brands because it is recyclable and is made from 100% recycled PET waste and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging and polyester fiber.

We believe that due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-quality of Loop™ branded PET resin and its marketability to extoll the sustainability credentials of consumer brands that incorporate it, we believe we will be able to sell Loop™ branded PET resin at a premium price relative to virgin and mechanically recycled PET resin.

We are pursuing supply agreements with customers that are located in North America, Europe, and Asia. We currently have agreements with some of the world’s leading brands to be supplied from our planned commercial facility from our joint venture with Indorama Ventures Holdings LP (“Indorama”) in Spartanburg, South Carolina, including:

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

Turning PET Waste into Feedstock

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

Commercialization Plan and Progress

During the year ended February 28, 2021, we continued executing our corporate strategy with a focus on the commercialization of our technology. We are progressing on the engineering of our full-scale commercial facilities with our engineering partner Worley, a leading global engineering, procurement and construction company. The engineering philosophy we have adopted is design one, build many. This approach allows for the process design package, which has been completed, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction.

The Infinite LoopTM manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced from recycled content. The Infinite Loop™ technology is being engineered to support the commitment of global consumer brands to achieve a high level of recycled content in packaging. Infinite Loop™ facilities could be located near large urban centers where more plastic is being consumed and therefore more waste plastic feedstock is likely available.

Our objective is to achieve global expansion of the technology through a mix of fully owned facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement in Infinite Loop™ projects as a growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology.

On September 2, 2020, we entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET resin and polyester fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The INVISTA know how will be used for the polymerization of DMT and MEG monomer output from Loop’s depolymerization technology, the result of which is LoopTM PET resin or polyester fiber made from 100% recycled content. The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We continue to focus on the completion of the Infinite LoopTM engineering design with an intial target capacity of up to 70,000 metric tons/year. Permitting, site and regulatory considerations may impact plant capacity for the various projects. The design includes the integration of our depolymerization technology with INVISTA’s polymerization technology in partnership with Worley. We intend to use this design when evaluating Infinite LoopTM facilities in various regions. Worley has completed the pre-feasibility engineering as part of the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec. We expect that Worley may also play a role in the feasibility phase of engineering and the future design of larger capacity facilities.

We believe that Infinite LoopTM recycled PET resin and polyester fiber would command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite LoopTM production. Factors under consideration in determining project economics include pre-feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, logistics, and ramp up, among others.

Infinite LoopTM Bécancour, Québec

We are in the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec (the “Québec Project”). On May 27, 2021, we acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million) (the “New Site”). The site offers attractive logistics being located on the St-Lawrence river and access to rail. As previously disclosed, we had identified a different 2 million square feet parcel of land in Bécancour, Québec (the “Previous Site”), and had negotiated an option right to purchase that parcel of land. The environmental impact of building on the New Site is lower than the Previous Site because we will be recycling an industrial site that has previously been demolished. The development of this site will likely not result in the destruction of wetlands or forest and it reduces the overall construction costs and permitting time. The site size exceeds our project needs and we may choose to sell a portion of the land to offset part of our project commitment. We will not exercise the purchase option which was agreed in January 2021 to acquire the Previous Site and we will cease monthly payments for the option rights of the Previous Site.

The Québec Project is currently contemplated as wholly-owned and operated by Loop Industries which allows us to commercialize near our Innovation and Engineering teams located in Terrebonne, Québec. To fund the project and enhance our target returns, we are exploring financing options. Alternatives under exploration include incentive and financing programs supported by, or in partnership with, various levels of government.

The Québec Project would allow the Company to proceed with Infinite LoopTM commercialization in a more expeditious manner without being impacted by COVID-19 restrictions on international travel.

Infinite LoopTM Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite LoopTM technology and the resource management expertise of Suez, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies who we believe are committed to ambitious targets for a high level of recycled content in their products. Together with Suez, we have initiated the work to enable us to make a final investment decision for the project with the current priorities being on the site selection, permitting, and feedstock requirements and engineering. We are targeting final site selection during the summer of 2021.

Joint Venture with Indorama

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

We entered into a joint venture agreement (“Joint Venture Agreement”) with Indorama through our wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company. Each company has 50/50 equity interest in the joint venture. We are contributing to the 50/50 joint venture an exclusive world-wide royalty-free license to use its proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. The Joint Venture Agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina, in the southeastern United States. In 2019, the joint venture decided to increase the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year.

We have currently contracted for the sale of approximately 40% of the planned capacity, of the expected output of the Spartanburg facility and we will resume discussions for the remaining volume once we have more visibility on the commissioning date of the facility, although we have had and may continue to experience delays due to the COVID-19 pandemic (see “The global COVID-19 pandemic” as noted under “Risk Factors”). As part of the Joint Venture Agreement, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the year ended February 28, 2021, we made a contribution of $650,000 and as at February 28, 2021, we have contributed a total of $1,500,000 to the joint venture.

The joint venture made a decision over the summer of 2020 that due to the COVID-19 pandemic it would temporarily delay work on the project. Since then, no expenditures have been incurred by the joint venture. The travel restrictions and quarantine requirements between Canada and the US continued to cause disruptions in our timetable. While both joint venture partners currently remain committed to the project, we continue to monitor the COVID-19 implications on the project timetable.

Demonstration Plant and Innovation Center in Terrebonne, Québec

As part of our plan for the commercialization of future Infinite LoopTM manufacturing facilities, we decided to convert our Terrebonne, Québec pilot plant to an Infinite LoopTM demonstration and training facility. This demonstration facility will be used to showcase the Infinite LoopTM end to end technology to potential partners and customers, and train operational teams in advance of the commissioning of commercial plants.

We made significant investments in the demonstration plant during the year ended February 28, 2021. In particular, we installed and began operation of two new depolymerization reactors in the last quarter. The depolymerization reactors substantially increase our demonstration facility’s depolymerization capacity and confirm the design and scale-up factor for the feasibility engineering of the planned commercial-scale facilities. In addition, we have also entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture of Loop™ branded PET resin at our demonstration plant. We anticipate the Infinite LoopTM demonstration plant project to be largely completed by late in calendar 2021 and delivering Loop™ branded PET resin to customers starting in calendar 2022.

In addition to the capital requirements for our commercialization, we plan to continue to invest in strengthening our intellectual property portfolio, building a core competency in managing strategic relationships and continue enhancing our brand value. Our research and development innovation center in Terrebonne, Québec will continue to push forward the development of our technology.

Human Capital

Our employees are essential to our success and we are committed to providing a safe, productive, discrimination-free and harassment-free work environment. All employees are responsible for compliance with our Code of Ethics as well as our health and safety, and anti-harassment policies. These policies and practices help us foster a workplace environment that promotes inclusion and diversity.

To attract and retain highly capable and innovative employees, we have developed competitive compensation packages and benefits programs. Our compensation packages include market-competitive pay, healthcare benefits, paid time off and family leave and flexible work schedules. We also offer equity awards with multi-year vesting provisions to incentivize and reward our employees for long term corporate performance and promote retention throughout the vesting period.

To support our employees this fiscal year and to promote their health and safety, we encouraged administrative and engineering employees to work remotely. We provided emergency leave for employees to take care of a child or parent due to COVID-19 disruptions.

We are investing in building a management team to integrate best in class processes and practices while maintaining our entrepreneurial culture. On March 9, 2020, we hired Mr. Stephen Champagne as Chief Technology Officer. On January 11, 2021, Mr. Yves Perron was hired as the Company’s Vice-President, Engineering and Construction. On February 26, 2021, Mr. Nelson Gentiletti retired and stepped down as the Company’s Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) on March 1, 2021, on which date Drew Hickey was appointed as the Company’s CFO. Mr. Gentiletti remained with the Company until April 30, 2021 to ensure an orderly transition of his responsibilities. In addition, on October 6, 2020, the Company retained the services of Mr. Laurent Auguste in an advisory capacity to oversee all the Company’s European activities. As of February 28, 2021, we had 64 employees of which 29 work in research and development and 22 in engineering and operations.

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

RISK FACTORS SUMMARY

This risk factor summary contains a high-level summary of risks associated with our business, but does not address all of the risks that we face. Additional discussion of the risks summarized below, and other risks that we face, may be found immediately following this summary.

●
We have incurred net losses and have never generated revenue since inception and expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
●
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●
We may not be able to execute our business plan or stay in business without additional funding.
●
The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.
●
We are subject to certain risks related to litigation filed by or against us and investigations we are subject to, and adverse results may harm our business.
●
We have been named as a defendant in a putative shareholder class action lawsuits and are subject to an SEC Investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.
●
The macro-economic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.
●
Our technology may not be successful in developing commercial products and if we are unable to successfully scale our manufacturing processes, we may not meet customer demand.
●
We face business risks due to our relationships with strategic partners.
●
Decreases in our ability to develop or apply new technology and know-how or protect our intellectual property and proprietary technology or obtain or maintain trade secret protection may affect our competitiveness.
●
Disruption at, damage to or destruction of our demonstration and training plant or facilities could impede our ability to continue innovating and refining our technological process, which would harm our business, financial condition and operating results.
●
The plastics manufacturing industry is extremely price-competitive because of the commodity-like nature of virgin PET resin and its correlation to the price of crude oil. If our cost to manufacture recycled PET is not competitive with virgin PET or if the price of oil reduces significantly, it may adversely impact our ability to penetrate the market or be profitable.
●
We are vulnerable to fluctuations in the supply and price of raw materials.
●
The loss of the services of Mr. Daniel Solomita, our President and Chief Executive Officer, and Chairman of the Board of Directors, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business.
●
Our demonstration and training facility and other facilities must operate under policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes. Failure to comply with such regulations and codes may lead to disruption of operations at the pilot plant and the development of our technology, and financial sanctions.
●
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.
●
We are subject to various federal, provincial, state and local laws and regulations and failure to secure and maintain permits could result in costs that have a material adverse effect on our business, results of operations and financial condition.
●
Raising additional funds may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●
Trading volume in our stock can fluctuate and an active trading market for our common stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be volatile, and our stockholders could incur significant investment losses.
●
Our President and Chief Executive Officer and Chairman of the Board of Directors, Mr. Daniel Solomita, beneficially owns a majority of the total voting power of our capital stock, and accordingly, has control over stockholder matters, our business and management.
●
Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.
●
Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

RISKS RELATING TO OUR BUSINESS AND TECHNOLOGY

We have incurred net losses since inception. We expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability. We have never generated material revenue and may never be profitable.

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2021 was $36.34 million and we have earned no revenues to date. We have financed our operations primarily through sales of common stock and incurrence of debt and have devoted substantial efforts to research and development, as well as building our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our technology and products, obtain the regulatory approvals necessary to commercialize our products, attract additional customers, finance, build and operate commercial facilities. We expect to incur operating losses in future periods. These losses will occur as we do not have any revenues to offset the expenses associated with our business operations. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability. We cannot guarantee that we will ever be successful in generating revenues in the future. If we are unable to generate revenues, we will not be able to earn profits or continue operations.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our business was started in October 2014 with the incorporation of Loop Holdings, Inc. and 8198381 Canada Inc., and the acquisition of our GEN I technology in October 2014. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our technology and our demonstration and training plant. We have not yet demonstrated the ability to manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.

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

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs in order to establish profitable operations, and such financing may not be forthcoming. If we are unable to attract investors to invest in our business, we may not be able to acquire additional financing through debt or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our ability to remain in business.

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

The uncertain duration of these measures has had and may continue to have increasingly negative effects on critical development and commercialization efforts. In particular, although we were able to take advantage of exemptions in the order from Québec provincial government closing all non-essential business and commercial activity in the province during the shutdown periods from March 25, 2020 to May 11, 2020 and December 25, 2020 to February 7, 2021 to continue reduced operations at our pilot plant, the situation globally and the continued border closures and quarantine requirements between Canada and the United States have caused disruptions in our timetable of our joint venture with Indorama in the development of our Spartanburg facility and commercialization of our technology. We cannot ensure whether there will be further delays in light of the COVID-19 pandemic and further delays on the development and commercialization of our technology could have a material adverse effect on our results of operations and cash flows.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we may experience further restrictions on the movement of employees, disruption of supply chains, shipping of raw materials, restrictions on manufacturing and decline in value of assets held by us, including property and equipment. In particular, the COVID-19 outbreak has caused disruption to our business, including our furloughing a number of employees, which have now returned to work in full, either in person or in a work-from-home capacity. Additionally, our management team has, and will likely continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.  Further, we are in the process of obtaining all necessary permits and approvals for the operation of our business, which processes may be delayed due to the impact of the COVID-19 pandemic.

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

As a result of COVID-19 and the measures designed to contain the spread of the virus, we may not have the materials or capacity to continue our development efforts according to our schedule. Further, there may be logistics issues, operations impacts, and transportation disruptions that may cause further delays or increase costs.

The macroeconomic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.

We have and, prior to commercialization, will continue to rely on raising funds from investors and/or other sources to support our research and development activities and our operations. Macro-economic conditions in the United States and abroad may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult to raise capital. Specifically, the outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital or volatility and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations or even cease operating altogether. Therefore, unfavorable macroeconomic conditions, including as a result of COVID-19 and any resulting recession or slowed economic growth, could have a negative impact on us. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain.

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

To be successful, we will have to scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality at a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. The current manufacturing facility is a demonstration plant with limited production capacity used principally for research and development, training and customer marketing purposes. In order to fully implement our business plan, we will need to scale the operations to a larger industrial commercial facility, develop strategic partnerships or find other means to produce greater volumes of finished product. We, however, have not yet tested our technology at the scale that will be required for large commercial use nor at a scale sufficient to conclude the success of our technology.

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

The plastics manufacturing industry is extremely price-competitive because of the commodity-like nature of virgin PET resin and its correlation to the price of crude oil. If our cost to manufacture recycled PET is not competitive with virgin PET or if the price of oil reduces significantly, it may adversely impact our ability to penetrate the market or be profitable.

The demand for recycled PET has historically fluctuated with the price of crude oil. If crude oil prices decline, the cost to manufacture recycled PET may become comparatively higher than the cost to manufacture virgin PET. Our ability to penetrate the market will depend in part on the cost of manufacturing virgin PET and if we do not successfully distinguish our product from those of virgin PET manufacturers our entry into the market and our ability to secure customer contracts can be adversely affected.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, the yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Our feedstock supply strategy, including any hedging procedures, may be insufficient, and our results could be materially impacted if costs of materials increase. In light of the uncertain and evolving situation relating to the global COVID-19 pandemic, our access to raw materials, the quality and proximity of such materials may be disrupted. We currently cannot predict the impact that the global COVID-19 pandemic will have on our access to raw materials.

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

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation, investigations and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business, including the subpoena we received from the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. We expect to continue to incur legal fees in relation to litigation, investigations and other proceedings.

We have been named as a defendant in a putative shareholder class action lawsuits and are subject to an SEC Investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

We are defending against a putative shareholder class action lawsuits described in “Item 3. Legal Proceedings—Litigation,” including any appeals of such lawsuit. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits. In the event that our initial defense of these lawsuits is unsuccessful, there can be no assurance that we will prevail in any appeal. Any adverse outcome, including any plaintiff’s appeal of the judgment in this case, could have a material adverse effect on our business, financial condition, results of operation, cash flows and reputation. In addition, there can be no assurance that our insurance carriers will cover all or part of the defense costs, or any liabilities that may arise from these matters. The litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business. We also may be subject to claims for indemnification related to these matters, and we cannot predict the impact that indemnification claims may have on our business or financial results.

In addition, as described in “Item 3. Legal Proceedings—SEC Investigation,” of this annual report, the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. In addition, our board of directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations. Furthermore, while the SEC has informed us that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security, publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash position.

Our demonstration and training facility or other facilities must operate under policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes. Failure to comply with such regulations and codes may lead to disruption of operations at the demonstration and training facility or other facilities and the development of our technology, and financial sanctions.

We are subject to health and safety as well as environmental, zoning and any other regulatory requirements to operate our demonstration and training facility and our other facilities, and as our business evolves, we, directly or indirectly through our partners or other related parties, may be subject to additional government regulations. Any failure to comply with ongoing regulatory requirements, as well as discovery of previously unknown problems, may result in, among other things, costly regulatory inspections, fines or remediation plans. If regulatory issues arise, the value of our business and our operating results may be adversely affected.

Additionally, applicable regulations may change, and additional government regulations may be enacted that could impact our business. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Canada, the United States or abroad. If we are not able to maintain regulatory compliance, are slow or unable to adopt new requirements or policies, or effect changes to existing requirements, our business may be adversely affected.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, confidentiality, nondisclosure and nonuse agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

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

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. As part of our risk management program, we may enter into foreign exchange forward contracts to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the variability of our operating costs and future cash flows denominated in currencies that differ from our functional currencies. We do not enter into these contracts for trading purposes or speculation, and our management believes all such contracts are entered into as hedges of underlying transactions. Nonetheless, these instruments involve costs and have risks of their own in the form of transaction costs, credit requirements and counterparty risk. If our hedging program is not successful, or if we change our hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. Any hedging technique we implement may fail to be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on the trading price of our common stock.

We are subject to various federal, provincial, state and local laws and regulations and failure to secure and maintain permits could result in costs that have a material adverse effect on our business, results of operations and financial condition.

Many federal, provincial, state and local regulations govern plants and facilities and licenses to be held by individuals. We are in the process of obtaining all necessary permits and approvals for the operation of our business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. The requirements for such permits vary depending on the location where our regulated activities are operated. As these are governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, the duration of the permit and the conditions that may be imposed in connection with the granting of the permit.

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
●
our ability to develop and commercialize our technology, relative to investor expectations;
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
●
commencement of, or involvement in, litigation or investigations;
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
●
limited trading liquidity in our shares and any short positions held; and
●
other factors described elsewhere in these Risk Factors.

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

As at May 27, 2021, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling shareholder, beneficially owns 19,010,000 shares of common stock, or 44.8% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 19,010,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 77.0% of the voting control of the Company.

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

Changes in tax legislation in the countries the Company has operations could adversely affect our results of operations and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The impact of enactment of U.S. tax reform was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Treasury Department on several provisions including the computation of the transition tax. We continue to examine the impact this tax reform legislation may have on our business and we urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

ITEM 2. PROPERTIES

On January 26, 2018, we completed the purchase of the land and building housing our pilot plant and corporate offices located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. The 31.9 thousand square foot facility includes 7.4 thousand square feet for our executive offices and 24.5 thousand square feet for our innovation and operational activities. We believe that our existing facilities are adequate for our current needs.

On May 27, 2021, we acquired a 19 million square foot parcel of land in Bécancour, Québec for approximately $4.8 million (CDN $ 5.9 million). The site is part of our planning for an Infinite LoopTM manufacturing facility. The location is near existing industrial infrastructure, which reduces project costs, permitting time and does not result in the destruction of wetlands or forest.

ITEM 3. LEGAL PROCEEDINGS

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

Plaintiffs served a consolidated amended complaint on February 18, 2021 which alleges defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to Dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss is due on June 11, 2021.

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

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement for the 2021 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after February 28, 2021.

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

Holders

As at May 27, 2021, there were 42,433,320 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock) held by approximately 52 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2021.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by reducing plastic waste and recovering waste plastic for a sustainable future.

Consumer brands are seeking a solution to their plastic challenge, and they are taking bold action. In the past years, we have seen major brands make significant commitments to close the loop on their plastic use in two ways; by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin and polyester fiber provides the ideal solution for these brands because it is recyclable and is made from 100% recycled waste PET and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging.

Commercialization Plan and Progress

During the year ended February 28, 2021, we continued executing our corporate strategy with a focus on the commercialization of our technology. We are progressing on the engineering of our full-scale commercial facilities with our engineering partner Worley, a leading global engineering, procurement and construction company. The engineering philosophy we have adopted is design one, build many. This approach allows for the process design package, which has been completed, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction.

The Infinite LoopTM manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced from recycled content. The Infinite Loop™ technology is being engineered to support the commitment of global consumer brands to achieve a high level of recycled content in packaging. Infinite Loop™ facilities could be located near large urban centers where more plastic is being consumed and therefore more waste plastic feedstock is likely available.

Our objective is to achieve global expansion of the technology through a mix of fully owned facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement in Infinite Loop™ projects as a growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology.

On September 2, 2020, we entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET resin and polyester fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The INVISTA know how will be used for the polymerization of DMT and MEG monomer output from Loop’s depolymerization technology, the result of which is LoopTM PET resin or polyester fiber made from 100% recycled content. The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We continue to focus on the completion of the Infinite LoopTM engineering design with an intial target capacity of up to 70,000 metric tons/year. Permitting, site and regulatory considerations may impact plant capacity for the various projects. The design includes the integration of our depolymerization technology with INVISTA’s polymerization technology in partnership with Worley. We intend to use this design when evaluating Infinite LoopTM facilities in various regions. Worley has completed the pre-feasibility engineering as part of the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec. We expect that Worley may also play a role in the feasibility phase of engineering and the future design of larger capacity facilities.

We believe that Infinite LoopTM recycled PET resin and polyester fiber would command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite LoopTM production. Factors under consideration in determining project economics include pre-feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, logistics, and ramp up, among others.

Infinite LoopTM Bécancour, Québec

We are in the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec (the “Québec Project”). On May 27, 2021, we acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million) (the “New Site”). The site offers attractive logistics being located on the St-Lawrence river and access to rail. As previously disclosed, we had identified a different 2 million square feet parcel of land in Bécancour, Québec (the “Previous Site”), and had negotiated an option right to purchase that parcel of land. The environmental impact of building on the New Site is lower than the Previous Site because we will be recycling an industrial site that has previously been demolished. The development of this site will likely not result in the destruction of wetlands or forest and it reduces the overall construction costs and permitting time. The site size exceeds our project needs and we may choose to sell a portion of the land to offset part of our project commitment. We will not exercise the purchase option which was agreed in January 2021 to acquire the Previous Site and we will cease monthly payments for the option rights of the Previous Site.

The Québec Project is currently contemplated as wholly-owned and operated by Loop Industries which allows us to commercialize near our Innovation and Engineering teams located in Terrebonne, Québec. To fund the project and enhance our target returns, we are exploring financing options. Alternatives under exploration include incentive and financing programs supported by, or in partnership with, various levels of government.

The Québec Project would allow the Company to proceed with Infinite LoopTM commercialization in a more expeditious manner without being impacted by COVID-19 restrictions on international travel.

Infinite LoopTM Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite LoopTM technology and the resource management expertise of Suez, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies who we believe are committed to ambitious targets for a high level of recycled content in their products. Together with Suez, we have initiated the work to enable us to make a final investment decision for the project with the current priorities being on the site selection, permitting, and feedstock requirements and engineering. We are targeting final site selection during the summer of 2021.

Joint Venture with Indorama

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

We entered into a joint venture agreement (“Joint Venture Agreement”) with Indorama through our wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company. Each company has 50/50 equity interest in the joint venture. We are contributing to the 50/50 joint venture an exclusive world-wide royalty-free license to use its proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. The Joint Venture Agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina, in the southeastern United States. In 2019, the joint venture decided to increase the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year.

We have currently contracted for the sale of approximately 40% of the planned capacity, of the expected output of the Spartanburg facility and we will resume discussions for the remaining volume once we have more visibility on the commissioning date of the facility, although we have had and may continue to experience delays due to the COVID-19 pandemic (see “The global COVID-19 pandemic” as noted under “Risk Factors”). As part of the Joint Venture Agreement, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the year ended February 28, 2021, we made a contribution of $650,000 and as at February 28, 2021, we have contributed a total of $1,500,000 to the joint venture.

The joint venture made a decision over the summer of 2020 that due to the COVID-19 pandemic it would temporarily delay work on the project. Since then, no expenditures have been incurred by the joint venture. The travel restrictions and quarantine requirements between Canada and the US continued to cause disruptions in our timetable. While both joint venture partners currently remain committed to the project, we continue to monitor the COVID-19 implications on the project timetable.

Demonstration Plant and Innovation Center in Terrebonne, Québec

As part of our plan for the commercialization of future Infinite LoopTM manufacturing facilities, we decided to convert our Terrebonne, Québec pilot plant to an Infinite LoopTM demonstration and training facility. This demonstration facility will be used to showcase the Infinite LoopTM end to end technology to potential partners and customers, and train operational teams in advance of the commissioning of commercial plants.

We made significant investments in the demonstration plant during the year ended February 28, 2021. In particular, we installed and began operation of two new depolymerization reactors in the last quarter. The depolymerization reactors substantially increase our demonstration facility’s depolymerization capacity and confirm the design and scale-up factor for the feasibility engineering of the planned commercial-scale facilities. In addition, we have also entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture of Loop™ branded PET resin at our demonstration plant. We anticipate the Infinite LoopTM demonstration plant project to be largely completed by late in calendar 2021 and delivering Loop™ branded PET resin to customers starting in calendar 2022.

In addition to the capital requirements for our commercialization, we plan to continue to invest in strengthening our intellectual property portfolio, building a core competency in managing strategic relationships and continue enhancing our brand value. Our research and development innovation center in Terrebonne, Québec will continue to push forward the development of our technology.

Results of Operations

Fourth Quarter Ended February 28, 2021

The following table summarizes our operating results for the three-month periods ended February 28, 2021 and February 29, 2020, in U.S. Dollars.

	Three months ended
	February 28, 2021	February 29, 2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	362,321	311,253	51,068
External engineering	2,414,038	65,871	2,348,167
Employee compensation	1,000,652	766,977	233,675
Machinery and equipment expenditures	3,823,535	-	3,823,535
Demonstration plant operating expenses	466,724	280,043	186,681
Other	115,651	46,785	68,866
Total research and development	8,182,921	1,470,929	6,711,992

General and administrative
Stock-based compensation	537,556	547,327	(9,771)
Professional fees	2,807,583	275,151	2,532,432
Employee compensation	760,450	382,645	377,805
Directors and officers insurance	616,693	345,366	271,327
Other	91,720	217,875	(126,155)
Total general and administrative	4,814,002	1,768,364	3,045,638

Depreciation and amortization	121,321	245,065	(123,744)
Interest and other financial expenses	55,980	406,215	(350,235)
Interest income	(14,649)	(136,913)	122,264
Foreign exchange loss	33,929	4,303	29,626
Total expenses	13,193,503	3,757,963	9,435,540
Net loss	$(13,193,503)	$(3,757,963)	$(9,435,540)

The net loss for the three-month period ended February 28, 2021 increased $9.44 million to $13.19 million, as compared to the net loss for the three-month period ended February 29, 2020 which was $3.76 million. The increase is primarily due to increased research and development expenses of $6.71 million, increased general and administrative expenses of $3.05 million and a decrease in interest income of $0.12 million, partially offset by lower interest and other financial expenses of $0.35 million, an increased foreign exchange loss of $0.03 million and by lower depreciation and amortization expenses of $0.12 million.

The $6.71 million increase in research and development for the three-month period ended February 28, 2021 was primarily attributable to the following:

●
$3.82 million increase in purchases of research and development machinery and equipment, including two new recently installed depolymerization reactors. Starting in Q3 of fiscal 2021, the Company expensed research and development machinery and equipment in accordance with ASC 730, Research and Development Costs, and no longer capitalizes these costs. The timing of this accounting treatment is related to management’s decision to convert our pilot plant to exclusively a demonstration and training facility for our future Infinite Loop™ manufacturing facilities, therefore foregoing any alternative future use of its machinery and equipment assets in other applications. ;
●
$2.35 million increase in external engineering expenses for ongoing design work for our Infinite LoopTM manufacturing process;
●
$0.23 million increase in employee compensation expenses; and
●
$0.19 million increase in pilot plant and laboratory operating expenses.

The $3.05 million increase in general and administrative expenses for the three-month period ended February 28, 2021 was primarily attributable to the following:

●
$2.53 million increase in expenses for legal and professional fees due to costs principally associated with the ongoing SEC investigation and class action suits described in “Item 3. Legal Proceedings”;
●
$0.38 million increase in employee compensation expenses; and
●
$0.27 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance renewal costs.

The $0.12 million decrease in depreciation and amortization expenses for the three-month period ended February 28, 2021 is mainly attributable to the write-down of machinery and equipment assets related to the decision in the third quarter of fiscal 2021 to dedicate the demonstration and training facility to research and development activities. Although the machinery and equipment will continue to be utilized at our demonstration and training facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the demonstration and training facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

The decrease in interest and other financial expenses of $0.35 million for the three-month period ended February 28, 2021 is mainly attributable to a decrease in interest expense and accretion expense relating to the convertible notes converted in fiscal 2020 in the amount of $0.31 million and $0.05 million, respectively, offset by increased interest and accretion expenses related to the Investissement Québec loan totaling $0.02 million.

Fiscal Year Ended February 28, 2021

The following table summarizes our operating results for the years ended February 28, 2021 and February 29, 2020, in U.S. Dollars.

	Years ended
	February 28, 2021	February 29, 2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	1,417,004	1,252,394	164,610
External engineering	5,655,997	149,333	5,506,664
Employee compensation	3,040,121	2,279,579	760,542
Machinery and equipment expenditures	6,149,075	-	6,149,075
Demonstration plant operating expenses	1,852,615	901,687	950,928
Other	572,202	134,182	438,020
Total research and development	18,687,014	4,717,175	13,969,839

General and administrative
Stock-based compensation	2,257,622	2,216,997	40,625
Professional fees	4,613,717	1,193,884	3,419,833
Employee compensation	2,131,597	2,299,175	(167,578)
Directors and officers insurance	2,072,647	761,876	1,310,771
Other	464,757	743,488	(278,731)
Total general and administrative	11,540,340	7,215,420	4,324,920

Depreciation and amortization	775,675	807,447	(31,772)
Impairment of property, plant and equipment	5,043,119	22,985	5,020,134
Interest and other financial expenses	81,996	2,223,304	(2,141,308)
Interest income	(93,043)	(500,478)	407,435
Foreign exchange loss	309,822	19,602	290,220
Total expenses	36,344,923	14,505,455	21,839,468
Net loss	$(36,344,923)	$(14,505,455)	$(21,839,468)

The net loss for the year ended February 28, 2021 increased $21.84 million to $36.34 million, as compared to the net loss for the year ended February 29, 2020 which was $14.51 million. The increase is primarily due to increased research and development expenses of $13.97 million, increased expense for impairment of property, plant and equipment of $5.02 million, increased general and administrative expenses of $4.32 million, a decrease in interest income of $0.41 million and an increased foreign loss of $0.29 million, partially offset by lower interest and other financial expenses of $2.14 million and by lower depreciation and amortization expenses of $0.03 million.

The $13.97 million increase in research and development for the year ended February 28, 2021 was primarily attributable to the following:

●
$6.15 million increase in purchases of research and development machinery and equipment, including two new recently installed depolymerization reactors. The Company expensed research and development machinery and equipment in accordance with ASC 730, Research and Development Costs, and no longer capitalizes these costs. The timing of this accounting treatment is related to management’s decision to convert our pilot plant to exclusively a demonstration and training facility for our future Infinite Loop™ manufacturing facilities, therefore foregoing any alternative future use of its machinery and equipment assets in other applications;
●
$5.51 million increase in external engineering expenses for ongoing design work for our Infinite LoopTM manufacturing process;
●
$0.95 million increase in pilot plant and laboratory operating expenses; and
●
$0.76 million increase in employee compensation expenses.

The $4.32 million increase in general and administrative expenses for the year ended February 28, 2021 was primarily attributable to the following:

●
$3.42 million increase in expenses for legal and professional fees due to costs principally associated with the ongoing SEC investigation and class action suits described in “Item 3. Legal Proceedings”; and
●
$1.31 million increase in insurance expenses mainly due to D&O insurance renewal costs.

The $0.32 million decrease in depreciation and amortization expenses for the three-month period ended February 28, 2021 is mainly attributable to the write-down of machinery and equipment assets related to the decision in the third quarter of fiscal 2021 to dedicate the demonstration and training facility to research and development activities. Although the machinery and equipment will continue to be utilized at our demonstration and training facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets for a total of $5.04 million to be written off and all future costs associated with the demonstration and training facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

The decrease in interest and other financial expenses of $2.14 million for the three-month period ended February 28, 2021 is mainly attributable to a decrease in interest expense and accretion expense relating to the convertible notes converted in fiscal 2020 in the amount of $1.89 million and $0.36 million, respectively, offset by increased interest and accretion expenses related to the Investissement Québec loan totaling $0.08 million.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company with no revenues, and our ongoing operations and commercialization plans are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations. As at February 28, 2021, we had cash and cash equivalents on hand of $35.22 million. Management actively monitors the Company’s cash balance and short term cash commitments to ensure current operations are funded. We are also exploring options to finance our commercial projects.

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $35.22 million, in light of the current global COVID-19 pandemic and its impacts on the global capital markets, our liquidity position may change, including the inability to raise new equity and debt, disruption in completing repayments or disbursements to our creditors.

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

As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund committed operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the February 28, 2021 consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

As at February 28, 2021, we had accounts payable and accrued liabilities of $9.06 million (Note 7 to the financial statements) which include legal fees, engineering, contracting professional fees and cost of machinery and equipment. The engineering and contracting professional fees relate to investment in commercialisation of the Infinite LoopTM commercial facilities design and the conversion of the pilot plant into the demonstration and training facility of Infinite LoopTM at Terrebone, Québec. The D&O and legal fees increased due to the SEC investigation and class action lawsuits.

We have a short-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our pilot plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,103,666 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,598 (CDN$5,833) plus interest, until January 2022, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its Pilot Demonstration and training plant up to a maximum of $3,626,330 (CDN$4,600,000). We received the first disbursement in the amount of $1,741,611 (CDN$2,209,234) on February 21, 2020. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $362,633 (CDN$460,000). The warrants will be issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. The remaining amount available under the financing facility is $1,884,719 (CDN$2,390,766) to be received in a maximum of two additional disbursements before June 30, 2021.

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

The following table summarizes the exchange rates used:

	February 28, 2021	February 29, 2020
Period end Canadian $: US Dollar exchange rate	$0.79	$0.74
Average period Canadian $: US Dollar exchange rate	$0.76	$0.75

Expenditures are translated at the average exchange rate for the period presented.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2021, and February 29, 2020 and February 28, 2019 was as follows:

	Years Ended
	February 28, 2021	February 29, 2020
Net cash used in operating activities	$(22,490,636)	$(9,092,549)
Net cash used in investing activities	(2,977,364)	(3,388,985)
Net cash provided by financing activities	26,598,668	40,463,141
Effect of exchange rate changes on cash	373,612	(97,326)
Net change in cash	$1,504,280	$27,884,281

Net Cash Used in Operating Activities

During the year ended February 28, 2021, we used $22.49 million in operations compared to $9.09 million during the year ended February 29, 2020. The increase over each year is mainly due to increased operating expenses as we move forward on commercialization activities. As discussed above in the Results of Operations, the main increases in expenses were engineering fees, research and development machinery and equipment and legal fees.

Net Cash Used in Investing Activities

During the year ended February 28, 2021, we used $2.98 million in investing activities. We made capital asset investments of $1.74 million which was mainly attributable to the expansion and additions to our pilot plant and executive offices in Terrebonne, Canada, before the decision to convert our pilot plant to exclusively a demonstration and training facility at which point we began expensing machinery and equipment expenditures related to our demonstration and training facility as research and development expenses. We also invested $0.59 million in our intellectual property as we developed, during the year ended February 28, 2021, our next generation GEN II technology and filed various patents in various jurisdictions around the world, most of which await approval. During the year ended February 28, 2021 we made capital contributions to our joint venture with Indorama for a total of $0.65 million.

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

Net Cash Provided by Financing Activities

During the year ended February 28, 2021, we raised $26.65 million through a registered direct offering of common stock, in the net amount of $25.00 million and through warrants exercised for $1.65 million. We also made payments totaling $0.05 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our pilot plant and executive offices.

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

During the year ended February 28, 2020, we paid a total of $312,000 in interest in connection with convertible notes that were converted during that year.

On February 21, 2020, we received $1,741,611 (CDN$2,209,234) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of our pilot. There is a 36-month moratorium on both capital and interest repayments beginning on the date of receipt of the funds.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2022, we will continue to monitor the potential impacts of COVID-19 on our business. We intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

●
Protecting our intellectual property;

●
Continuing to upgrade and convert our pilot plant into a demonstration and training facility to ensure the highest quality of sustainable Loop™ PET resin is produced at the facility;

●
Continuing to drive the commercialization of our Infinite Loop™ solution, which we believe is a key pillar of our ambition to sell our technology to potential commercial partners.

●
Supporting Worley in the Class IV pre-feasibility engineering for the Québec and European project evaluations;

●
Identifying and evaluating specific site locations in both Québec and Europe for commercial operations;

●
Identifying and securing feedstock to ensure our current demonstration and training facility and potential commercial facilities can operate continuously and efficiently;

●
Identifying and evaluating financial options and incentives including various forms of debt, equity, strategic partnership, incentive and financing programs supported by, or in partnership with, governments to fund the commercial projects;

●
Identfying and pursuing additional strategic partners and regions for new Infinite LoopTM projects

●
With our joint venture with Indorama, complete the engineering work associated with the Spartanburg facility and proceed with construction; and

●
Continuing to execute brand and other partnerships and/or commercial agreements with customers.

Risks that may affect our ability to execute on this strategy include, but are not limited to, those listed under “Risk Factors” elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets as well as the carrying value of our joint venture investment, accruals for potential liabilities, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards and the judgement in the assessment.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Starting in the third quarter of the fiscal year ended February 28, 2021, machinery and equipment purchases related to the pilot plant which is now dedicated solely to research and development activities with no alternative use are also expensed as incurred.

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
February 28, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (together, the Company) as of February 28, 2021 and February 29, 2020, and the related consolidated statements of operations and comprehensive loss, change in stockholders' equity and cash flows for each of the three years in the period ended February 28, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements; and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-based Compensation – Performance-based Vesting

As described in notes 2, 15 and 17 to the consolidated financial statements, the Company periodically issues warrants, stock options and restricted stock units awards, which may have performance conditions, to employees and non-employees in non-capital raising transactions for services and financing expenses, which resulted in the Company recognizing stock-based compensation expense of $3,674,626 for the year ended February 28, 2021. For awards where performance conditions exist, the Company recognizes compensation expenses when it becomes probable that the performance conditions will be met.

The principal considerations for our determination that performing procedures relating to stock-based compensation – performance conditions are considered a critical audit matter – are (i) the judgment required by management in determining whether performance conditions were achieved; and (ii) the high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to management's assessment of whether the performance conditions were achieved.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) evaluating and testing the appropriateness of management's process for determining the achievement of performance conditions; and (ii) evaluating the probability of achievement of the performance conditions approved by the Company's Board of Directors by considering the current and past performance of the Company and whether management's assessment was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada
May 28, 2021

We have served as the Company's auditor since 2017.

(2)

Loop Industries, Inc.
Consolidated Balance Sheets
(in United States dollars)

	As at
	February 28, 2021	February 29, 2020

Assets
Current assets
Cash and cash equivalents	$35,221,951	$33,717,671
Sales tax, tax credits and other receivables (Note 3)	1,763,835	664,544
Prepaid expenses	609,782	141,226
Total current assets	37,595,568	34,523,441
Investment in joint venture	1,500,000	850,000
Property, plant and equipment, net (Note 4)	3,513,051	7,260,254
Intangible assets, net (Note 5)	794,894	202,863
Total assets	$43,403,513	$42,836,558

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$8,124,865	$2,082,698
Current portion of long-term debt (Note 9)	938,116	52,126
Total current liabilities	9,062,081	2,134,824
Long-term debt (Note 9)	1,516,008	2,238,026
Total liabilities	10,578,989	4,372,850

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 12)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 42,413,691 shares issued and outstanding (2020 – 39,910,774) (Note 12)	4,242	3,992
Additional paid-in capital	113,662,677	82,379,413
Additional paid-in capital – Warrants	8,826,165	9,785,799
Accumulated deficit	(89,661,970)	(53,317,047)
Accumulated other comprehensive loss	(6,590)	(388,449)
Total stockholders' equity	32,824,524	38,463,708
Total liabilities and stockholders' equity	$43,403,513	$42,836,558

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in United States dollars)

	Years Ended
	February 28, 2021	February 29, 2020
Revenue	$-	$-

Expenses :
Research and development (Notes 13 and 15)	18,687,014	4,717,175
General and administrative (Notes 14 and 15)	11,540,340	7,215,420
Write-down and impairment of property, plant and equipment (Note 5)	5,043,119	22,985
Depreciation and amortization (Notes 4 and 5)	775,675	807,447
Interest and other financial expenses (Note 18)	81,996	2,223,304
Interest income	(93,043)	(500,478)
Foreign exchange loss (gain)	309,822	19,602
Total expenses	36,344,923	14,505,455

Net loss	(36,344,923)	(14,505,455)

Other comprehensive loss -
Foreign currency translation adjustment	381,859	(98,225)
Comprehensive loss	$(35,963,064)	$(14,603,680)
Loss per share
Basic and diluted	$(0.89)	$(0.38)
Weighted average common shares outstanding
Basic and diluted	40,983,752	37,936,094

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended February 28, 2021 and February 29, 2020
(in United States dollars)

	Year ended February 29, 2020
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	AdditionalPaid-in Capital	AdditionalPaid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 28, 2019	33,805,706	$3,381	1	$-	$38,966,208	$757,704	$1,200,915	$800,000	$(38,811,592)	$(290,224)	$2,626,392

Issuance of common shares for cash, net of share issuance costs (Note 12)	4,693,567	469	-	-	30,408,410	8,663,769	-	-	-	-	39,072,648
Issuance of shares for legal settlement (Note 20)	150,000	15	-	-	(15)	-	-	-	-	-	-
Issuance of shares upon conversion of Convertible notes (Notes 10)	932,084	94	-	-	8,553,403	324,672	(1,200,915)	-	-	-	7,677,254
Issuance of shares upon the vesting of restricted stock units (Note 15)	244,884	25	-	-	799,975	-	-	(800,000)	-	-	-
Issuance of shares upon the cashless exercise of stock options (Note 15)	69,101	7	-	-	(7)	-	-	-	-	-	-
Issuance of shares upon exercise of warrants (Notes 10 and 17)	15,432	1	-	-	182,048	(38,300)	-	-	-	-	143,749
Issuance of warrants for financing facility (Notes 9 and 17)	-	-	-	-	-	77,954	-	-	-	-	77,954
Stock options granted for services (Note 15)	-	-	-	-	2,178,948	-	-	-	-	-	2,178,948
Restricted stock units granted for services (Note 15)	-	-	-	-	1,290,443	-	-	-	-	-	1,290,443
Foreign currency translation	-	-	-	-	-	-	-	-	-	(98,225)	(98,225)
Net loss	-	-	-	-	-	-	-	-	(14,505,455)	-	(14,505,455)

Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$-	$-	$(53,317,047)	$(388,449)	$38,463,708

Loop Industries, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended February 28, 2021 and February 29, 2020 (continued)
(in United States dollars)

	Year ended February 28, 2021
	Common stock		Preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	AdditionalPaid-in Capital	AdditionalPaid-in Capital - Warrants	Additional Paid-in Capital – Beneficial Conversion Feature	Common Stock Issuable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$-	$-	$(53,317,047)	$(388,449)	$38,463,708

Issuance of common shares for cash, net of share issuance costs (Note 12)	2,087,000	209	-	-	24,996,419	-	-	-	-	-	24,996,628
Issuance of shares upon the vesting of restricted stock units (Notes 12 and 15)	225,388	22	-	-	(22)	-	-	-	-	-	-
Issuance of shares upon exercise of warrants (Notes 10 and 17)	190,529	19	-	-	2,046,852	(394,245)	-	-	-	-	1,652,626
Issuance of warrant for services (Note 17)	-	-	-	-	-	84,442	-	-	-	-	84,442
Expiration of warrants (Notes 10 and 17)	-	-	-	-	649,831	(649,831)	-	-	-	-	-
Stock options granted for services (Note 17)	-	-	-	-	2,212,078	-	-	-	-	-	2,212,078
Restricted stock units granted for services (Note 17)	-	-	-	-	1,378,106	-	-	-	-	-	1,378,106
Foreign currency translation	-	-	-	-	-	-	-	-	-	381,859	381,859
Net loss	-	-	-	-	-	-	-	-	(36,344,923)	-	(36,344,923)

Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$-	$-	$(89,661,970)	$(6,590)	$32,824,524

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

	February 28, 2021	February 29, 2020
Cash Flows from Operating Activities
Net loss	$(36,344,923)	$(14,505,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 4 and 5)	775,675	807,447
Stock-based compensation (Note 15)	3,674,626	3,469,390
Write-down and impairment of property, plant and equipment (Note 4)	5,043,120	22,985
Accretion, and accrued interest (Note 18)	76,446	2,255,575
Deferred financing costs	-	96,155
Gain on conversion of convertible notes (Notes 10 and 18)	-	(232,565)
Other, net	(32,605)	43,356
Changes in operating assets and liabilities:
Valued added tax and tax credits receivable	(1,034,014)	(77,294)
Prepaid expenses	(449,535)	83,876
Accounts payable and accrued liabilities	5,800,575	(1,056,019)
Net cash used in operating activities	(22,490,636)	(9,092,549)

Cash Flows from Investing Activities
Investment in joint venture (Note 8)	(650,000)	(850,000)
Additions to property, plant and equipment (Note 4)	(1,735,079)	(2,439,013)
Additions to intangible assets (Note 5)	(592,285)	(99,972)
Net cash used in investing activities	(2,977,364)	(3,388,985)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs (Note 12)	26,649,253	39,182,145
Proceeds from issuance of long-term debt (Note 9)	-	1,645,122
Payment of accrued interest on convertible notes (Note 10)	-	(312,000)
Repayment of long-term debt	(50,585)	(52,126)
Net cash provided by financing activities	26,598,668	40,463,141

Effect of exchange rate changes	373,612	(97,326)
Net change in cash	1,504,280	27,884,281
Cash and cash equivalents, beginning of year	33,717,671	5,833,390
Cash and cash equivalents, end of year	$35,221,951	$33,717,671

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$38,157	$368,482
Interest received	$93,043	$500,478
See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.
February 28, 2021 and February 29, 2020
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

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets as well as the carrying value of our joint venture investment, accruals for potential liabilities, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards and the judgement in the assessment.

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

Low-interest loans or interest-free loans from a government are initially measured at fair value and interest expense is recognized on the loan subsequently under the effective interest method, with the difference recognized as a government grant.

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

Foreign currency translations and transactions

The accompanying consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive income (loss) (“OCI”). As a result, foreign currency exchange fluctuations may impact operating expenses. The Company currently is not engaged in any currency hedging activities.

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

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Starting in the third quarter of the fiscal year ended February 28, 2021, machinery and equipment purchases related to the pilot plant which is now dedicated solely to research and development activities with no alternative use are also expensed as incurred.

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

For the years ended February 28, 2021 and February 29, 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 28, 2021, the potentially dilutive securities consisted of 1,587,081 outstanding stock options (2020 – 1,587,081), 4,210,520 outstanding restricted stock units (2020 – 4,218,802), and 4,133,720 outstanding warrants (2020 – 5,059,331).

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this accounting guidance did not materially impact our results of operations or financial position.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. All amendments to this ASU must be adopted in the same period on a prospective basis, with certain exceptions. We do not expect this accounting guidance to materially impact our results of operations or financial position.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. This update is effective as of March 12, 2020, through December 31, 2022. We are currently evaluating this accounting guidance and have not elected an adoption date.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at February 28, 2021 and February 29, 2020 were as follows:

	February 28, 2021	February 29, 2020
Sales tax	$1,155,504	$180,971
Research and development tax credits	435,467	447,843
Other receivables	172,864	35,730
	$1,763,835	$664,544

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2021, the Company recorded a $115,566 net expense included in research and development expenses due to adjustments made to prior year estimates of refundable tax credits. This adjustment was related to a re-assessment by tax authorities, reducing our research and development tax credits and resulted in the Company repaying $93,249 during the year ended February 28, 2021 for research and development tax credits previously received by the Company from taxation authorities. During the year ended February 29, 2020, the Company recorded tax credits of $221,603 as a reduction of research and development expenses and received $175,929 from taxation authorities for research and development tax credits.

We received during the year ended February 28, 2021 a wage subsidy from the Canadian federal government related to a COVID-19 relief program that amounted to $259,273 (2020 - nil), of which $221,603 was recorded against research and development expenses and $37,670 against general and administrative expenses. Government grants receivable at February 28, 2021 amounted to nil (2020 – nil).

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 28, 2021, the Company was eligible for non-cash research and development tax credits in the amount of $272,206 (2020 – $251,019). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements. As at February 28, 2020, the carry forward balance of non-cash research and development tax credits was $1,090,691 (2020 - $764,507).

4. Property, Plant and Equipment

	As at February 28, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,954,345	$(201,589)	$1,752,756
Land	241,578	-	241,578
Building Improvements	1,804,872	(474,114)	1,330,758
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	292,946	(104,987)	187,959
	$10,807,993	$(7,294,942)	$3,513,051

	As at February 29, 2020
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,846,070	(128,911)	1,717,159
Land	264,868	-	264,868
Building Improvements	733,884	(214,068)	519,816
Machinery and equipment	6,085,195	(1,426,465)	4,658,730
Office equipment and furniture	162,466	(62,785)	99,681
	$$9,092,483	$(1,832,229)	7,260,254

Depreciation expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $733,831 for the year ended February 28, 2021 (2020 - $807,800).

During the year ended February 28, 2021, the Company recorded write-down and impairment expenses of $5,043,119, (2020 – $22,985). In the year ended February 28, 2021, the Company’s management made the decision to convert its pilot plant to exclusively a demonstration and training facility for our future Infinite Loop™ manufacturing facilities, therefore foregoing any alternative future use of its machinery and equipment assets contained within the pilot plant. As such, the carrying value of the machinery and equipment was written off resulting in an expense of $5,034,606 being recognized in the year ended February 28, 2021. With the decision to dedicate the demonstration and training facility to research and development, the accounting for future costs associated with these activities are considered in scope of ASC 730, Research and Development Costs, and will be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss in the period they are incurred. During the year ended February 28, 2021, the Company purchased $7,475,742 of machinery and equipment associated with its ongoing research and development activities, which have no future alternative use and as such, were recognized as research and development expenses in the consolidated statements of operations and comprehensive loss. See Note 14 for components of research and development expenses.

5. Intangible Assets

During the year ending February 28, 2021, the Company continued to develop its next Generation II (“GEN II”) technology and filed various patents in jurisdictions around the world. On April 9, 2019, the first GEN II U.S. patent was issued. The GEN II technology portfolio has two issued U.S. patents and a pending U.S. application, all expected to expire, if granted, on or around September 2037. Internationally, the GEN II technology portfolio also has an issued patent and an allowed application in Bangladesh, and pending applications in Argentina, Australia, Bolivia, Brazil, Bhutan, Canada, China, Columbia, Eurasia, Europe, members of the Gulf Countries, Hong Kong, Indonesia, Israel, India, Iraq, Japan, Korea, Kuwait, Laos, Mexico, Malaysia, Panama, Papua New Guinea, Philippines, Pakistan, Singapore, Taiwan, Uruguay, Uzbekistan, Venezuela, and South Africa, all expected to expire on or around September 2038, if granted. Additional aspects of the GEN II technology are claimed in an issued U.S. patent and a pending U.S. application, an allowed patent application in Bangladesh, and pending applications in Algeria,Argentina, Australia, Bahrain, Bolivia, Brazil, Cambodia, Canada, Chile, China, Eurasia, Egypt, Europe, India, Indonesia, Israel, Iran, Japan, Korea, Kuwait, Laos, Malaysia, members of the Gulf Cooperation Council, Mexico, Morocco, New Zealand, Oman, Pakistan, Panama, Peru, Philippines, Qatar, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Tunisia, United Arab Emirates, Uruguay, Uzbekistan and Vietnam, all expected to expire on or around June 2039, if granted.. Additionally, a further apsect of the GEN II technology are subject of a U.S. application and an International application. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040. Another additional aspect of the GEN II technology is the subject of a U.S. application, an International application, and pending applications in Argentina, Bolivia, Bangladesh, members of the Gulf Cooperation Council, Pakistan, Taiwan, and Uruguay. Any patents that wouldtely grant from these applications would be expected to expire on or around March 2040.

Concurrent with the GEN II development, in June 2018, the Company transitioned to its newly constructed GEN II industrial pilot plant. The GEN II technology forms the basis for the commercialization of the Company into the future.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $41,844 for the year ended February 28, 2021 (2020 - $22,631).

	As at February 28,	As at February 29,
	2021	2020

Patents, at cost – beginning of period	$225,174	$127,672
Patents, accumulated depreciation – beginning of period	(22,310)	-
Patents, net – beginning of period	202,864	127,672

Additions in the year – patents	623,811	99,972
Amortization of patents	(41,844)	(22,631)
Foreign exchange effect	10,063	(2,150)
Patents, net – end of period	$794,894	$202,863

6. Fair value of financial instruments

The following table presents the fair value of the Company’s financial liabilities at February 28, 2021 and February 29, 2020:

	Fair Value Measurements as at February 28, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$2,454,123	$2,464,540	Level 2

	Fair Value Measurements at February 29, 2020
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$2,290,152	$2,314,117	Level 2

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 28, 2021 and February 29, 2020 were as follows:

	February 28, 2021	February 29, 2020
Trade accounts payable	$5,082,736	$814,081
Accrued engineering fees	535,359	-
Accrued employee compensation and payroll taxes	970,154	873,242
Accrued professional fees	1,270,628	133,038
Other accrued liabilities	265,988	262,337
	$8,124,865	$2,082,698

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

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to February 28, 2021 and, as at February 28, 2021, the carrying value of the equity investment was $1,500,000, which is the total of the cash contributions we have made to ILT. During the year ended February 28, 2021, we made contributions to ILT of $650,000 (2020 – $850,000). These contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which have been capitalized in ILT.

Although the Company remains committed to the project, the joint venture made a decision in July 2020 that due to the COVID-19 situation it would delay work. Since then, no expenditures have been incurred by the joint venture.

9. Long-term Debt

	February 28, 2021	February 29, 2020
Investissement Québec financing facility:
Principal amount	$1,741,612	$1,645,122
Unamortized discount	(268,192)	(289,852)
Accrued interest	42,588	958
Total Investissement Québec financing facility	1,516,008	1,356,228
Term loan
Principal amount	938,116	933,924
Less: current portion	(938,116)	(52,126)
Total term loan, net of current portion	-	881,798
Long-term debt, net of current portion	$1,516,008	$2,238,026

Investissement Québec financing facility

On February 21, 2020, the Company received $1,741,611 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,626,330 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the lo an for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $36,263 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The Company recorded interest expense on the Investissement Québec loan for the year ended February 28, 2021 in the amount of $39,599 (2020 – $968) and an accretion expense of $36,847 (2020 – $872).

The Company has also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $362,633 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrant remains outstanding as at February 28, 2021.

The remaining amount available under the financing facility is $1,884,719 (CDN$2,390,766) to be received in a maximum of two additional disbursements before June 30, 2021.

Term Loan

On January 24, 2018, the Company obtained a $1,103,666 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,598 (CDN$5,833) plus interest, until January 2022. It includes an option allowing for the prepayment of the Loan without penalty. In January 2021, the Company and the Canadian bank agreed to maintain the same repayment amount and interest rate until January 2022, at which time the monthly repayment amount and interest rate will be subject to renewal. During the year ended February 28, 2021, we repaid $50,585 (2020 – $52,126) on the principal balance of the Loan and interest paid amounted to $38,157 (2020 – $56,152). The terms of the credit facility require the Company to comply with certain financial covenants. As at February 28, 2021 and February 29, 2020, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s bank indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2022	$938,116
February 28, 2023	-
February 28, 2024	248,798
February 29, 2025	248,798
February 28, 2026	248,794
Thereafter	995,222
Total	$2,679,728

10. Convertible Notes

First Issuance

Initial terms and accounting treatment
On November 13, 2018, the Company issued convertible notes (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $2,450,000 (the “November 2018 Private Placement”). On January 3, 2019, the Company issued additional convertible notes from this issuance (the “November 2018 Notes”), together with related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes (the “November 2018 Warrants”), for an aggregate purchase price of $200,000 (the “November 2018 Private Placement”). The Company used the net proceeds of the November 2018 Private Placement for general corporate and working capital purposes. The November 2018 Notes were converted on April 5, 2019.

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

The aggregate value of the November 2018 Notes and November 2018 Warrants as shown on the consolidated balance sheet are broken down as follows:

	February 28, 2021	February 29, 2020	Issue Date
November 2018 Convertible Notes - Liability	$-	$-	$2,495,636
Accrued interest – Liability	-	-	-
Deferred financing costs	-	-	(63,738)
	-	-	2,431,898

November 2018 Warrants - Liability	$-	$-	$154,364

The transaction costs relating to this issuance were split pro-rata between the November 2018 Notes and the November 2018 Warrants. The portion relating to the November 2018 Notes were deferred and are being amortized over the life of the convertible notes. The portion relating to the November 2018 Warrants was immediately expensed.

Amendment and subsequent accounting treatment
On April 5, 2019, the Company and the Investors that purchased the November 2018 Notes from the Company pursuant to the Note and Warrant Purchase Agreement dated as of November 13, 2018 or January 3, 2019, executed an Amendment, Surrender and Conversion Agreement (“Conversion Agreement”) whereby the parties agreed to convert the November 2018 Notes, and all accrued and unpaid interest, into shares of the common stock of the Company at a newly agreed conversion price per share equal to $8.55 (the “New Conversion Price”), replacing the previous formula which converted the November 2018 Notes and accrued and unpaid interest into shares of the common stock of the Company at the price per share equal to the lesser of (i) $13.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day to the conversion of the November 2018 Notes. The Conversion Agreement stipulates that the interest on the November 2018 Notes would be paid up to and including April 3, 2019. Pursuant to the 2018 Note Purchase Agreement, the Investors also received related warrants to acquire an additional 50% of the shares issued upon the conversion of the November 2018 Notes. As part of the Conversion Agreement, the exercise price of the November 2018 Warrants will also be the New Conversion Price, replacing the previous formula which established the conversion price for the November 2018 Warrants as the lesser of (i) $15.00 and (ii) the average closing price of the Company’s Common Stock on the Nasdaq stock market for the ten days preceding the day of the conversion of the November 2018 Notes. As a result of the Conversion Agreement, the Company issued 319,326 shares of common stock of the Company and issued 159,663 warrants. The November 2018 Warrants expiration date was eighteen (18) months from the date of the conversion of the November 2018 Notes, on October 5, 2020. All of the November 2018 Warrants were exercised in the quarter ended November 30, 2020.

The Company recorded an expense upon revaluation of the warrants for the period from March 1, 2019 to April 5, 2019 in the amount of $8,483 (2018 – nil) and is included in operating expenses. The Company recorded accretion interest expense on the November 2018 Notes from March 1, 2019 to April 5, 2019 in the amount of $154,364 and is included in operating expenses. The Company recorded interest expense on the November 2018 Notes for the period from March 1, 2019 to April 3, 2019 in the amount of $19,433 (2018 – nil). The value of the 159,633 warrants issued as part of the conversion was determined using the Black-Scholes pricing formula and amounted to $316,929 and is included in additional paid-in capital – warrants. Also, the conversion of the November 2018 Notes into common stock resulted in a gain of $232,565 and has been offset against expenses.

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

The January 2019 Notes carried an interest rate of 8.00% per annum and had initial maturity dates of January 15, 2020 and January 21, 2020 (the “January 2020 Maturity Date”), respectively. At the January 2020 Maturity Date, the outstanding principal amount of the January 2019 Notes automatically converted into shares of the common stock of the Company at the price per share equal to $8.10 (the “January 2020 Conversion Price”). The January 2020 Conversion Price could have been adjusted in the event that the Company issued common shares in a private sale or offering at a lower price per share than $8.10 within 180 days of the closing date. The lower price would become the new conversion price of the January 2019 Notes, which would impact the number of shares that would be issued. The total number of shares of Common Stock to be issued upon automatic conversion would equal the outstanding principal amount of the January 2019 Notes divided by the January 2020 Conversion Price. The January 2019 Notes were converted at the January 2020 Maturity Date with no adjustment to the January 2020 Conversion Price.

With respect to accrued and unpaid interest at the January 2020 Maturity Date, the Investors had the option of receiving cash or common stock of the Company at that date. Upon the January 2020 Maturity Date, where the Investor elected payment of accrued and unpaid interest on the January 2019 Notes in common stock, the price per share would equal to the trading price of the common stock at the close of the market on the date immediately preceding the January 2020 Maturity Date. On the January 2020 Maturity Date, $312,000 in accrued interest was paid in cash and a value of $80,000 was paid in common stock (7,820 shares).

The January 2019 Warrants are exercisable for an additional fifty percent (50%) of the shares of Common Stock issuable upon the conversion of the January 2019 Notes (the “January 2019 Warrant Shares”). The per share purchase price (the “January 2019 Exercise Price”) for each of the January 2019 Warrant Shares purchasable under the January 2019 Warrants would equal to 115% of the January 2020 Conversion Price. The January 2019 Warrants would be calculated and issued upon the closing date of the January 2019 Notes, based upon the initial $8.10 conversion price. As such, the Company issued 302,469 warrants at the closing dates of the January 2019 Notes. If the Investor elected to take accrued and unpaid interest on the January 2019 Notes in common stock, additional warrants would be issued to acquire 50% of the shares issued in connection with the accrued and unpaid interest (also referred to as the “January 2019 Warrants”). Upon conversion, 3,911 additional warrants were issued in connection with accrued interest paid in common stock. The January 2019 Warrants expire twenty-four (24) months from the date of their issuance (the “January 2019 Expiration Date”). The Investors could exercise the January 2019 Warrants at any time prior to the January 2019 Expiration Date. During the year ended February 28, 2021, 30,864 of the January 2019 Warrants were exercised (2020 – 15,432). The remaining January 2019 Warrants expired on January 15, 2021.

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

The aggregate values of the beneficial conversion feature, the January 2019 Warrants and the January 2019 Notes are broken down as follows:

	February 28, 2021	February 29, 2020	Issue Date
January 2019 Convertible Notes – Liability	$-	$-	$2,941,381
Accrued interest – Liability	-	-	-
Deferred financing costs	-	-	(79,539)
	-	-	2,861,842

January 2019 Beneficial Conversion Option – Equity	-	-	1,200,915

January 2019 Warrants – Equity	$-	$727,148	$757,704

The Company recorded accretion expense during the year ended February 28, 2021 of $1,773,114 (2020 – $1,773,114; 2019 - $185,505) and is included in operating expenses. The Company recorded interest expense on the January 2019 Notes for the year ended February 29, 2021 in the amount of $342,989 (2020 – $342,989; 2019 – $49,011).

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

In addition, the employment agreement provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, in tranches of one million shares each, upon the achievement of performance conditions in the form of four performance milestones. This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The Company’s board of directors approved the grant of the restricted stock units, effective and contingent upon approval by the Company’s shareholders at the Company’s 2019 annual meeting, of an increase in the number of shares available for grant under the Plan.  Such approval was granted by the Company’s shareholders at the Company’s 2019 annual meeting. The restricted stock units vest upon the achievement of applicable performance milestones, as follows:

i)
1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s securities are listed on an exchange or the OTCQX tier of the OTC Markets;
ii)
1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company executes a contract for a minimum quantity of 25,000 M/T of DMT/MEG or a PET;
iii)
1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s first full- scale production facility is in commercial operation; and
iv)
1,000,000 shares of common stock shall be issued to Mr. Solomita when the Company’s second full- scale production facility is in commercial operation.

During the year ended February 28, 2017, it became probable that the first milestone would be met. Accordingly, 1,000,000 performance incentive shares of common stock with a fair value of $800,000 were earned and are issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the year ended February 28, 2017 based on the grant date fair value. The 1,000,000 performance incentive shares of common stock have been replaced by restricted stock units and are issuable to Mr. Solomita, of which 200,000 were settled in October 2020 and 200,000 were settled in October 2019.

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement.  The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer of PET plastic.

As at February 28, 2021, 3,600,000 (2020 – 3,800,000) of Mr. Solomita’s RSUs were outstanding of which 600,000 were vested (2020 – 800,000). The vested units are settled annually in tranches of 200,000 units. The unvested 3,000,000 RSUs would be forfeited if Mr. Solomita left the Company, except in the case of termination without cause or resignation for good reason, in which case he would receive 50% of the unvested RSUs at the time of termination, or 100% in the case of termination without cause or resignation for good reason within 24 months after a change in control. During the years ended February 28, 2021 and February 29, 2020, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita’s ownership of 19,010,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 77.0% of the voting control of the Company.

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

Common Stock

For the year ended February 28, 2021	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares for cash	2,087,000	209
Issuance of shares upon the exercise of warrants	190,529	19
Issuance of shares upon settlement of restricted stock units	225,388	22
Balance, February 28, 2021	42,413,691	$4,242

For the year ended February 29, 2020	Number of shares	Amount
Balance, February 28, 2019	33,805,706	$3,381
Issuance of shares for cash	4,693,567	469
Issuance of shares upon vesting of restricted stock units	244,884	25
Issuance of shares upon the cashless exercise of stock options	69,101	7
Issuance of shares upon the exercise of warrants	15,432	1
Issuance of shares upon settlement of legal matter	150,000	15
Issuance of shares upon conversion of convertible notes	932,084	94
Balance, February 29, 2020	39,910,774	$3,992

During the year ended February 28, 2021, the Company recorded the following common stock transactions:

(i)
On September 23, 2020 and October 1, 2020, the Company sold 1,880,000 and 207,000 shares, respectively of its common stock at an offering price of $12.75 per share in a registered direct offering, for total gross proceeds of $26,609,250.
(ii)
The company issued 190,529 shares of its common stock upon the exercise of warrants.
(iii)
On October 15, 2020, the Company issued 200,000 shares of common stock to settle restricted stock units related to the President and Chief Executive Officer.
(iv)
The Company issued 25,388 shares of its common stock to settle restricted stock units that vested in the period.

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
The Company issued 69,101 shares of common stock, in aggregate, upon the cashless exercise of stock options related to employees;

13. Research and development expenses

Research and development expenses for the years ended February 28, 2021 and February 29, 2020 were as follows:

	February 28, 2021	February 29,2020
External engineering	$5,655,997	$149,333
Employee compensation	4,457,125	3,531,973
Machinery and equipment expenditures	6,149,075	-
Demonstration plant operating expenses	1,852,615	901,687
Other	572,202	134,182
	$18,687,014	$4,717,175

14. General and administrative expenses

General and administrative expenses for the years ended February 28, 2021 and February 29, 2020 were as follows:

	February 28, 2021	February 29,2020
Professional fees	$4,613,717	$1,193,884
Employee compensation	4,389,219	4,516,171
Directors and officers insurance	2,072,647	761,876
Other	464,757	743,489
	$11,540,340	$7,215,420

15. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 28, 2021 and February 29, 2020:

	2021		2020
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of year	1,587,081	$6.81	1,962,400	$7.53
Granted	-	-	-	-
Exercised	-	-	(75,000)	0.80
Forfeited	-	-	(39,902)	9.67
Expired	-	-	(260,417)	13.59
Outstanding, end of year	1,587,081	$6.81	1,587,081	$6.81
Exercisable, end of year	1,181,248	$7.19	986,248	$6.89

	2021		2020
Exercise price	Number of stock options outstanding	Weighted average remaining life (years)	Number of stock options outstanding	Weighted average remaining life (years)
$0.80	507,081	4.75	507,081	5.75
$5.25	380,000	6.49	380,000	7.49
$12.00	700,000	6.54	700,000	7.54
Outstanding, end of year	1,587,081	5.96	1,587,081	6.96
Exercisable, end of year	1,181,248	6.06	986,248	6.97

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the years ended February 28, 2021 and February 29, 2020.

During the year ended February 28, 2021, stock-based compensation expense attributable to stock options amounted to $2,212,078 (2020 – $2,178,948).

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 28, 2021 and February 29, 2020:

	2021		2020
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of year	4,218,802	$1.60	402,868	$8.77
Granted	239,611	9.74	4,114,567	1.06
Settled	(225,388)	1.80	(244,884)	2.54
Forfeited	(22,505)	12.27	(53,750)	9.82
Outstanding, end of year	4,210,520	$1.98	4,218,802	$1.60
Outstanding vested, end of year	691,327	$2.07	831,684	$1.19

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 28, 2021, stock-based compensation attributable to RSUs amounted to $1,378,106 (2020 - $1,290,443).

During the years ended February 28, 2021 and February 29, 2020, stock-based compensation included in research and development expenses amounted to $1,417,004 and $1,252,394 respectively, and in general and administrative expenses amounted to $2,257,622 and $2,216,997 respectively.

16. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. In March 2020, the Board of Directors elected to waive the annual share reserve increase for the fiscal year ended February 28, 2021. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the years ended February 28, 2021 and February 29, 2020:

	2021	2020
	Number of units	Number of units
Outstanding, beginning of year	1,300,518	3,223,516
Share reserve increase	-	2,000,000
Units granted	(239,611)	(4,114,567)
Units forfeited	22,505	93,652
Units expired	-	97,917
Outstanding, end of year	1,083,412	1,300,518

17. Warrants

	2021		2020
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	5,059,331	$10.89	802,469	$10.74
Issued	25,000	9.43	4,272,294	10.91
Exercised	(190,529)	8.68	(15,432)	9.32
Expired	(760,082)	10.83	-	-
Outstanding, end of year	4,133,720	$10.99	5,059,331	$10.89

The expiration dates of the warrants outstanding as at February 28, 2021 are as follows:

	2021
	Number of warrants	Weighted average exercise price
May 12, 2022	25,000	$9.43
June 14, 2022	4,093,567	11.00
February 21, 2023	15,153	11.00
Outstanding, end of year	4,133,720	$10.99

18. Interest and Other Finance Costs

Interest and other finance costs for the years ended February 28, 2021 and February 29, 2021 are as follows:

	2021	2020
Interest on long-term debt	$77,756	$57,450
Interest on convertible notes	-	362,426
Accretion expense	36,847	1,892,185
Amortization of deferred finance costs	-	96,155
Revaluation of warrants	-	8,483
Gain on conversion of November 2018 Notes		(232,565)
Other	(32,607)	39,170
	$81,996	$2,223,304

19. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	February 28, 2021	February 29, 2020
U.S. operations	$(7,126,988)	$(4,220,000)
Foreign operations	(29,217,935)	(10,285,455)
Loss before taxes	$(36,344,923)	$(14,505,455)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	February 28, 2021	February 29, 2020
Statutory Federal rate	21%	21%

Federal income tax at statutory rate	$(7,632,436)	$(3,046,145)
Effect of foreign jurisdiction	(1,433,653)	(424,593)
Non-deductible expenses	695,941	1,069,845
Tax credits related to research and development expenditures	(302,703)	(446,967)
Unrecognized tax benefit of net operating losses and other available deductions	8,672,851	2,847,860
Effective income tax expense	$-	$-

Current	$-	$-
Deferred	$-	$-

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of enactment of U.S. tax reform was recorded on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Loop's Controlled Foreign Corporations ("CFC") were deficit earnings & profit corporations, as such no income was recognized by Loop during 2018. No further inclusions were made thereafter based on the guidance issued.

Additionally, as part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low tax income”). We have not made an accrual for the deferred tax aspects of this provision as Loop's CFCs have suffered net tested losses.

With the enactment of U.S. tax reform, we recorded, for the year ended February 28, 2018, tax expense of $876,812 to reflect the revaluation of deferred taxes. For the years ended February 28, 2019 through February 28, 2021, we finalized our provisional estimate of the enactment of U.S. tax reform without additional tax expense.

On March 27, 2020, the US government signed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act into law, a $2 trillion relief package to provide support to individuals, businesses and government organizations during the COVID-19 pandemic. The income tax provisions contained in the CARES Act are not likely to have an impact for the Company.

The Company has net operating loss carry forwards of approximately $22,043,030 (2020 – $16,074,873) for U.S. Federal income tax purposes expiring between 2035 and 2038, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately 34,715,320 (CDN$43,953,067), 2020 – 15,560,615 (CDN$19,701,295), and 35,224,105 (CDN$44,597,239), 2020 – 15,727,538 (CDN$19,912,636), respectively, expiring between 2037 and 2041. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8,860,563 and $2,896,093, respectively, for the years ended February 28, 2021 and February 29, 2020. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $3,678,832 (CDN$4,657,769), 2020 - $3,340,127 (CDN$4,485,456), of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 28, 2021	February 29, 2020
Deferred tax assets
Canada net operating loss carry forward	$9,258,070	$3,905,836
U.S. net operating loss carry forward	4,629,036	3,376,117
Accrual and reserves	335,742	186,985
Intangibles	123,711	92,292
Property, plant and equipment	2,482,633	140,538
Research and development expenditures and credits	1,778,078	1,426,470
Other	698	126,362
Deferred tax assets	18,607,968	9,254,600
Deferred tax liabilities
Property, plant and equipment	-	-
Intangibles	(211,049)	(27,267)
Accrual and reserves	(64,112)	-
Investment tax credits	-	-
Unrealized foreign exchange	-	-
Other	(244,910)	-
Deferred tax liabilities	(520,072)	(27,267)

Deferred tax assets, net	18,087,896	9,227,333
Valuation allowance	(18,087,896)	(9,227,333)
Deferred tax assets, net	$-	$-

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

20. Legal Settlement

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

In connection with the legal settlement, the Company recorded an expense in the amount of $4,041,627, based on the fair value of the Plaintiff Common Shares and Plaintiff Warrants that were issued on February 25, 2019, under the terms of the Settlement Agreement. During the year ended February 28, 2021, all of the Plaintiff Warrants expired.

21. Commitments and Contingencies

Commercial commitments

On September 2, 2020, the Company entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The total amount of the Chemtex Agreement is $4,300,000 and covers the know-how and design of two Infinite Loop™ facilities. Payment terms are based on the completion of certain milestones and total $2,150,000 for each facility. During the year ended February 28, 2021, $900,000 was paid by the Company related to this agreement and included in research and development expenses.

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

Plaintiffs served a consolidated amended complaint on February 18, 2021 which alleges defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to Dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss is due on June 11, 2021.

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

22. Subsequent Events

On May 27, 2021,  we acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The site is part of our planning for an Infinite LoopTM manufacturing facility. The location is near existing industrial infrastructure, which reduces project costs, permitting time and does not result in the destruction of wetlands or forest. We will not exercise the purchase option which was agreed in January 2021 to acquire approximately 2 million square feet of land in Bécancour, Québec. Therefore, we will cease monthly payments for the option rights.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures over financial reporting as of February 28, 2021 were effective.

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

∙
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
∙
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
∙
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2021. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 28, 2021 was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

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
for

Exhibit Index

			Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 8, 2019	4.1
4.2	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.1
4.3	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.2
4.4	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	April 10, 2019	4.3
4.5	Form of Amendment to November 2018 Warrant, dated April 8, 2019.	8-K	001-38301	April 10, 2019	4.4
4.6	Form of Convertible Promissory Note, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.1
4.7	Form of Warrant, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.2
4.8	Form of Note and Warrant Purchase Agreement, dated November 13, 2018.	8-K	001-38301	November 13, 2018	4.1
4.9	Form of Note, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	4.2
4.10	Form of Warrant, dated January 11, 2018	8-K	001-38301	January 18, 2018	4.1
4.11	Form of Indenture	S-3	333-226789	August 10, 2018	4.1
4.12	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.3
4.13	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.4
4.14	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.5

10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.7†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.8	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.9	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.10	Securities Purchase Agreement, dated February 27, 2019, by and between Loop Industries, Inc. and the purchaser identified therein.	8-K	001-8301	February 28, 2019	10.1
10.11	Form of Note and Warrant Purchase Agreement, dated January 15, 2019.	8-K	001-8301	January 16, 2019	10.1
10.12	Form of Warrant, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-8301	November 13, 2018	10.1
10.13	Terms and Conditions Agreement, dated October 9, 2018, by and between Loop Industries, Inc. and Pepsi-Cola Advertising and Marketing, Inc.	8-K	001-8301	October 15, 2018	10.1
10.14	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.15	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.16	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3
10.17	Form of Common Stock Subscription Agreement	8-K	001-8301	January 18, 2018	10.1
10.18	Employment Agreement, dated December 19, 2018, by and between Loop Canada Inc. and Nelson Gentiletti.	10-K	000-54768	May 8, 2019	10.35
10.19	Employment Agreement May 28, 2019 by and between Loop Canada Inc. and Michel Megelas	10-K	000-54768	May 5, 2020	10.21
10.20	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.21	Employment Agreement, dated February 23, 2021, by and between Loop Canada Inc. and Thomas Andrew (Drew) Hickey.			Filed herewith
10.22	Deed of sale of 7000 boulevard Raoul Duchesne, Becancour, Quebec, dated May 27, 2021			Filed herewith

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1
Consent of PricewaterhouseCoopers LLP regarding the registration on form S-3 filed with the SEC on October 8, 2019, form S-3 filed with the SEC on August 10, 2018, and form S-8 filed with the SEC on July 10, 2019.
				Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
99.1	Kemitek Report, dated December 10, 2020	8-K	000-54768	December 14, 2020	99.2
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOOP INDUSTRIES, INC.

Date: May 28, 2021	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel Solomita and Drew Hickey, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 28, 2021	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 28, 2021	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 28, 2021	By:	/s/ Peter Kezios
	Name:	Peter Kezios
	Title:	Director

Date: May 28, 2021	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

Date: May 28, 2021	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: May 28, 2021	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 28, 2021	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director