Form 10-Q
period 2021-05-31
Loop Industries, Inc.
filed 2021-07-15
CIK 1504678

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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
Yes ☐  No ☒

As at July 14, 2021, there were 42,445,351 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.
Three months ended May 31, 2021
Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As at
	May 31, 2021	February 28, 2021

Assets
Current assets
Cash and cash equivalents	$18,037,062	$35,221,951
Sales tax, tax credits and other receivables (Note 3)	1,551,702	1,763,835
Prepaid expenses (Note 4)	1,978,390	609,782
Total current assets	21,567,154	37,595,568
Investment in joint venture	1,500,000	1,500,000
Property, plant and equipment, net (Note 5)	8,569,606	3,513,051
Intangible assets, net (Note 6)	881,223	794,894
Total assets	$32,517,983	$43,403,513

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$9,057,423	$8,124,865
Current portion of long-term debt (Note 10)	971,257	938,116
Total current liabilities	10,028,680	9,062,981
Long-term debt (Note 10)	1,614,971	1,516,008
Total liabilities	11,643,651	10,578,989

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 12)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 42,433,320 shares issued and outstanding (February 28, 2021 – 42,413,691) (Note 12)	4,244	4,242
Additional paid-in capital	113,663,032	113,662,677
Additional paid-in capital – Warrants	8,826,165	8,826,165
Accumulated deficit	(101,819,334)	(89,661,970)
Accumulated other comprehensive loss	200,225	(6,590)
Total stockholders' equity	20,874,332	32,824,524
Total liabilities and stockholders' equity	$32,517,983	$43,403,513

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	May 31, 2021	May 31, 2020
Revenue	$-	$-

Expenses :
Research and development (Note 13)	8,637,905	1,480,588
General and administrative (Notes 14)	3,160,571	1,953,081
Depreciation and amortization (Notes 5 and 6)	132,001	255,974
Interest and other financial expenses (Note 18)	30,588	126,776
Interest income	(9,761)	(40,346)
Foreign exchange loss (gain)	206,060	76,641
Total expenses	12,157,364	3,852,714

Net loss	(12,157,364)	(3,852,714)

Other comprehensive loss -
Foreign currency translation adjustment	206,815	(170,412)
Comprehensive loss	$(11,950,549)	$(4,023,126)
Loss per share
Basic and diluted	$(0.29)	$(0.10)
Weighted average common shares outstanding
Basic and diluted	42,433,107	39,916,838

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (Unaudited)

	Three months ended May 31, 2020
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$(53,317,047)	$(388,449)	$38,463,708

Issuance of shares upon the vesting of restricted stock units (Note 15)	6,131	1	-	-	(1)	-	-	-	-
Warrant issued for services (Note 17)	-	-	-	-	-	84,442	-	-	84,442
Stock options issued for services (Note 15)	-	-	-	-	556,895	-	-	-	556,895
Restricted stock units issued for services (Note 15)	-	-	-	-	370,487	-	-	-	370,487
Foreign currency translation	-	-	-	-	-	-	-	(170,412)	(170,412)
Net loss	-	-	-	-	-	-	(3,852,714)	-	(3,852,714)
Balance, May 31, 2020	39,916,905	$3,993	1	$-	$83,306,794	$9,870,241	$(57,169,761)	$(558,861)	$35,452,406

	Three months ended May 31, 2021
	Common stock par value $0.0001		Preferred stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital – Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524

Issuance of shares upon the vesting of restricted stock units (Note 15)	19,629	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	549,318	-	-	-	549,318
Restricted stock units issued (forfeited) for services (Note 15)	-	-	-	-	(548,961)	-	-	-	(548,961)
Foreign currency translation	-	-	-	-	-	-	-	206,815	206,815
Net loss	-	-	-	-	-	-	(12,157,364)	-	(12,157,364)
Balance, May 31, 2021	42,433,320	$4,244	1	$-	$113,663,032	$8,826,165	$(101,819,334)	$200,225	$20,874,332

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(12,157,364)	$(3,852,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	132,001	256,090
Stock-based compensation expense (Note 15)	15,357	1,011,824
Accretion and accrued interest expenses (Note 18)	21,408	17,963
Loss on revaluation of foreign exchange contracts (Note 18)	-	98,502
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	287,116	76,410
Prepaid expenses (Note 4)	(1,326,519)	(1,865,216)
Accounts payable and accrued liabilities (Note 8)	622,443	(720,759)
Net cash used in operating activities	(12,405,558)	(4,977,900)

Cash Flows from Investing Activities
Investment in joint venture (Note 9)	-	(650,000)
Additions to property, plant and equipment (Note 5)	(4,867,007)	(394,403)
Additions to intangible assets (Note 6)	(52,319)	(144,386)
Net cash used in investing activities	(4,919,326)	(1,188,789)

Cash Flows from Financing Activities
Repayment of long-term debt (Note 10)	(14,496)	(12,693)
Net cash (used) provided by financing activities	(14,496)	(12,693)

Effect of exchange rate changes	154,491	(29,534)
Net decrease in cash	(17,184,889)	(6,208,916)
Cash, beginning of period	35,221,951	33,717,671
Cash, end of period	$18,037,062	$27,508,755

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$9,178	$10,311
Interest received	$9,761	$40,346

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.
Three Months Ended May 31, 2021 and 2020
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on June 1, 2021. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended May 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2022, or for any other period.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets as well as the carrying value of our joint venture investment, accruals for potential liabilities, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards and the judgment in the assessment.

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

The fair value of the stock options granted are estimated using the Black-Scholes-Merton Option Pricing (“Black-Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Stock-based compensation expense is recorded based on the value derived from the Black-Scholes model and on actual experience. The assumptions used in the Black-Scholes model could materially affect stock-based compensation expenses recorded in the current and future periods.

Research and development expenses

Research and development expenses relate primarily to the development, design, testing of preproduction samples, prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development expenses recorded during the three-month periods ended May 31, 2021 and 2020 amounted to $8,637,905 and $1,480,588, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the three-month periods ended May 31, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2021, the potentially dilutive securities consisted of 1,587,081 outstanding stock options (2020 – 1,587,081), 4,149,125 outstanding restricted stock units (2020 – 4,293,407), and 4,133,720 outstanding warrants (2020 – 5,084,331).

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at May 31, 2021 and February 28, 2021 were as follows:

	May 31, 2021	February 28, 2021
Sales tax	$935,883	$1,155,504
Research and development tax credits	500,345	435,467
Other receivables	115,474	172,864
	$1,551,702	$1,763,835

4. Prepaid expenses

Prepaid expenses and deposits as at May 31, 2021 and February 28, 2021 were as follows:

	May 31, 2021	February 28, 2021
Directors and officers insurance	$812,455	$-
Deposits on machinery and equipment	965,670	379,395
Other	200,265	230,387
	$1,978,390	$609,782

Non-refundable cash deposits on machinery and equipment that will be used in research and development activities will be expensed, and classified as research and development expenses, in the period the equipment is received and placed into use.

5. Property, Plant and Equipment

	As at May 31, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$2,053,585	$(228,932)	$1,824,653
Land	5,173,641	-	5,173,641
Building Improvements	1,938,596	(594,078)	1,344,518
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	342,258	(115,464)	226,794
	$16,022,332	$(7,452,726)	$8,569,606

	As at February 28, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,954,345	$(201,589)	$1,752,756
Land	241,578	-	241,578
Building Improvements	1,804,872	(474,114)	1,330,758
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	292,946	(104,987)	187,959
	$10,807,993	$(7,294,942)	$3,513,051

During the three-month period ended May 31, 2021, the Company acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.9 million (CDN $5.9 million). The Company intended use for the site is to construct a commercial facility to manufacture Loop™ branded PET resin using its Infinite Loop™ technology.

Depreciation expense for the three-month periods ended May 31, 2021 and 2020 amounted to $115,057 and $248,199, respectively, and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

6. Intangible Assets

	As at May 31, 2021	As at February 28, 2021

Patents, at cost - beginning of period	$859,048	$225,174
Patents, accumulated depreciation – beginning of period	(64,154)	(22,310)
Patents, net – beginning of period	794,894	202,864

Additions in the period – patents	52,319	623,811
Amortization of patents	(16,944)	(41,844)
Foreign exchange effect	50,954	10,063
Patents, net – end of period	$881,223	$794,894

Amortization expense for the three-month periods ended May 31, 2021 and 2020 amounted to $16,944 and $7,891, respectively, and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

7. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2021 and February 28, 2021:

	Fair Value Measurements as at May 31, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at amortized cost:
Long-term debt	$2,586,227	$2,596,787	Level 2

	Fair Value Measurements at February 28, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at amortized cost:
Long-term debt	$2,454,123	$2,464,540	Level 2

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2021 and February 28, 2021 were as follows:

	May 31, 2021	February 28, 2021
Trade accounts payable	$5,279,857	$5,082,736
Accrued employee compensation	1,051,109	970,154
Accrued professional fees	1,040,791	1,270,628
Accrued engineering fees	862,645	535,359
Other accrued liabilities	823,021	265,988
	$9,057,423	$8,124,865

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

Under the Joint Venture Agreement, Indorama Ventures is contributing manufacturing knowledge and Loop Industries is required to contribute its proprietary science and technology. Specifically, the Company is contributing an exclusive worldwide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

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

See Note 20. Subsequent Events for the description of an amendment to the Joint Venture Agreement dated June 18, 2021.

10. Long-Term Debt

Long-term debt as of May 31, 2021 and February 28, 2021, was comprised of the following:

	May 31, 2021	February 28, 2021
Investissement Québec financing facility :
Principal amount	$1,830,048	$1,741,612
Unamortized discount	(271,001)	(268,192)
Accrued interest	55,924	42,588
Total Investissement Québec financing facility	1,614,971	1,516,008
Term loan
Principal amount	971,256	938,116
Less: current portion	(971,256)	(938,116)
Total term loan, net of current portion	-	-
Long-term debt, net of current portion	$1,614,971	$1,516,008

Investissement Québec financing facility

On February 21, 2020, the Company received $1,830,048 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,810,471 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $38,105 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The Company recorded interest expense on the Investissement Québec loan for the three-month period ended May 31, 2021 in the amount of $10,882 (2020 – $9,416) and an accretion expense of $10,526 (2020 – $8,547).

The Company has also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $381,047 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and will have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrant remains outstanding as at May 31, 2021.

The remaining amount available under the financing facility is $1,980,422 (CDN$2,390,766) and relates to expenditures incurred up to June 30, 2021 in connection with our demonstration and training facility.

Term Loan

On January 24, 2018, the Company obtained a $1,159,708 (CDN$1,400,000) 20-year term installment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,832 (CDN$5,833) plus interest, until January 2022. It includes an option allowing for the prepayment of the Loan without penalty. In January 2021, the Company and the Canadian bank agreed to maintain the same repayment amount and interest rate until January 2022, at which time the monthly repayment amount and interest rate will be subject to renewal. During the three-month period ended May 31, 2021, we repaid $14,496 (2020 – $12,693) on the principal balance of the Loan and interest paid amounted to $9,178 (2020 – $10,311). The terms of the credit facility require the Company to comply with certain financial covenants. As at May 31, 2021 and 2020, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s bank indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2022	$45,560
February 28, 2023	57,985
February 29, 2024	319,417
February 28, 2025	319,417
February 28, 2026	319,417
Thereafter	1,727,084
Total	$2,788,880

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

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement.  The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer of PET plastic that is simpler to purify.

During the quarters ended May 31, 2021 and May 31, 2020, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

12. Stockholders’ Equity

Common Stock

For the period ended May 31, 2021	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	19,629	2
Balance, May 31, 2021	42,433,320	$4,244

For the period ended May 31, 2020	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares upon settlement of restricted stock units	6,131	1
Balance, May 31, 2020	39,916,905	$3,993

During the three months ended May 31, 2021, the Company recorded the following common stock transaction:

(i) The Company issued 19,629 shares of the common stock to settle restricted stock units that vested in the period.

During the three months ended May 31, 2020, the Company recorded the following common stock transaction:

(i) The Company issued 6,131 shares of the common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended May 31, 2021 and 2020 were as follows:

	May 31, 2021	May 31, 2020
External engineering	$2,903,448	$74,932
Employee compensation	2,086,128	819,048
Machinery and equipment expenditures	2,622,892	-
Demonstration plant operating expenses	691,537	286,103
Other	333,900	300,505
	$8,637,905	$1,480,588

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended May 31, 2021 and 2020 were as follows:

	May 31, 2021	May 31, 2020
Professional fees	$1,631,451	$221,697
Employee compensation(1)	461,405	1,142,851
Directors and officers insurance	868,647	473,574
Other	199,068	114,959
	$3,160,571	$1,953,081

(1)
Includes stock-based compensation expense. In the three-month period ended May 31, 2021, the Company recorded RSU forfeitures for an amount of $935,837 (2020 – $4,005) as a net reversal of stock-based compensation.

15. Share-based Payments

Stock Options

During the three-month period ended May 31, 2021, the Company granted no stock options (2020 – nil), no stock options were forfeited (2020 – nil) or exercised (2020 – nil) and no stock options expired (2020 – nil).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three-month periods ended May 31, 2021 and 2020.

The total number of stock options outstanding as at May 31, 2021 was 1,587,081 (2020 – 1,587,081) with a weighted average exercise price of $6.81 (2020 - $6.81), of which 1,229,998 were exercisable (2019 – 986,248) with a weighted average exercise price of $7.25 (2020 – $7.32).

During the three-month periods ended May 31, 2021 and 2020, stock-based compensation expense attributable to stock options amounted to $549,318 and $556,895, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended May 31, 2021, the Company granted 253,758 restricted stock units (“RSUs”) (2020 – 83,725) with a weighted average fair value of $8.85 (2020 – $8.71), settled 19,629 RSUs (2020 – 6,131) with a weighted average fair value of $9.02 (2020 – $9.55) and 295,524 RSUs were forfeited (2020 – 2,989) with a weighted average fair value of $7.93 (2020 – $8.78).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at May 31, 2021 was 4,149,125 (2020 – 4,293,407), of which 696,327 were vested (2020 – 836,684).

During the three-month periods ended May 31, 2021 and 2020, stock-based compensation attributable to RSUs amounted to ($533,961) and $370,487, respectively, and is included in operating expenses. The net reversal in expenses attributable to RSUs in the three-month period ended May 31, 2021 is due to forfeitures recorded in the period for a total of $935,837 (2020 – $4,005).

During the three-month periods ended May 31, 2021 and 2020, stock-based compensation included in research and development expenses amounted to $395,545 and $352,007, respectively, and in general and administrative expenses amounted to ($380,188) and $659,817, respectively. The net reversal in stock-based compensation included in general and administrative expenses in the three-month period ended May 31, 2021 is due to forfeitures recorded in the period for a total of $935,837 (2020 – $4,005).

16. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2021 and 2020, the Board of Directors opted to waive the annual share reserve increase. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the three-month periods ended May 31, 2021 and 2020:

	2021	2020
	Number of units	Number of units
Outstanding, beginning of period	1,083,412	1,300,518
Automatic share reserve increase	-	-
Units granted	(253,758)	(87,114)
Units forfeited	295,524	2,989
Units expired	-	-
Outstanding, end of period	1,125,178	1,216,393

17. Warrants

During the three-month period ended May 31, 2021, no warrants were granted, were forfeited, were exercised nor expired.

During the three-month period ended May 31, 2020, the Company issued, in exchange for consulting services, a warrant to purchase 25,000 shares of our common stock at the price of $9.43 per share expiring May 12, 2022. No warrants were exercised or expired in the three-month period ended May 31, 2021.

18. Interest and Other Financial Expenses

Interest and other financial expenses for the three-month periods ended May 31, 2021 and 2020 are as follows:

	2021	2020
Interest on long-term debt	$20,059	$19,727
Accretion expense	10,529	8,547
Loss on revaluation of foreign exchange contracts	-	98,502
	$30,588	$126,776

19. Commitments and Contingencies

Commercial Commitments

On September 2, 2020, the Company entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The total amount of the Chemtex Agreement is $4,300,000 and covers the know-how and design of two Infinite Loop™ facilities. Payment terms are based on the completion of certain milestones and total $2,150,000 for each facility. As at May 31, 2021, the cumulative amount paid was $900,000 and during the three-month period ended May 31, 2021, no additional amount was paid by the Company related to this agreement and included in research and development expenses.

Contingencies

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-0838 (“Tremblay Class Action”). The allegations in the complaint claim that the defendants allegedly violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. Plaintiff seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-UA. The allegations in this complaint are similar in nature to those made in the Tremblay Class Action.

On January 4, 2021, the United States District Court for the Southern District of New York rendered a stipulation and order granting the consolidation of the two class-action lawsuits filed in New York as In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538. Sakari Johansson and John Jay Cappa have been appointed as Co-Lead Plaintiffs and Glancy Prongay & Murray LLP and Pomerantz LLP have been appointed as Co-Lead Counsel for the class.

Plaintiffs served a consolidated amended complaint on February 18, 2021 which alleges defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to Dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss was served on June 11, 2021.

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

20. Subsequent Events

Strategic Partnership

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and SK global chemical Co., Ltd, an accredited investor (the “Purchaser”). Pursuant to the Purchase Agreement, the Company has agreed to issue and sell to the Purchaser the following securities for an aggregate purchase price of approximately $56.5 million (collectively, the “Investment”):

●
an aggregate of 4,714,813 shares (the “Shares”) of the Company’s common stock (the “Common Stock”);
●
warrants to purchase 4,714,813 shares of Common Stock for an exercise price of $15.00 (the “First Tranche Warrants”), with an expiration date of the third anniversary of the issue date;
●
warrants to purchase 2,357,407 shares of Common Stock for an exercise price of $20.00 (the “Second Tranche Warrants”), with an expiration date of the earlier of (A) the date that is the third anniversary of the First Plant Milestone (as defined in the Second Tranche Warrants), (B) the expiration of the JV Negotiation Period (as defined in the Second Tranche Warrants), provided that the Joint Venture Transaction Agreements (as defined in the Second Tranche Warrants) have not been executed by the expiration of the JV Negotiation Period and (C) the third anniversary of the Date of approval of the basic engineering package for the facilities constructed by the JV, provided that the First Plant Milestone has not occurred as of such date; and
●
warrants to purchase 461,298 shares of Common Stock for an exercise price of $11.00 (the “Third Tranche Warrants,” and together with First Tranche Warrants and the Second Tranche Warrants, the “Warrants”), with an expiration date of June 14, 2022.

The Purchaser may exercise the First Tranche Warrant and the Third Tranche Warrant at any time prior to their applicable expiration dates. The Purchaser may exercise the Second Tranche Warrant at any time on or after the first business day following the First Plant Milestone (as defined in the Second Tranche Warrant) prior to its expiration date.

After the closing of the Investment, the Purchaser is expected to own approximately 10.0% of the issued and outstanding Common Stock as of that date.

Simultaneous with the execution of the Purchase Agreement, the Company and the Purchaser entered into a Joint Venture Memorandum of Understanding (“JV MOU”) with respect to a potential joint venture to commercialize the Company’s plastic recycling technology in Asia (“Proposed Asia JV”). The JV MOU, which is non-binding, outlines certain principal terms for the Proposed Asia JV. The Purchase Agreement provides that the parties will negotiate exclusively with one another from the date of the Purchase Agreement until the date which is six months from the BDP Date (as defined in the Purchase Agreement) with respect to the Proposed Asia JV (subject to extension in accordance with the terms and conditions of the Purchase Agreement), with the objective of executing definitive agreements for the Proposed Asia JV.

Joint Venture Amendment

In conjunction with the SK strategic partnership described above, on June 18, 2021, the Company, Loop Innovations, LLC, a wholly-owned subsidiary of the Company (“Loop Innovations”), Indorama Ventures Holdings LP (“Indorama”) and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended (i) the Limited Liability Company Agreement between Loop Innovations, LLC and Indorama Ventures Holdings LP (the “LLC Agreement”), (ii) the Marketing Agreement between the Company and Indorama Loop Technologies, LLC (the “Marketing Agreement”) and (iii) the License Agreement between the Company and the Indorama Joint Venture Company (the “License Agreement”), each dated September 24, 2018 (collectively such amendments, the “Indorama Joint Venture Amendments”).

Under the Indorama Joint Venture Amendments, the Company, Indorama and the Indorama Joint Venture Company agreed to:

●
terminate Indorama’s right of first refusal under the LLC Agreement over any facility to produce products utilizing any waste-to-resin technology applying the PET depolymerization process of the Company;
●
amend the non-compete obligations under the LLC Agreement to solely apply to the Company;
●
limit the scope of the Company’s grant of intellectual property rights and the scope of the exclusivity rights of the Indorama Joint Venture Company for the retrofit of existing facilities under the License Agreement to North America and Europe; and
●
limit the scope of the Indorama Joint Venture Company’s permitted marketing rights under the Marketing Agreement to North America and Europe.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement toward a circular economy by reducing plastic waste and recovering waste plastic for a sustainable future.

Industry Background and Market Opportunity

The global annual market demand for PET plastic and polyester fiber at nearly $130 billion per year, and the current growth projections from the 2018 IHS Polymer Market Report indicate this will exceed $160 billion by 2022.

We believe, plastic pollution continues to be one of the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, which has been characterized by facts provided by leading academic and not-for-profit organizations. In the last few years, governments in North America and Europe have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

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
●
H&M is aiming to ensure that at least 25% of the plastic they use is from post-consumer recycled materials.
●
Walmart has an objective to use at least 17% post-consumer recycled content globally in their private brand plastic packaging and is taking action to eliminate problematic or unnecessary plastic packaging and move from single-use toward reuse models where relevant by 2025; and
●
Ikea’s ambition is, that by 2030, all plastic used in their products will be based on renewable or recycled material.

Additionally, there is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel based plastic and a minimum recycled content in packaging imposed by various governments. For example, on July 21 2020, the European Union announced a new tax on plastic waste starting January 1, 2021. This tax will have a rate of €800/ton on nonrecycled plastic packaging. In the UK, a new £200/ton tax will apply to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic, effective 2022. A California law filed on September 24, 2020 requires that plastic bottles contain at least 15% post-consumer resin by 2022, 25% by 2025 and 50% by 2030. The growing regulatory environment is expected to increase the demand for recycled PET plastic further.

We believe that mechanical recycling processes may not be adequate to meet increasing demand resulting from companies’ changing packaging demand and shifting regulatory environment discussed above. As explained by the International Bottled Water Association, currently, mechanical recycled PET (rPET) plastic is produced principally through the conversion of bales of PET bottles. The materials have to be collected and transported to a materials recovery facility (“MRF”), where they are sorted from other materials, baled, and sent to specific PET recycling facilities. The bales are broken and sorted to remove any non-PET materials. The PET is then ground and put through a separation process which separates the PET from the bottle cap and label materials. Clean PET flake is then further processed depending on its intended end market. It may become more highly refined PET pellet for new bottles or extruded into PET sheet for clamshells, trays, and cups. Recycled PET is also spun into fiber for carpet, clothing, fiber fill, or other materials.

We believe mechanically recycled PET has a number of challenges in meeting the quality specifications and growing volume requirements implied by commitments from major brands, mainly due to the cost and variety of acceptable PET feedstock. Some mechanical recycling processes involve remelting the PET flake which reduces the quality of the rPET output each time it is recycled relative to the specifications of virgin PET produced from fossil fuels. Each time the PET plastic is mechanically recycled, its quality and clarity are reduced. Therefore, mechanically recycled PET may need to be mixed with virgin PET from fossil fuels to maintain quality. Lower quality mechanically recycled PET is often downcycled to alternate uses such as polyester fibers which may be dyed and used in carpets or clothing. Additionally, mechanically recycled PET manufactured for use in clear bottles or food containers requires predominantly clear and clean PET flakes separated from waste bales, and cannot accommodate darkly colored PET flakes, lower quality fiber feedstock, or materially contaminated feedstock, which may be cheaper.

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
●
Allowing the depolymerization of less costly and low-quality feedstocks, which cannot be effectively recycled today, such as carpet fiber, clothing and mixed plastics, and upcycling them into high-quality PET that can be used in food contact use; and
●
The GEN II technology uses only trace amounts of water, eliminates the need for a halogenated solvent and uses a catalyst at low concentration.

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

●
The GEN I technology portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, we also have issued patents in Argentina, Australia, Europe, Eurasia, China, Israel, Japan, Taiwan, South Africa, and in the members of the Gulf Cooperation Council and pending patent applications in Brazil, Canada, Hong Kong, India, Korea, Mexico, and the Philippines, all expected to expire, if granted, on or around July 2036, not including any patent term extension.

●
The GEN II technology portfolio currently consists of four patent families:

o
The first has two issued U.S. patent and a pending U.S. application, all expected to expire on or around September 2037. Internationally, we also have an issued patent in Bangladesh, and pending applications in Argentina, Australia, Bolivia, Brazil, Bhutan, Canada, China, Colombia, Eurasia, Europe, members of the Gulf Countries, Hong Kong, Indonesia, Israel, India, Iraq, Japan, Korea, Kuwait, Laos, Mexico, Malaysia, Panama, Papua New Guinea, Philippines, Pakistan, Singapore, Taiwan, Uruguay, Uzbekistan, Venezuela, and South Africa, all expected to expire on or around September 2038, if granted and not including any patent term extension.

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

We believe that if we are successful in addressing food packaging regulations in various countries and economic regions, that the regulatory environment may provide Loop™ PET resin a competitive advantage relative to mechanically recycled alternative resins and virgin PET.

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

Commercialization Plan and Progress

During the three month-period ended May 31, 2021, we continued executing our corporate strategy with a focus on the commercialization of our technology. We are progressing on the engineering of our full-scale commercial facilities with our engineering partner Worley, a leading global engineering, procurement and construction company. Our design approach allows for the process design package, which has been completed, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction.

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

Our objective is to achieve global expansion of the technology through a mix of fully owned facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement in Infinite Loop™ projects as a growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology. We are currently pursuing projects for future commercial production facilities in four regions: Canada, Europe, Asia and the U.S.

On September 2, 2020, we entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET resin and polyester fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The INVISTA know-how will be used for the polymerization of DMT and MEG monomer output from Loop’s depolymerization technology, the result of which is LoopTM PET resin or polyester fiber made from 100% recycled content. The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We continue to focus on the completion of the Infinite LoopTM engineering design with an initial target capacity of up to 70,000 metric tons/year. Permitting, site and regulatory considerations may impact plant capacity for the various projects. As discussed above, the design includes the integration of our depolymerization technology with INVISTA’s polymerization technology in partnership with Worley. We intend to use this design when evaluating Infinite LoopTM facilities in various regions. Worley has completed the pre-feasibility engineering as part of the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec. We expect that Worley may also play a role in the feasibility phase of engineering and the future design of larger capacity facilities.

We believe that Infinite LoopTM recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite LoopTM production. Factors under consideration in determining project economics include pre-feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, logistics, and ramp up, among others.

Strategic Partnership with SK Global Chemical

We and SK global chemical Co. Ltd. (“SKGC”) intend to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia, which accounts for approximately 60 percent of the world’s population, making it a key market in terms of plastic manufacturing, consumption and waste. Under the terms of the Memorandum of Understanding (“MOU”) for the proposed joint venture, SKGC will own 51 percent of the joint venture and we will own 49 percent. We will also receive a recurring annual royalty fee as a percentage of revenue from each facility for the use of its technology.

In addition, we and SKGC have entered into a definitive agreement for SKGC to become a strategic investor in Loop. SKGC will purchase 4,714,813 of our common shares at a price of $12 per share, for total consideration of $56.5 million. Closing of the strategic equity investment will be as soon as practical and no later than 90 days from the June 23, 2021 announcement.

We will also grant SKGC options to acquire an additional 461,298 common shares at $11 per share within the next 12 months, 4,714,813 common shares at a price of $15 per share, within the next 3 years, and a further 2,357,407 shares at $20 per share, conditional upon the timing of construction of the first Asian manufacturing facility. SKGC is being granted a seat on our Board of Directors and as such is expected to provide valued input into the continuing development of our global commercialization strategy.

Infinite LoopTM Bécancour, Québec

We are in the planning phase for an Infinite LoopTM manufacturing facility in the province of Québec (the “Québec Project”). On May 27, 2021, we acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.9 million (CDN $5.9 million) (the “New Site”). The site offers attractive logistics being located on the St-Lawrence river and access to rail. As previously disclosed, we had identified a different 2 million square feet parcel of land in Bécancour, Québec (the “Previous Site”), and had negotiated an option right to purchase that parcel of land. The purchase option was canceled in May 2021. The environmental impact of building on the New Site is lower than the Previous Site because we will be recycling an industrial site that has previously been demolished. The development of this site will likely not result in the destruction of wetlands or forest and it reduces the overall construction costs and permitting time. The site size exceeds our project needs and we may choose to sell a portion of the land to offset part of our project commitment.

The Québec Project is currently contemplated as wholly-owned and operated by us which allows us to commercialize near our innovation and engineering teams located in Terrebonne, Québec. To fund the project and enhance our target returns, we are exploring financing options. Alternatives under exploration include incentive and financing programs supported by, or in partnership with, various levels of government.

The Québec Project would allow us to proceed with Infinite LoopTM commercialization in a more expeditious manner without being impacted by COVID-19 restrictions on international travel.

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

We entered into a Limited Liability Company Agreement between (the “LLC Agreement”), a Marketing Agreement (the “Marketing Agreement”) and a License Agreement (the “License Agreement”), each dated September 24, 2018 (together, the “Joint Venture Agreements”), with Indorama through our wholly-owned subsidiary Loop Innovations, LLC (“Loop Innovations”), a Delaware limited liability company. Each company has 50/50 equity interest in the joint venture. We are contributing to the 50/50 joint venture an exclusive worldwide royalty-free license to use our proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. The Joint Venture Agreement details the establishment of an initial 20,700 metric tons per year facility in Spartanburg, South Carolina, in the southeastern United States. In 2019, the joint venture decided to increase the capacity of the planned Spartanburg plant due to customer demand to 40,000 metric tons per year.

We have currently contracted for the sale of approximately 40% of the planned capacity, of the expected output of the Spartanburg facility and we will resume discussions for the remaining volume once we have more visibility on the commissioning date of the facility, although we have had and may continue to experience delays due to the COVID-19 pandemic (see “The global COVID-19 pandemic” as noted under “Risk Factors”). As part of the Joint Venture Agreement, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the year ended February 28, 2021, we made a contribution of $650,000 and as at May 31, 2021, we have contributed a total of $1,500,000 to the joint venture.

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

In conjunction with the SK strategic partnership mentioned above, on June 18, 2021, we, Loop Innovations, Indorama and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended the Joint Venture Agreements (the “Indorama Joint Venture Amendments”).

Under the Indorama Joint Venture Amendments, we, Indorama and the Indorama Joint Venture Company agreed to:

●
terminate Indorama’s right of first refusal under the LLC Agreement over any facility to produce products utilizing any waste-to-resin technology applying our PET depolymerization process
●
amend the non-compete obligations under the LLC Agreement to solely apply to the Company;
●
limit the scope of our grant of intellectual property rights and the scope of the exclusivity rights of the Indorama Joint Venture Company for the retrofit of existing facilities under the License Agreement to North America and Europe; and
●
limit the scope of the Indorama Joint Venture Company’s permitted marketing rights under the Marketing Agreement to North America and Europe.

The foregoing description of the Indorama Joint Venture Amendments does not purport to be complete and is qualified in its entirety by reference to the Indorama Joint Venture Amendments, a copy of which are filed as exhibits to this Quarterly Report on Form 10-Q for the quarter ended May 31, 2021.

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

We made significant investments in the demonstration plant during the three-month period ended May 31, 2021. In particular, we began installation of new distillation columns in the last quarter. We also continued testing on the two recently installed depolymerization reactors which substantially increase our demonstration facility’s depolymerization capacity and confirm the design and scale-up factor for the feasibility engineering of the planned commercial-scale facilities. In addition, we have also entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture of Loop™ branded PET resin at our demonstration plant. We anticipate the Infinite LoopTM demonstration plant project to be largely completed by late in calendar 2021 and delivering Loop™ branded PET resin to customers in calendar 2022.

In addition to the capital requirements for our commercialization, we continue to invest in strengthening our intellectual property portfolio, building a core competency in managing strategic relationships and continue enhancing our brand value. Our research and development innovation center in Terrebonne, Québec will continue to push forward the development of our technology.

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

To attract and retain highly capable and innovative employees, we have developed competitive compensation packages and benefits programs. Our compensation packages include market-competitive pay, healthcare benefits, paid time off and family leave and flexible work schedules. We also offer equity awards with multi-year vesting provisions to incentivize and reward our employees for long-term corporate performance and promote retention throughout the vesting period.

To support our employees this fiscal year and to promote their health and safety, we encouraged administrative and engineering employees to work remotely. We provided emergency leave for employees to take care of a child or parent due to COVID-19 disruptions.

As of May 31, 2021, we had 74 employees of which 29 work in research and development and 32 in engineering and operations.

Results of Operations

The following table summarizes our operating results for the three-month periods ended May 31, 2021 and 2020, in U.S. Dollars.

	Three months ended May 31,
	2021	2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	395,545	352,007	43,538
External engineering	2,903,448	74,932	2,828,516
Employee compensation	1,690,583	467,041	1,223,542
Machinery and equipment expenditures	2,622,892	-	2,622,892
Demonstration plant operating expenses	691,537	286,103	405,434
Other	333,900	300,505	33,395
Total research and development	8,637,905	1,480,588	7,157,317

General and administrative
Stock-based compensation	(383,630)	659,817	(1,043,447)
Professional fees	1,631,451	221,697	1,409,754
Employee compensation	845,035	483,034	362,001
Directors and officers insurance	868,647	473,574	395,073
Other	199,068	114,959	84,109
Total general and administrative	3,160,571	1,953,081	1,207,490

Depreciation and amortization	132,001	255,974	(123,973)
Interest and other financial expenses	30,588	126,776	(96,188)
Interest income	(9,761)	(40,346)	30,585
Foreign exchange loss	206,060	76,641	129,419
Total expenses	12,157,364	3,852,714	8,304,650
Net loss	$(12,157,364)	$(3,852,714)	$(8,304,650)

First Quarter Ended May 31, 2021

The net loss for the three-month period ended May 31, 2021 increased $8.30 million to $12.16 million, as compared to the net loss for the three-month period ended May 31, 2020 which was $3.85 million. The increase is primarily due to increased research and development expenses of $7.16 million, increased general and administrative expenses of $1.21 million, an increase in foreign exchange loss of $0.13 million and a decrease in interest income of $0.03 million, partially offset by lower depreciation and amortization expenses of $0.12 million and lower interest and other financial expenses of $0.1 million.

The $7.16 million increase in research and development for the three-month period ended May 31, 2021 was primarily attributable to the following:

●
$2.83 million increase in external engineering expenses for ongoing design work for our Infinite LoopTM manufacturing process;
●
$2.62 million increase in purchases of research and development machinery and equipment. Starting in Q3 of fiscal 2021, we expense research and development machinery and equipment in accordance with ASC 730, Research and Development Costs, and no longer capitalize these costs. The timing of this accounting treatment is related to management’s decision to convert our pilot plant to exclusively a demonstration and training facility for our future Infinite Loop™ manufacturing facilities, therefore foregoing any alternative future use of its machinery and equipment assets in other applications;
●
$1.2 million increase in employee compensation expenses due to an increase in hiring; and
●
$0.41 million increase in demonstration plant and laboratory operating expenses due to increased activity at our demonstration plant.

The $1.21 million increase in general and administrative expenses for the three-month period ended May 31, 2021 was primarily attributable to the following:

●
$1.41 million increase in expenses for legal and professional fees due to costs principally associated with the ongoing SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings”;
●
$0.40 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance renewal costs; and
●
$0.36 million increase in employee compensation expenses due to an increase in hiring.

The listed increases in general and administrative expenses were partially offset by lower stock-based compensation expenses of $1.04 million which are mainly due to forfeitures of RSUs recorded in the three-month period ended May 31, 2021 for a total of $0.94 million.

The $0.12 million decrease in depreciation and amortization expenses for the three-month period ended May 31, 2021 is mainly attributable to the write-down of machinery and equipment assets related to the decision in the third quarter of fiscal 2021 to dedicate the demonstration and training facility to research and development activities. Although the machinery and equipment will continue to be utilized at our demonstration and training facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the demonstration and training facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

The $0.12 million increase in foreign exchange loss for the three-month period ended May 31, 2021 is mainly due to the fluctuation in USD/CAD exchange rates. The $0.10 million decrease in interest and other financial expenses for the three-month period ended May 31, 2021 is mainly due to the loss on revaluation of foreign exchange contracts in the three-month period ended May 31, 2020 which was nil in the three-month period ended May 31, 2021. The $0.03 million decrease in interest income for the three-month period ended May 31, 2021 is mainly due to lower interest rates as well as lower cash balances on which we receive interest.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are a development stage company with no revenues, and our ongoing operations and commercialization plans are being financed by raising new equity and debt capital. To date, we have been successful in raising capital to finance our ongoing operations. As at May 31, 2021, we had cash and cash equivalents on hand of $18.04 million. Management actively monitors the Company’s cash balance and short term cash commitments to ensure current operations are funded. We are also exploring options to finance our commercial projects.

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund the further development of our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $18.04 million, in light of the current global COVID-19 pandemic and its impacts on the global capital markets, our liquidity position may change, including the inability to raise new equity and debt, disruption in completing repayments or disbursements to our creditors.

As part of our strategic partnership with SKGC, SKGC will purchase 4,714,813 new treasury common shares of Loop at a price of $12 per share, for total consideration of $56.5 million. Closing of the strategic equity investment will be as soon as practical and no later than 90 days from the June 23, 2021 announcement.

As reflected in the accompanying interim unaudited condensed consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund committed operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the May 31, 2021 interim unaudited condensed consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

We have a short-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our demonstration plant and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,159,708 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,832 (CDN$5,833) plus interest, until January 2022, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of our demonstration and training plant up to a maximum of $3,810,471 (CDN$4,600,000). We received the first disbursement in the amount of $1,830,048 (CDN$2,209,234) on February 21, 2020. See Note 10 in the accompanying interim unaudited condensed consolidated financial statements for additional information. The remaining amount available under the financing facility after the first disbursement was $1,980,422 (CDN$2,390,766) and relates to expenditures incurred up to June 30, 2021 in connection with our demonstration and training facility.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2021 and 2020 was as follows:

	Three Months Ended May 31,
	2021	2020
Net cash used in operating activities	$(12,405,558)	$(4,977,900)
Net cash used in investing activities	(4,919,326)	(1,188,789)
Net cash used by financing activities	(14,496)	(12,693)
Effect of exchange rate changes on cash	154,491	(29,534)
Net (decrease) increase in cash	$(17,184,889)	$(6,208,916)

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2021, we used $12.41 million in operations compared to $4.98 million during the three-month period ended May 31, 2020. This increase is mainly due to increased operating expenses as we move forward on commercialization activities and D&O insurance payments in the amount of $1.9 million due to an increase in the annual premium. As discussed above in the Results of Operations, the main increases in expenses were engineering fees for ongoing design work for our Infinite LoopTM manufacturing process, research and development machinery and equipment expenses related to upgrades in our demonstration plant, employee compensation due to an increase in hiring and professional fees mainly due to the ongoing SEC investigation and class action suits.

Net Cash Used in Investing Activities

During the three months ended May 31, 2021, we made investments of $4.92 million in property, plant and equipment as compared to $1.19 million for the three months ended May 31, 2020, primarily in connection with the purchase for $4.90 million of a parcel of Land in Bécancour, Québec for the construction of our first Infinite Loop™ manufacturing facility. During the three months ended May 31, 2021, we made investments in intangible assets of $0.05 million, particularly in its patent technology in the United States and around the world.

During the three months ended May 31, 2020, we made investments of $0.39 million in property, plant and equipment, primarily in connection with the upgrade of its pilot plant. During the three months ended May 31, 2020, we made investments in intangible assets of $0.14 million, particularly in its patent technology in the United States and around the world. During the three months ended May 31, 2020, we also made an additional contribution of $0.65 million to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash (Used) Provided by Financing Activities

During the three months ended May 31, 2021 and 2020, we repaid $0.01 million of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2021.

B.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-0838 (“Tremblay Class Action”). The allegations in the complaint claim that the defendants allegedly violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. Plaintiff seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-UA. The allegations in this complaint are similar in nature to those made in the Tremblay Class Action.

On January 4, 2021, the United States District Court for the Southern District of New York rendered a stipulation and order granting the consolidation of the two class-action lawsuits filed in New York as In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538. Sakari Johansson and John Jay Cappa have been appointed as Co-Lead Plaintiffs and Glancy Prongay & Murray LLP and Pomerantz LLP have been appointed as Co-Lead Counsel for the class.

Plaintiffs served a consolidated amended complaint on February 18, 2021 which alleges defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to Dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss was served on June 11, 2021.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on June 1, 2021. No material changes to such risk factors have occurred during the three months ended May 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2020, we issued to a service provider a warrant to acquire 25,000 shares of common stock at a strike price of $9.43 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.
Exhibit Index
Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Amendment to Joint Venture Agreements dated June 18, 2021 by and between the Company, Indorama Ventures Holdings LP and other parties thereto		Filed herewith
10.2	Securities Purchase Agreement dated June 22, 2021 by and between SK Global Chemical Co. LTD.		Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	08-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 15, 2021	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 15, 2021	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)