Form 10-Q
period 2021-08-31
Loop Industries, Inc.
filed 2021-10-15
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

As at October 13, 2021, there were 47,160,164 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Six months ended August 31, 2021

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2021	February 28, 2021

Assets
Current assets
Cash and cash equivalents	$65,561,362	$35,221,951
Sales tax, tax credits and other receivables (Note 3)	1,343,417	1,763,835
Prepaid expenses and deposits (Note 4)	972,149	609,782
Assets held for sale (Note 5)	3,411,037	-
Total current assets	71,287,965	37,595,568
Investment in joint venture (Note 10)	1,500,000	1,500,000
Property, plant and equipment, net (Note 6)	4,818,028	3,513,051
Intangible assets, net (Note 7)	871,050	794,894
Total assets	$78,477,043	$43,403,513

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$5,234,367	$8,124,865
Current portion of long-term debt (Note 11)	915,432	938,116
Total current liabilities	6,149,799	9,062,981
Long-term debt (Note 11)	3,322,596	1,516,008
Total liabilities	9,472,395	10,578,989

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 47,160,164 shares issued and outstanding (February 28, 2021 – 42,413,691) (Note 13)	4,717	4,242
Additional paid-in capital	149,008,231	113,662,677
Additional paid-in capital – Warrants (Note 18)	30,356,938	8,826,165
Accumulated deficit	(110,211,750)	(89,661,970)
Accumulated other comprehensive loss	(153,488)	(6,590)
Total stockholders' equity	69,004,648	32,824,524
Total liabilities and stockholders' equity	$78,477,043	$43,403,513

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Expenses
Research and development (Note 14)	5,284,797	2,749,222	13,922,632	4,229,810
General and administrative (Note 15)	3,116,226	2,049,241	6,276,797	4,002,323
Depreciation and amortization (Notes 6 and 7)	140,770	302,587	272,770	558,561
Interest and other financial expenses (Note 19)	33,102	(58,905)	63,689	67,871
Interest income	(8,413)	(18,039)	(18,174)	(58,386)
Foreign exchange loss (gain)	(174,066)	103,618	32,066	180,259
Total expenses	8,392,416	5,127,724	20,549,780	8,980,438

Net Loss	(8,392,416)	(5,127,724)	(20,549,780)	(8,980,438)

Other comprehensive income (loss)
Foreign currency translation adjustment	(353,713)	402,812	(146,898)	232,400
Comprehensive income (loss)	$(8,746,129)	$(4,724,912)	$(20,696,678)	$(8,748,038)

Loss per share
Basic and Diluted	$(0.19)	$(0.13)	$(0.47)	$(0.22)

Weighted average common shares outstanding
Basic and Diluted	44,132,872	39,928,047	43,282,989	39,922,443

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended August 31, 2020
	Common stock par value $0.0001		Series A preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, May 31, 2020	39,916,905	$3,993	1	$-	$83,306,794	$9,870,241	$(57,169,761)	$(558,861)	$35,452,406
Issuance of shares upon the vesting of restricted stock units (Note 16)	18,305	1	-	-	(1)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	553,540	-	-	-	553,540
Restricted stock units issued for services (Note 16)	-	-	-	-	312,390	-	-	-	312,390
Foreign currency translation	-	-	-	-	-	-	-	402,812	402,812
Net loss	-	-	-	-	-	-	(5,127,724)	-	(5,127,724)
Balance, August 31, 2020	39,935,210	$3,994	1	$-	$84,172,723	$9,870,241	$(62,297,485)	$(156,049)	$31,593,424

	Three Months Ended August 31, 2021
	Common stock par value $0.0001		Series A preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, May 31, 2021	42,433,320	$4,244	1	$-	$113,663,032	$8,826,165	$(101,819,334)	$200,225	$20,874,332
Issuance of common shares and warrants for cash, net of share issuance costs (Note 13)	4,714,813	471	-	-	34,622,383	21,461,450	-	-	56,084,304
Issuance of warrants for financing facility (Notes 11 and 18)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Note 16)	12,031	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	343,653	-	-	-	343,653
Restricted stock units issued for services (Note 16)	-	-	-	-	379,165	-	-	-	379,165
Foreign currency translation	-	-	-	-	-	-	-	(353,713)	(353,713)
Net loss	-	-	-	-	-	-	(8,392,416)	-	(8,392,416)
Balance, August 31, 2021	47,160,164	$4,717	1	$-	$149,008,231	$30,356,938	$(110,211,750)	$(153,488)	$69,004,648

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended August 31, 2020
	Common stock par value $0.0001		Series A preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$(53,317,047)	$(388,449)	$38,463,708
Warrant issued for services (Note 18)	-	-	-	-	-	84,442	-	-	84,442
Issuance of shares upon the vesting of restricted stock units (Note 16)	24,436	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	1,110,435	-	-	-	1,110,435
Restricted stock units issued for services (Note 16)	-	-	-	-	682,877	-	-	-	682,877
Foreign currency translation	-	-	-	-	-	-	-	232,400	232,400
Net loss	-	-	-	-	-	-	(8,980,438)	-	(8,980,438)
Balance, August 31, 2020	39,935,210	$3,994	1	$-	$84,172,723	$9,870,241	$(62,297,485)	$(156,049)	$31,593,424

	Six Months Ended August 31, 2021
	Common stock par value $0.0001		Series A preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524
Issuance of common shares and warrants for cash, net of share issuance costs (Note 13)	4,714,813	471	-	-	34,625,825	21,461,450	-	-	56,087,746
Issuance of warrants for financing facility (Notes 11 and 18)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Note 16)	31,660	4	-	-	(4)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	892,971	-	-	-	892,971
Restricted stock units issued for services (Note 16)	-	-	-	-	(173,238)	-	-	-	(173,238)
Foreign currency translation	-	-	-	-	-	-	-	(146,898)	(146,898)
Net loss	-	-	-	-	-	-	(20,549,780)	-	(20,549,780)
Balance, August 31, 2021	47,160,164	$4,717	1	$-	$149,008,231	$30,356,938	$(110,211,750)	$(153,488)	$69,004,648

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(20,549,780)	$(8,980,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	272,770	558,561
Stock-based compensation expense (Note 16)	719,733	1,877,754
Accretion and accrued interest expenses (Note 19)	43,967	36,949
Loss on revaluation of foreign exchange contracts (Note 19)	-	11,482
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	436,236	169,018
Prepaid expenses (Note 4)	(365,769)	(824,675)
Accounts payable and accrued liabilities (Note 9)	(2,957,577)	(304,438)
Net cash used in operating activities	(22,400,420)	(7,455,787)

Cash Flows from Investing Activities
Investment in joint venture (Note 10)	-	(650,000)
Deposits on machinery and equipment (Note 4)	-	(1,305,010)
Additions to property, plant and equipment (Notes 5 and 6)	(5,010,982)	(1,116,744))
Additions to intangible assets (Note 7)	(90,591)	(160,484)
Net cash used in investing activities	(5,101,573)	(3,232,238)

Cash Flows from Financing Activities
Proceeds from sale of common shares and warrants, net of share issuance costs (Note 13)	56,087,746	-
Proceeds from issuance of long-term debt (Note 11)	1,894,877	-
Repayment of long-term debt (Note 11)	(27,740)	(26,836)
Net cash (used) provided by financing activities	57,954,883	(26,836)

Effect of exchange rate changes	(113,479)	125,433
Net increase (decrease) in cash	30,339,411	(10,589,428)
Cash, beginning of period	35,221,951	33,717,671
Cash, end of period	$65,561,362	$23,128,243

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$19,720	$19,441
Interest received	$18,174	$30,497

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2021 and 2020

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2022, or for any other period.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets as well as the carrying value of our joint venture investment, assets held for sale, accruals for potential liabilities, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards and the judgment in the assessment.

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

The fair value of the stock options granted is estimated using the Black-Scholes-Merton Option Pricing (“Black-Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Stock-based compensation expense is recorded based on the value derived from the Black-Scholes model and on actual experience. The assumptions used in the Black-Scholes model could materially affect stock-based compensation expenses recorded in the current and future periods.

Research and development expenses

Research and development expenses relate primarily to process development and design, testing of preproduction samples, purchases of machinery and equipment for the small-scale production facility, compensation, and consulting fees, and are expensed as incurred. Total research and development expenses recorded during the six-month periods ended August 31, 2021 and 2020 amounted to $13,922,632 and $4,229,810, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

Assets held for sale

Assets are classified as held for sale when they met the criteria set out in ASC 360-10-45-9 Long-lived assets classified as held for sale:

•	Management, having the authority to approve the action, commits to a plan to sell the asset;
•	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
•	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;
•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year;
•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

When the criteria are met, the assets are presented at the lesser of fair market value, net of selling costs, and cost in current assets.

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

For the six-month periods ended August 31, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2021, the potentially dilutive securities consisted of 1,587,081 outstanding stock options (2020 – 1,587,081), 4,170,278 outstanding restricted stock units (2020 – 4,313,750), and 11,684,418 outstanding warrants (2020 – 4,884,331).

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at August 31, 2021 and February 28, 2021 were as follows:

	August 31, 2021	February 28, 2021
Sales tax	$599,706	$1,155,504
Research and development tax credits	588,843	435,467
Other receivables	154,868	172,864
	$1,343,417	$1,763,835

4. Prepaid Expenses and Deposits

Prepaid expenses as at August 31, 2021 and February 28, 2021 were as follows:

	August 31, 2021	February 28, 2021
Deposits on machinery and equipment	$733,586	$379,395
Other	238,563	230,387
	$972,149	$609,782

Non-refundable cash deposits on machinery and equipment that will be used in research and development activities will be expensed, and classified as research and development expenses, in the period the equipment is received.

During the six-month period ended August 31, 2020, the Company made non-refundable cash deposits on machinery and equipment of $1,305,010 which were classified as a cashflow from investing activities in the statement of cash flows as costs of machinery and equipment were previously capitalized. Starting in the third quarter of fiscal 2021, the Company treats costs of machinery and equipment as research and development expenses in the period they are incurred.

5. Assets held for sale

On May 27, 2021, we acquired land in Bécancour, Québec for cash of $4.8 million (CDN $5.9 million). The site is part of our planning for an Infinite Loop™ manufacturing facility. We plan on using a portion of the land in connection with the construction of our Infinite Loop TM manufacturing facility and selling the excess land. The portion of the land we are committed to selling meets all criteria under ASC 360 Property, plant and equipment to be classified as an asset held for sale.

The total purchase cost of the land has been allocated between the portion of land held for sale and the land to be used for the planned Infinite Loop™ manufacturing facility based on surface area.

Description	Balance sheet line item	Cost
Land held for sale	Assets held for sale	$3,411,037
Infinite Loop™ manufacturing facility	Property, plant and equipment, net	1,410,858
		$4,821,895

6. Property, Plant and Equipment

Property, plant and equipment as at August 31, 2021 and February 28, 2021 were as follows:

	As at August 31, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,964,878	$(235,410)	$1,729,468
Land	1,653,737	-	1,653,737
Building and Land Improvements	1,921,952	(666,509)	1,255,443
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	295,474	(116,094)	179,380
	$12,350,293	$(7,532,265)	$4,818,028

	As at February 28, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,954,345	$(201,589)	$1,752,756
Land	241,578	-	241,578
Building and Land Improvements	1,804,872	(474,114)	1,330,758
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	292,946	(104,987)	187,959
	$10,807,993	$(7,294,942)	$3,513,051

During the six-month period ended August 31, 2021, the Company acquired a parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The Company intends to use a portion of the property for the construction of a commercial facility to manufacture Loop™ branded PET resin using its Infinite Loop™ technology. The excess land is classified as held for sale, as described in Note 5.

Depreciation expense for the three- and six-month periods ended August 31, 2021 amounted to $121,733 and $236,790, respectively (2020– $291,498 and $539,697, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

7. Intangible Assets

Intangible assets as at August 31, 2021 and February 28, 2021 were $871,050 and $794,894, respectively.

During the six-months periods ended August 31, 2021 and 2020, we made additions to intangible assets of $90,591 and $160,484, respectively.

Amortization expense for the three- and six-month periods ended August 31, 2021 amounted to $19,036 and $35,980, respectively (2020 - $11,088 and $18,864, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

8. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilities as at August 31, 2021 and February 28, 2021:

	Fair Value Measurements as at August 31, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at amortized cost:
Long-term debt	$4,238,028	$4,253,605	Level 2

	Fair Value Measurements at February 28, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments measured at amortized cost:
Long-term debt	$2,454,123	$2,464,540	Level 2

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2021 and February 28, 2021 were as follows:

	August 31, 2021	February 28, 2021
Trade accounts payable	$3,577,365	$5,082,736
Accrued engineering fees	96,865	535,359
Accrued employee compensation	765,103	970,154
Accrued professional fees	448,567	1,270,628
Other accrued liabilities	346,467	265,988
	$5,234,367	$8,124,865

10. Joint Venture

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

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to August 31, 2021 and, as at August 31, 2021, the carrying value of the equity investment was $1,500,000, which is the total of the cash contributions we have made to ILT. During the six-month period ended August 31, 2021, we made no contributions to ILT (2020 – $650,000). These contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which have been capitalized in ILT.

In conjunction with the SK strategic partnership described in Note 13, on June 18, 2021, the Company, Loop Innovations, LLC, a wholly-owned subsidiary of the Company (“Loop Innovations”), Indorama Ventures Holdings LP (“Indorama”) and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended (i) the Limited Liability Company Agreement between Loop Innovations, LLC and Indorama Ventures Holdings LP (the “LLC Agreement”), (ii) the Marketing Agreement between the Company and Indorama Loop Technologies, LLC (the “Marketing Agreement”) and (iii) the License Agreement between the Company and the Indorama Joint Venture Company (the “License Agreement”), each dated September 24, 2018 (collectively such amendments, the “Indorama Joint Venture Amendments”).

Under the Indorama Joint Venture Amendments, the Company, Indorama and the Indorama Joint Venture Company agreed to:

•	terminate Indorama’s right of first refusal under the LLC Agreement over any facility to produce products utilizing any waste-to-resin technology applying the PET depolymerization process of the Company;
•	amend the non-compete obligations under the LLC Agreement to solely apply to the Company;
•	limit the scope of the Company’s grant of intellectual property rights and the scope of the exclusivity rights of the Indorama Joint Venture Company for the retrofit of existing facilities under the License Agreement to North America and Europe; and
•	limit the scope of the Indorama Joint Venture Company’s permitted marketing rights under the Marketing Agreement to North America and Europe.

11. Long-Term Debt

	August 31, 2021	February 28, 2021
Investissement Québec financing facility :
Principal amount	$3,645,875	$1,741,612
Unamortized discount	(388,155)	(268,192)
Accrued interest	64,876	42,588
Total Investissement Québec financing facility	3,322,596	1,516,008
Term loan
Principal amount	915,432	938,116
Less: current portion	(915,432)	(938,116)
Total term loan, net of current portion	-	-
Long-term debt, net of current portion	$3,322,596	$1,516,008

Investissement Québec financing facility

On February 21, 2020, the Company received $1,750,998 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,645,875 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $36,459 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

On August 26, 2021, the Company received $1,894,877 (CDN$2,390,766) from Investissement Québec as the second disbursement of our financing facility, the balance of the total amount available under the financing facility of $3,645,875 (CDN$4,600,000) (the “Financing Facility”). The second disbursement bears the same interest rate and repayment terms as the first disbursement. The Company established the fair value of the loan for the first disbursement at $1,750,395 based on a discount rate of 3.95%, which reflected a debt discount of $139,390. The discount rate used was based on the external financing from a Canadian bank. There were no fees associated with the second disbursement. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2021 in the amount of $11,512 and $22,394 respectively (2020 – $9,875 and $19,291) and an accretion expense of $11,046 and $21,573 respectively (2020 – $9,112 and $17,658).

The Company also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $364,587 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection with the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrant remains outstanding as at August 31, 2021. In connection with the second disbursement of the Financing Facility, the Company issued a warrant (“Second Disbursement Warrant”) to acquire 17,180 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $69,323 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The Second Disbursement Warrant remains outstanding as at August 31, 2021.

Term loan

On January 24, 2018, the Company obtained a $1,109,614 (CDN$1,400,000) 20-year term installment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,623 (CDN$5,833) plus interest, until January 2022, at which time the monthly repayment amount and interest rate are subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty. During the three- and six-month periods ended August 31, 2021, we repaid $13,870 and $27,740 respectively (2020 – $14,143 and $26,836) on the principal balance of the Loan and interest paid amounted to $10,543 and $19,496 and (2020 – $9,130 and $19,441). The terms of the credit facility require the Company to comply with certain financial covenants. As at August 31, 2021 and 2020, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s long-term debt over the next five years are as follows:

Years ending	Amount
February 28, 2022	$915,432
February 28, 2023	-
February 29, 2024	520,831
February 28, 2025	520,831
February 28, 2026	520,831
Thereafter	2,083,382
Total	$4,561,307

12. Related Party Transactions

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

During the quarters ended August 31, 2021 and 2020, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

13. Stockholders’ Equity

Common Stock

For the period ended August 31, 2021	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	31,660	4
Issuance of shares for cash	4,714,813	471
Balance, August 31, 2021	47,160,164	$4,717

For the period ended August 31, 2020	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares upon settlement of restricted stock units	24,436	2
Balance, August 31, 2020	39,935,210	$3,994

During the six months ended August 31, 2021, the Company recorded the following common stock transactions:

(i)	The Company issued 31,660 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 4,714,813 shares of its common stock, with warrants, at an aggregate offering price of $12.00 per share for total gross proceeds of $56,577,756 and net proceeds of $56,084,304.

During the six months ended August 31, 2020, the Company recorded the following common stock transaction:

(i)	The Company issued 24,436 shares of its common stock to settle restricted stock units that vested in the period.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and SK global chemical Co., Ltd, an accredited investor (the “Purchaser”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser the following securities on July 29, 2021 for an aggregate purchase price of $56.5 million (collectively, the “SKGC Investment”):

•	an aggregate of 4,714,813 shares (the “Shares”) of the Company’s common stock (the “Common Stock”);
•	warrants to purchase 4,714,813 shares of Common Stock for an exercise price of $15.00 (the “First Tranche Warrants”), with an expiration date of the third anniversary of the issue date;
•

warrants to purchase 2,357,407 shares of Common Stock for an exercise price of $20.00 (the “Second Tranche Warrants”), with an expiration date of the earlier of (A) the date that is the third anniversary of the First Plant Milestone (as defined in the Second Tranche Warrants), (B) the expiration of the JV Negotiation Period (as defined in the Second Tranche Warrants), provided that the Joint Venture Transaction Agreements (as defined in the Second Tranche Warrants) have not been executed by the expiration of the JV Negotiation Period and (C) the third anniversary of the BDP Date (as defined in the Second Tranche Warrants), provided that the First Plant Milestone has not occurred as of such date; and

•

warrants to purchase 461,298 shares of Common Stock for an exercise price of $11.00, with an expiration date of June 14, 2022 (the “Third Tranche Warrants,” and together with First Tranche Warrants and the Second Tranche Warrants, the “Warrants”).

The Purchaser may exercise the First Tranche Warrant at any time beginning on January 29, 2022 and the Second Tranche Warrant at any time on or after the later to occur of (i) January 29, 2022 and (ii) the first business day following the First Plant Milestone (as defined in the Second Tranche Warrant) prior to its expiration date. The Purchaser may exercise the Third Tranche Warrant at any time prior to June 14, 2022.

The table below summarizes the allocation of the aggregate purchase price, net of issuance costs, based on the relative fair-value of the components at the grant date:

Common stock	$34,622,854
First Tranche Warrants	13,158,981
Second Tranche Warrants	7,167,195
Third Tranche Warrants	1,135,274
$56,084,304

The fair value of the warrants was determined using the Black-Scholes model.

After the closing of the SKGC Investment, the Purchaser owns approximately 10.0% of the issued and outstanding Common Stock as of that date.

14. Research and Development Expenses

Research and development expenses for the three-month periods ended August 31, 2021 and 2020 were as follows:

	August 31, 2021	August 31, 2020
Machinery and equipment expenditures	$2,485,232	$-
Employee compensation	1,492,688	1,060,669
External engineering	551,381	942,117
Plant and laboratory operating expenses	707,043	584,394
Other	48,453	162,042
	$5,284,797	$2,749,222

Research and development expenses for the six-month periods ended August 31, 2021 and 2020 were as follows:

	August 31, 2021	August 31, 2020
Machinery and equipment expenditures	$5,108,125	$-
Employee compensation	3,578,816	1,879,717
External engineering	3,454,829	1,017,049
Plant and laboratory operating expenses	1,398,510	870,497
Other	382,352	462,547
	$13,922,632	$4,229,810

During the six-month period ended August 31, 2021, we recorded research and development tax credits of $152,391 as a reduction of research and development expenses and an expense of $267,743 in the six-month period ended August 31, 2020. The expense in the six-month period ended August 31, 2020 was due to a revision of research and development tax credits by Canadian tax authorities. During the six-month period ended August 31, 2021, we recorded no government grants as a reduction of research and development expenses (2020 – $191,439).

15. General and Administrative Expenses

General and administrative expenses for the three-month periods ended August 31, 2021 and 2020 were as follows:

	August 31, 2021	August 31, 2020
Professional fees	$856,997	$420,434
Employee compensation	868,122	1,002,473
Directors and officers insurance	1,059,153	502,368
Other	331,954	123,966
	$3,116,226	$2,049,241

General and administrative expenses for the six-month periods ended August 31, 2021 and 2020 were as follows:

	August 31, 2021	August 31, 2020
Professional fees	$2,488,447	$642,131
Employee compensation(1)	1,329,527	2,145,325
Directors and officers insurance	1,927,799	975,941
Other	531,024	238,926
	$6,276,797	$4,002,323

______________

(1)

Includes stock-based compensation expense. In the six-month period ended August 31, 2021, the Company recorded RSU forfeitures for an amount of $935,837 (2020 – $4,005) as a net reversal of stock-based compensation.

16. Share-based Payments

Stock Options

During the three-month period ended August 31, 2021, the Company granted no stock options (2020 – nil), no stock options were forfeited (2020 – nil) or exercised (2020 – nil) and no stock options expired (2020 – nil).

During the six-month period ended August 31, 2021, the Company granted no stock options (2020 – nil), no stock options were forfeited (2020 – nil) or exercised (2020 – nil) and no stock options expired (2020 – nil).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three- and six-month periods ended August 31, 2021 and 2020.

The total number of stock options outstanding as at August 31, 2021 was 1,587,081 (2020 – 1,587,081) with a weighted average exercise price of $6.81 (2020 - $6.81), of which 1,278,748 were exercisable (2020 – 1,083,748) with a weighted average exercise price of $7.30 (2020 – $7.05).

During the three-month periods ended August 31, 2021 and 2020, stock-based compensation expense attributable to stock options amounted to $343,653 and $553,540, respectively, and is included in operating expenses.

During the six-month periods ended August 31, 2021 and 2020, stock-based compensation expense attributable to stock options amounted to $892,971 and $1,110,435, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended August 31, 2021, the Company granted 33,184 restricted stock units (“RSUs”) (2020 – 38,648) with a weighted average fair value of $13.05 (2020 – $9.20), settled 12,031 RSUs (2020 – 18,305) with a weighted average fair value of $8.48 (2020 – $9.85) and no RSUs were forfeited (2020 – nil).

During the six-month period ended August 31, 2021, the Company granted 286,942 restricted stock units (“RSUs”) (2020 – 122,373) with a weighted average fair value of $9.41 (2020 – $8.86), settled 31,660 RSUs (2020 – 24,436) with a weighted average fair value of $8.82 (2020 – $9.78) and 295,524 RSUs were forfeited (2020 – 2,989) with a weighted average fair value of $7.93 (2020 – $8.78).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at August 31, 2021 was 4,170,278 (2020 – 4,313,750), of which 725,313 were vested (2020 – 891,327).

During the three-month periods ended August 31, 2021 and 2020, stock-based compensation attributable to RSUs amounted to $379,165 and $312,390, respectively, and is included in expenses.

During the six-month periods ended August 31, 2021 and 2020, stock-based compensation attributable to RSUs amounted to ($173,238) and $682,877, respectively, and is included in operating expenses. The net reversal in expenses attributable to RSUs in the three-month period ended August 31, 2021 is due to forfeitures recorded in the period for a total of $935,837 (2020 – $4,005).

Stock-Based Compensation Expenses

During the three-month periods ended August 31, 2021 and 2020, stock-based compensation included in research and development expenses amounted to $394,527 and $352,282, respectively, and in general and administrative expenses amounted to $313,282 and $513,649, respectively.

During the six-month periods ended August 31, 2021 and 2020, stock-based compensation included in research and development expenses amounted to $790,072 and $704,289, respectively, and in general and administrative expenses amounted to ($70,338) and $1,173,466, respectively. The net reversal in stock-based compensation included in general and administrative expenses in the six-month period ended August 31, 2021 is due to forfeitures recorded in the period for a total of $935,837 (2020 – $4,005).

17. Equity Incentive Plan

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the six-month periods ended August 31, 2021 and 2020:

	2021	2020
	Number of units	Number of units
Outstanding, beginning of period	1,083,412	1,300,518
Share reserve increase	-	-
Units granted	(286,942)	(125,762)
Units forfeited	295,524	2,989
Units expired	-	-
Outstanding, end of period	1,091,994	1,177,745

18. Warrants

During the six-month period ended August 31, 2021, the Company issued warrants to purchase 7,550,698 shares of our common stock. No warrants were exercised, were forfeited, nor expired in the six-month period ended August 31, 2021. The table below summarizes the warrants granted during the six-month period ended August 31, 2021:

Number of warrants	Exercise Price	Expiration date
4,714,813	$15.00	July 29, 2024
2,357,407	20.00	(1)
461,298	11.00	June 14, 2022
17,180	$11.00	August 26, 2024

_______________

(1)

Expiration date is the earlier of (A) the date that is the third anniversary of the First Plant Milestone (as defined in the Second Tranche Warrants), (B) the expiration of the JV Negotiation Period (as defined in the Second Tranche Warrants), provided that the Joint Venture Transaction Agreements (as defined in the Second Tranche Warrants) have not been executed by the expiration of the JV Negotiation Period and (C) the third anniversary of the BDP Date (as defined in the Second Tranche Warrants), provided that the First Plant Milestone has not occurred as of such date.

During the six-month period ended August 31, 2020, the Company issued, in exchange for consulting services, a warrant to purchase 25,000 shares of our common stock at the price of $9.43 per share expiring May 12, 2022 and warrants to issue 200,000 shares of our common stock with an exercise price of $11.00 expired. No warrants were exercised or forfeited in the six-month period ended August 31, 2021.

19. Interest and Other Finance Costs

Interest and other finance costs for the three-month periods ended August 31, 2021 and 2020 are as follows:

	2021	2020
Interest on long-term debt	$22,056	$19,005
Accretion expense	11,046	9,112
Loss (gain) on revaluation of foreign exchange contracts	-	(87,022)
	$33,102	$(58,905)

Interest and other finance costs for the six-month periods ended August 31, 2021 and 2020 are as follows:

	2021	2020
Interest on long-term debt	$41,890	$38,732
Accretion expense	21,573	17,658
Loss (gain) on revaluation of foreign exchange contracts	-	11,481
Other	226	-
	$63,689	$67,871

20. Commitments and Contingencies

Commercial Commitments

On September 2, 2020, the Company entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET plastic and polyester polymer for fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The total amount of the Chemtex Agreement is $4,300,000 and covers the know-how and design of two Infinite Loop™ facilities. Payment terms are based on the completion of certain milestones and total $2,150,000 for each facility. As at August 31, 2021, the cumulative amount paid was $900,000 and during the six-month period ended August 31, 2021, no additional amount was paid by the Company related to this agreement and included in research and development expenses.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding, (vi) building our manufacturing facility, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health-related concerns, such as the current outbreak of a novel strain of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or recent class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world's shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin and polyester fiber suitable for use in food-grade packaging, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by preventing plastic waste and recovering waste plastic for a more sustainable future for all.

Industry Background and Market Opportunity

The global annual market demand for PET plastic and polyester fiber will exceed $160 billion by 2022 as projected in the 2018 IHS Polymer Market Report.

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

Global consumer goods companies, apparel manufacturers, and retail brands have announced significant public commitments and targets to make the transition to a circular plastic economy, namely:

•	In January 2018, Danone’s evian® brand bottled spring water committed to a 100% recycled content package by 2025;
•	In 2018, Coca-Cola committed to an average recycled content of 50% across its packaging by 2030;
•	In 2021, PepsiCo committed to 11 European markets moving key Pepsi-branded products to 100% rPET bottles by 2022, and in the U.S., all Pepsi-branded products will be converted to 100% rPET bottles by 2030;
•	In 2020, L’OCCITANE en Provence committed to 100% recycled content plastic in their bottles by 2025;
•	In 2020, L’Oréal Group committed to using 100% recycled or biobased plastic in their packaging by 2030;
•	By 2025, Unilever targets increasing the use of post-consumer recycled plastic material in their packaging to at least 25%;
•	Colgate-Palmolive states a 2025 goal of using at least 25% post-consumer recycled plastic in packaging;
•	Nestlé aims to increase the amount of recycled PET used across their brands globally to 50% by 2025;
•	Adidas Group aims to replace all virgin polyester with recycled polyester in all adidas and Reebok products where a solution exists by 2024;
•	H&M is aiming to ensure that at least 25% of the plastic they use is from post-consumer recycled materials.
•	Walmart has an objective to use at least 17% post-consumer recycled content globally in their private brand plastic packaging and is taking action to eliminate problematic or unnecessary plastic packaging and move from single-use toward reuse models where relevant by 2025; and
•	Ikea’s ambition is, that by 2030, all plastic used in their products will be based on renewable or recycled material.

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments. For example, on July 21 2020, the European Union announced a new tax on plastic waste starting January 1, 2021. This tax will have a rate of €800/ton on non-recycled plastic packaging. In the UK, a new £200/ton tax will apply to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic, effective 2022. A California law enacted on September 24, 2020 requires that plastic bottles contain at least 15% post-consumer resin by 2022, 25% by 2025 and 50% by 2030. The growing regulatory environment is expected to increase the demand for recycled PET plastic further.

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

We believe the commercialization plans of Loop™ PET resin and polyester fiber may provide the ideal solution for global brands because Loop™ PET resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET resin and polyester fiber is virgin-quality suitable for use in food-grade packaging. That means consumer packaged goods companies will be able to choose to market packaging made from a 100% Loop™ branded PET resin and polyester fiber.

Proprietary Technology and Intellectual Property

We believe, the power of our technology lies in its ability to use post-industrial and post-consumer waste PET plastic and polyester fiber feedstocks, which could end up in landfills, rivers, oceans and natural areas, to create Loop™ PET resin. We believe our technology can deliver high-purity profitable virgin-quality PET resin suitable for use in food-grade packaging and polyester fiber.

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

•	Lower energy usage during depolymerization and therefore reduced processing cost relative to higher temperature processes;
•

Avoidance of side reactions with non-PET waste, which are inherent in waste PET feedstock streams, during depolymerization which may occur during higher temperature and higher pressure depolymerization processes. This allows for a simplified distillation purification process resulting in less, and more effective, steps to isolate the desired high purity DMT and MEG monomers suitable to produce virgin-quality PET required to meet food contact regulations as well as the quality and clarity requirements of global consumer product companies;

•

Allowing the depolymerization of less costly and low-quality feedstocks, which cannot be effectively recycled today, such as carpet fiber, clothing and mixed plastics, and upcycling them into high-quality PET that can be used in food contact use; and

•	The GEN II technology uses only trace amounts of water, eliminates the need for a halogenated solvent and uses a catalyst at low concentration.

This shift, from producing the monomer PTA to the monomer DMT, was a pivotal moment for Loop Industries. We believe that GEN II requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is an environmentally sustainable method for producing virgin-quality food-grade PET plastic by decoupling PET manufacturing from the fossil fuel industry.

To independently validate that our GEN II technology can produce DMT and MEG monomers at mini-pilot and pilot scale, we commissioned Kemitek, a College Centre for Technology Transfer specialized in the fields of green chemistry and chemical process scale-up. Kemitek’s findings allowed them to confirm that our technology produces monomers that meet our purity specifications for the production of PET resin and polyester fiber. The complete Kemitek report was filed with the SEC by the Company on December 14, 2020.

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

•

The GEN I technology portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, we also have issued patents in China, the Eurasian Patent Organization, Europe, Japan, the Gulf Cooperation Council, and various other countries, an allowed patent application in the Philippines, and pending patent applications in Canada, India, Japan, South Korea, and various other countries all expected to expire, if granted, on or around July 2036, not including any patent term extension.

•	The GEN II technology portfolio currently consists of four patent families:

o

The first has two issued U.S. patent and a pending U.S. application, all expected to expire on or around September 2037. Internationally, we also have an issued patent in Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around September 2038, if granted and not including any patent term extension.

o

An additional aspect of the GEN II technology is claimed in an issued U.S. patent and a pending U.S. application, all expected to expire on or around June 2039. Internationally, we also have an allowed patent application in Bangladesh and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted and not including any patent term extension.

o

A further additional aspect of the GEN II technology is the subject of a pending U.S. application. Any patents that would ultimately grant from this application would be expected to expire on or around March 2040, not including any patent term extension.

o

Another further additional aspect of the GEN II technology is the subject of a pending U.S. application, a pending International application, and pending applications in Canada, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, and various other countries. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, if granted and not including any patent term extension.

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

Loop’s PET resin was subjected to independent testing by an external and certified laboratory, which confirmed the PET complies with FDA Regulation 21 CFR § 177.1630 on August 26, 2021, as well as EU Commission Regulation No 10/2011 on July 27, 2021. These results attest that Loop’s PET is safe for use in food-contact applications, including but not limited to bottled water, carbonated drinks and food trays. Demonstration of compliance with food-contact requirements follows the No Objection Letter (“NOL”) from the FDA previously granted to Loop in March 2021. The NOL confirms Loop’s monomers can produce rPET of a purity suitable for food-contact use, provided it meets the applicable requirements of Title 21 of the Code of Federal Regulations. The monomers used in the PET resin submitted for testing were produced at Loop’s small-scale production facility in Terrebonne, Quebec.

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

On August 31, 2021, Loop also received a NOL from Health Canada, which states that the PET produced by Loop’s recycling process is suitable for use in the manufacture of water bottles and articles for contact with all food types under all conditions of use. In this letter, Health Canada confirms it sees no reason to object to the use of Loop’s recycling process, provided it is technically suitable for the intended end-uses.

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

•

Multi-year supply agreement with Danone SA, one of the world’s leading global food and beverage companies. Danone will purchase 100% sustainable and upcycled Loop™ branded PET for use in brands across its portfolio including evian®, Danone’s iconic natural spring water;

•

Multi-year supply agreement with PepsiCo, one of the largest purchasers of recycled PET plastic, enabling PepsiCo to purchase production capacity and incorporate Loop™ PET resin into its product packaging;

•	Multi-year supply agreement with L’OCCITANE en Provence to supply 100% recycled and sustainable Loop™ PET resin and incorporate Loop™ PET resin into its product packaging; and

•

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

Commercialization Plan and Progress

During the six-month period ended August 31, 2021, we continued executing our corporate strategy with a focus on the commercialization of our technology. We are progressing on the engineering of our full-scale commercial facilities with our engineering partner Worley, a leading global engineering, procurement and construction company. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the process design package, which has been completed, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction.

The Infinite Loop™ manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced from recycled content. The Infinite Loop™ technology is being engineered to support the commitment of global consumer brands to achieve a high level of recycled content in packaging. Infinite Loop™ facilities could be located near large urban centers where more plastic is being consumed and therefore more waste plastic feedstock is likely available.

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

We continue to focus on the completion of the Infinite Loop™ engineering design with an initial target capacity of up to 70,000 metric tons/year. Permitting, site and regulatory considerations may impact plant capacity for the various projects. The design includes the integration of our depolymerization technology with INVISTA’s polymerization technology in partnership with Worley. We intend to use this design when evaluating Infinite Loop™ facilities in various regions. Worley has completed the pre-feasibility engineering as part of the planning phase for an Infinite Loop™ manufacturing facility in the province of Québec. We expect that Worley may also play a role in the feasibility phase of engineering and the future design of larger capacity facilities.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering packaging or polyester fibers that are made with Loop co-branded, 100% recycled, virgin-quality PET or polyester fibers. We believe that Infinite Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include pre-feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, logistics, and ramp up, among others.

Strategic Partnership with SK geo centric

Loop and SK geo centric Co., Ltd. (formerly known as SK global chemical Co. Ltd.) (“SKGC”) intend to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia, which accounts for approximately 60 percent of the world’s population and an estimated 70% of global PET consumption making it the largest market in terms of plastic manufacturing, consumption and waste. Under the terms of the Memorandum of Understanding (“MOU”) for the proposed joint venture, SKGC will own 51 percent of the joint venture and Loop will own 49 percent. Loop will also receive a recurring annual royalty fee as a percentage of revenue from each facility for the use of its technology.

In addition, Loop and SKGC have concluded a definitive agreement for SKGC to become a strategic investor in Loop. SKGC purchased 4,714,813 new treasury common shares of Loop at a price of $12 per share, for total consideration of $56.5 million. The equity investment transaction closed on July 29, 2021. SKGC was also granted warrants to acquire an additional 461,298 common shares at $11 per share within the next 12 months, 4,714,813 common shares at a price of $15 per share, within the next 3 years, and a further 2,357,407 shares at $20 per share, conditional upon the timing of construction of the first Asian manufacturing facility. SKGC was granted one seat on Loop’s Board of Directors and as such is expected to provide valued input into the continuing development of Loop’s global commercialization strategy.

SKGC now owns approximately 10% of Loop’s common shares. In conjunction with the equity investment, Mr. Jonghyuk Lee, Vice President of SKGC’s Green Business Division, has been appointed to Loop’s Board of Directors. This appointment reflects SKGC’s strategic view of the importance of its investment in Loop, as part of its “Green for Better Life” global strategic vision.

As reported on July 8, 2021 SKGC signed a memorandum of understanding (“MOU”) with the city of Ulsan, South Korea to develop an industrial complex which would be planned to include the first Infinite Loop™ manufacturing facility in Asia.

SK global chemical unveiled on August 31, 2021 its rebrand as SK geo centric, aligning with the company’s goal of transforming into a green company and focusing on eco-friendly products such as recyclable plastics. These announcements further reinforce Loop’s alignment as an important strategic partner for SK geocentric, as we move to commercialize our technology in Asia.

Unveiling of New evian Loop Bottle

On September 20, 2021, Loop, in partnership with iconic global beverage brand evian, unveiled a new “evian Loop” prototype virgin-quality water bottle made from 100 percent recycled content. The monomers used to produce the evian Loop bottles were made at Loop’s small-scale production facility in Terrebonne, Quebec. Evian plans to begin selling water bottles made from Loop™ PET initially in South Korea next year, and subsequently in other global markets. The waste plastic used to produce these bottles include polyester fibers from carpets and clothing which are considered unrecyclable and destined for landfill and other natural environments. This initiative reflects evian’s commitment to its stated 2025 goals for circularity and recycled content.

Loop continues to work toward new brand and market introductions with additional consumer goods brand companies.

Infinite Loop™ Bécancour, Québec

We are in the planning phase for an Infinite Loop™ manufacturing facility in the province of Québec (the “Québec Project”). On May 27, 2021, we acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The site offers attractive logistics being located on the St-Lawrence river and access to rail. The site size exceeds our project needs and we plan to sell a portion of the land to offset part of our project commitment.

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

The Québec Project would allow the Company to proceed with Infinite Loop™ commercialization in a more expeditious manner without being impacted by COVID-19 restrictions on international travel.

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite Loop™ technology and the resource management expertise of Suez, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies for virgin quality PET resin made from 100 percent recycled content. Together with Suez, we have initiated the work to enable us to make a final investment decision for the project with the current priorities being site selection, feedstock sourcing and customer contracts. We continue to work with our partner on finalizing the details of the site selection.

Joint Venture with Indorama

In September 2018 we announced a joint venture with Indorama to retrofit certain PET manufacturing facilities. We entered into a Limited Liability Company Agreement between (the “LLC Agreement”), a Marketing Agreement (the “Marketing Agreement”) and a License Agreement (the “License Agreement”), each dated September 24, 2018, with Indorama through our wholly-owned subsidiary Loop Innovations, LLC (“Loop Innovations”), a Delaware limited liability company. Each company has 50/50 equity interest in the joint venture. We are contributing to the 50/50 joint venture an exclusive worldwide royalty-free license to use our proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. In 2019, the joint venture decided to increase the capacity of the planned Spartanburg, South Carolina plant due to customer demand to 40,000 metric tons per year from the initially planned 20,700 metric tons per year.

We have currently contracted for the sale of approximately 40% of the planned capacity, of the expected output of the Spartanburg facility and we will resume discussions for the remaining volume once we have more visibility on the commissioning date of the facility, although we have had and may continue to experience delays due to the COVID-19 pandemic (see “The global COVID-19 pandemic” as noted under “Risk Factors”). As part of the Joint Venture Agreement, we are committed to contribute our equity share for the costs under the joint venture agreement to construct the facility. During the year ended February 28, 2021, we made a contribution of $650,000 and as at August 31, 2021, we have contributed a total of $1,500,000 to the joint venture.

The joint venture made a decision over the summer of 2020 that due to the COVID-19 pandemic it would temporarily delay work on the project. Since then, no expenditures have been incurred by the joint venture. While both joint venture partners currently remain committed to the project, we continue to monitor the COVID-19 implications on the project timetable.

In conjunction with the SK strategic partnership mentioned above, on June 18, 2021, the Company, Loop Innovations, Indorama and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended (i) the LLC Agreement, (ii) the Marketing Agreement and (iii) the License Agreement (collectively such amendments, the “Indorama Joint Venture Amendments”).

Under the Indorama Joint Venture Amendments, the Company, Indorama and the Indorama Joint Venture Company agreed to:

•

terminate Indorama’s right of first refusal under the LLC Agreement over any facility to produce products utilizing any waste-to-resin technology applying the PET depolymerization process of the Company;

•	amend the non-compete obligations under the LLC Agreement to solely apply to the Company;
•

limit the scope of the Company’s grant of intellectual property rights and the scope of the exclusivity rights of the Indorama Joint Venture Company for the retrofit of existing facilities under the License Agreement to North America and Europe; and

•	limit the scope of the Indorama Joint Venture Company’s permitted marketing rights under the Marketing Agreement to North America and Europe.

The foregoing description of the Indorama Joint Venture Amendments does not purport to be complete and is qualified in its entirety by reference to the Indorama Joint Venture Amendments, a copy of which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2021 and incorporated therein by reference.

Small-scale Production Facility and Innovation Center in Terrebonne, Québec

As part of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we decided to convert our Terrebonne, Québec pilot plant to an Infinite Loop™ small-scale production facility. This facility will be used to showcase the Infinite Loop™ end to end technology and deliver initial production volumes to support co-branded market launch campaigns with partners and customers, and train operational teams in advance of the commissioning of the Infinite Loop™ full-scale commercial plants.

We made significant investments in the small-scale production facility during the six-month period ended August 31, 2021. In particular, we installed and began operation of new distillation columns in this period. We also advanced testing and production on the two installed depolymerization reactors which substantially increase our small-scale production facility’s depolymerization capacity and confirm the design and scale-up factor for the feasibility engineering of the planned commercial-scale facilities. We anticipate the Infinite Loop™ small-scale production facility depolymerization upgrades to be largely completed by late in calendar 2021. We have also previously entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture of Loop™ branded PET resin at our small-scale production facility and deliver Loop™ branded PET resin to customers in calendar 2022.

In addition to the capital requirements for our commercialization, we continue to invest in strengthening our intellectual property portfolio, building a core competency in managing strategic relationships and continue enhancing our brand value with activities such as the September 20, 2021 co-branded marketing launch of an evian Loop bottle for the South Korean market in 2022. Our research and development innovation center in Terrebonne, Québec will continue to push forward the development of our technology.

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

As of August 31, 2021, we had 79 employees of which 32 work in research and development and 34 in engineering and operations.

Results of Operations

The following table summarizes our operating results for the three-month periods ended August 31, 2021 and 2020, in U.S. Dollars.

	Three months ended August 31,
	2021	2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	394,527	352,282	42,245
External engineering	551,381	942,117	(390,736)
Employee compensation	1,098,161	708,387	389,774
Machinery and equipment expenditures	2,485,232	-	2,485,232
Plant and laboratory operating expenses	707,043	584,394	122,649
Other	48,453	162,042	(113,589)
Total research and development	5,284,797	2,749,222	2,535,575

General and administrative
Stock-based compensation	313,292	513,649	(200,357)
Professional fees	856,997	420,434	436,563
Employee compensation	554,830	488,824	66,006
Directors and officers insurance	1,059,153	502,368	556,785
Other	331,954	123,966	207,988
Total general and administrative	3,116,226	2,049,241	1,066,985

Depreciation and amortization	140,770	302,587	(161,817)
Interest and other financial expenses	33,102	(58,905)	92,007
Interest income	(8,413)	(18,039)	9,626
Foreign exchange loss (gain)	(174,066)	103,618	(277,684)
Total expenses	8,392,416	5,127,724	3,264,692
Net loss	$(8,392,416)	$(5,127,724)	$(3,264,692)

Second Quarter Ended August 31, 2021

The net loss for the three-month period ended August 31, 2021 increased $3.26 million to $8.39 million, as compared to the net loss for the three-month period ended August 31, 2020 which was $5.13 million. The increase is primarily due to increased research and development expenses of $2.54 million and increased general and administrative expenses of $1.07 million, offset by a lower foreign exchange loss of $0.28 million and a decrease in depreciation and amortization expenses of $0.16 million.

The $2.54 million increase in research and development for the three-month period ended August 31, 2021 was primarily attributable to the following:

•

$2.49 million increase in purchases of research and development machinery and equipment. Starting in Q3 of fiscal 2021, the Company expensed machinery and equipment in accordance with ASC 730, Research and Development Costs, and no longer capitalized these costs. The timing of this accounting treatment is related to management’s decision to convert our pilot plant to a small-scale production facility for brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities;

•	$0.39 million increase in employee compensation expenses; and
•	$0.12 million increase in plant and laboratory operating expenses.

These increases are offset by a $0.39 million decrease in external engineering expenses as a larger proportion of ongoing design work for our Infinite Loop™ manufacturing process was performed by our in-house engineering team during the three months ended August 31, 2021.

The $1.07 million increase in general and administrative expenses for the three-month period ended August 31, 2021 was primarily attributable to the following:

•	$0.56 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance renewal costs; and
•

$0.44 million increase in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings”.

The $0.16 million decrease in depreciation and amortization expenses for the three-month period ended August 31, 2021 is mainly attributable to the write-down of machinery and equipment assets related to the decision in the third quarter of fiscal 2021 to dedicate the small-scale production facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities. Although the machinery and equipment will continue to be utilized at our small-scale production facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the small-scale production facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

Six Months Ended August 31, 2021

The following table summarizes our operating results for the six-month periods ended August 31, 2021 and 2020, in U.S. Dollars.

	Six months ended August 31,
	2021	2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	790,072	704,289	85,783
External engineering	3,454,829	1,017,049	2,437,780
Employee compensation	2,788,744	1,175,428	1,613,316
Machinery and equipment expenditures	5,108,125	-	5,108,125
Plant and laboratory operating expenses	1,398,510	870,497	528,013
Other	382,352	462,547	(80,195)
Total research and development	13,922,632	4,229,810	9,692,822

General and administrative
Stock-based compensation	(70,338)	1,173,466	(1,243,804)
Professional fees	2,488,447	642,131	1,846,316
Employee compensation	1,399,865	971,859	428,006
Directors and officers insurance	1,927,799	975,941	951,858
Other	531,024	238,926	292,098
Total general and administrative	6,276,797	4,002,323	2,274,474

Depreciation and amortization	272,770	558,561	(285,791)
Interest and other financial expenses	63,689	67,871	(4,182)
Interest income	(18,174)	(58,386)	40,212
Foreign exchange loss	32,066	180,259	(148,193)
Total expenses	20,549,780	8,980,438	11,569,342
Net loss	$(20,549,780)	$(8,980,438)	$(11,569,342)

The net loss for the six-month period ended August 31, 2021 increased $11.57 million to $20.55 million, as compared to the net loss for the six-month period ended August 31, 2020 which was $8.98 million. The increase is primarily due to increased research and development expenses of $9.69 million and increased general and administrative expenses of $2.27 million, offset by lower depreciation and amortization expenses of $0.29 million and a decrease in foreign exchange loss of $0.15 million.

The $9.69 million increase in research and development for the six-month period ended August 31, 2021 was primarily attributable to the following:

•

$5.11 million increase in purchases of research and development machinery and equipment. Starting in Q3 of fiscal 2021, the Company expensed research and development machinery and equipment in accordance with ASC 730, Research and Development Costs, and no longer capitalized these costs. The timing of this accounting treatment is related to management’s decision to convert our pilot plant to a small-scale production facility for brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities;

•	$2.44 million increase in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process;
•	$1.61 million increase in employee compensation expenses; and
•	$0.53 million increase in plant and laboratory operating expenses.

The $2.27 million increase in general and administrative expenses for the six-month period ended August 31, 2021 was primarily attributable to the following:

•

$1.85 million increase in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings”;

•	$0.95 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance renewal costs; and
•	$0.43 million increase in employee compensation expenses.

The listed increases in general and administrative expenses were partially offset by lower stock-based compensation expenses of $1.04 million which are mainly due to forfeitures of RSUs recorded in the six-month period ended August 31, 2021 for a total of $0.94 million.

The $0.29 million decrease in depreciation and amortization expenses for the six-month period ended August 31, 2021 is mainly attributable to the write-down of machinery and equipment assets related to the decision in the third quarter of fiscal 2021 to dedicate the small-scale production facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities. Although the machinery and equipment will continue to be utilized at our small-scale production facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the small-scale production facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are a development stage company with no revenues, and our ongoing operations and commercialization plans have been financed primarily by raising new equity capital. To date, we have been successful in raising capital to finance our ongoing operations. As at August 31, 2021, we had cash and cash equivalents on hand of $65.56 million. Management actively monitors the Company’s cash balance and short term cash commitments to ensure current operations are funded.

As part of our strategic partnership with SKGC, SKGC purchased 4,714,813 new treasury common shares of Loop at a price of $12 per share, for total consideration of $56.5 million. The strategic equity investment closed on July 29, 2021. SKGC was also granted options to acquire an additional 461,298 common shares at $11 per share within the next 12 months, 4,714,813 common shares at a price of $15 per share, within the next 3 years, and a further 2,357,407 shares at $20 per share, conditional upon the timing of construction of the first Asian manufacturing facility.

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $65.56 million, our liquidity position may change and is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. Management believes that the Company has sufficient financial resources to fund committed operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the August 31, 2021 consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

We have a short-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our small-scale production facility, research and development center and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,109,614 (CDN$1,400,000) 20-year term installment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,623 (CDN$5,833) plus interest, until January 2022, at which time it will be subject to renewal. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility equal to 63.45% of all eligible expenses incurred for the expansion of its small-scale production facility up to a maximum of $3,645,875 (CDN$4,600,000). We received the first disbursement in the amount of $1,750,998 (CDN$2,209,234) on February 21, 2020 and the second disbursement in the amount of $1,894,877 (CDN$2,390,766) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $364,587 (CDN$460,000). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six months ended August 31, 2021 and 2020 was as follows:

	Six Months Ended August 31,
	2021	2020
Net cash used in operating activities	$(22,400,420)	$(7,455,787)
Net cash used in investing activities	(5,101,573)	(2,232,238)
Net cash from (used by) financing activities	57,954,883	(26,836)
Effect of exchange rate changes on cash	(113,479)	125,433
Net (decrease) increase in cash	$30,339,411	$(10,589,428)

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2021, we used $22.4 million in operations compared to $7.46 million during the six-month period ended August 31, 2020. The increase over each year is mainly due to increased spending on upgrades to the small-scale production facility, engineering and operating expenses as we advance on commercialization activities of Loop’s technology and D&O insurance payments in the amount of $1.9 million. As discussed above in the Results of Operations, the main increases in expenses were engineering fees, research and development machinery and equipment, employee compensation and professional fees.

Net Cash Used in Investing Activities

During the six months ended August 31, 2021, the Company made investments of $5.10 million in property, plant and equipment as compared to $2.32 million for the six months ended August 31, 2020, primarily in connection with the purchase for $4.82 million of a parcel of Land in Bécancour, Québec for the construction of our first Infinite Loop™ manufacturing facility. The size of this parcel of land exceeds that needed for the construction of the Infinite Loop™ manufacturing facility and a portion of the land is therefore available for sale. For additional information on the land held for sale, please refer to Note 5 of the attached condensed consolidated financial statements. During the six months ended August 31, 2021, the Company made investments in intangible assets of $0.1 million, particularly in its patent technology in the United States and around the world.

During the six months ended August 31, 2020, the Company made investments of $1.12 million in property, plant and equipment as compared to $1.20 million for the six months ended August 31, 2019, primarily in connection with the upgrade of its small-scale production facility. Additionally, the Company made deposits on equipment of $1.31 million as at August 31, 2020. During the six months ended August 31, 2020, the Company made investments in intangible assets of $0.16 million as compared to $0.08 million for the six months ended August 31, 2019, particularly in its GEN II patent technology in the United States and around the world. During the six months ended August 31, 2020, the Company also made an additional contribution of $0.65 million to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash (Used) Provided by Financing Activities

During the quarter ended August 31, 2021, we raised $56.5 million through a private offering of common stock, together with warrants, in the net amount of $56.1 million. We also made payments totaling $0.03 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our small-scale production facility, research and development center and executive offices.

On August 26, 2021, we received $1,894,877 (CDN$2,390,766) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of our pilot plant. There is a moratorium on both capital and interest repayments until February 2023.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2021.

B. Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the three-month period ended August 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEC Investigation

As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 16, 2020, on October 15, 2020, we received a subpoena from the SEC requesting certain information from us, including information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. Prior to its receipt, there had been no previous communication between us and the SEC on this issue. The SEC informed us that its investigation does not mean that the SEC has concluded that anyone has violated the law and that the investigation does not mean that the SEC has a negative opinion of us. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on June 1, 2021. No material changes to such risk factors have occurred during the six months ended August 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed further in Note 13 to the financial statements included in this Quarterly Report, in connection with the strategic partnership with SKGC, on July 29, 2021, we issued 4,714,813 shares of our common stock and warrants to purchase 7,533,518 shares of our common stock SK geo centric Co., Ltd. (formerly known as SK global chemical Co. Ltd.).

As discussed further in Note 11 to the financial statements included in this Quarterly Report, in connection with the Investissement Québec financing facility, on August 26, 2021, we issued a warrant to purchase 17,180 shares of our common stock to Investissement Québec.

On May 12, 2020, we issued to a service provider a warrant to acquire 25,000 shares of common stock at a strike price of $9.43 per share.

Each issuance listed above was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Amendment to Joint Venture Agreements dated June 18, 2021 by and between the Company, Indorama Ventures Holdings LP and other parties thereto	10-Q	000-54768	July 15, 2021	10.1
10.2	Securities Purchase Agreement dated June 22, 2021 by and between SK Global Chemical Co. LTD.	10-Q	000-54768	July 15, 2021	10.2
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 8, 2019	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 14, 2021	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 14, 2021	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

