Form 10-Q
period 2021-11-30
Loop Industries, Inc.
filed 2022-01-11
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

As at January 10, 2022, there were 47,388,056 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

 LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Nine months ended November 30, 2021

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2021	February 28, 2021

Assets
Current assets
Cash and cash equivalents	$54,860,046	$35,221,951
Sales tax, tax credits and other receivables (Note 3)	825,384	1,763,835
Prepaid expenses and deposits (Note 4)	1,989,970	609,782
Assets held for sale (Note 5)	3,364,374	-
Total current assets	61,039,774	37,595,568
Investment in joint venture (Note 10)	1,500,000	1,500,000
Property, plant and equipment, net (Note 6)	5,540,679	3,513,051
Intangible assets, net (Note 7)	1,081,447	794,894
Total assets	$69,161,900	$43,403,513

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$5,422,386	$8,124,865
Current portion of long-term debt (Note 11)	889,228	938,116
Total current liabilities	6,311,614	9,062,981
Long-term debt (Note 11)	3,315,345	1,516,008
Total liabilities	9,626,959	10,578,989

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001: 250,000,000 shares authorized; 47,388,056 shares issued and outstanding (February 28, 2021 – 42,413,691) (Note 13)	4,740	4,242
Additional paid-in capital	149,734,659	113,662,677
Additional paid-in capital – Warrants (Note 18)	30,272,496	8,826,165
Accumulated deficit	(120,309,993)	(89,661,970)
Accumulated other comprehensive loss	(166,961)	(6,590)
Total stockholders' equity	59,534,941	32,824,524
Total liabilities and stockholders' equity	$69,161,900	$43,403,513

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Expenses
Research and development (Note 14)	6,835,304	6,274,283	20,757,937	10,504,093
General and administrative (Note 15)	3,091,255	2,724,016	9,368,052	6,726,339
Write-down and impairment of property, plant and equipment	-	5,034,606	-	5,043,120
Depreciation and amortization (Notes 6 and 7)	135,035	104,307	407,806	654,354
Interest expense and other financial (income) expenses (Note 19)	49,655	(41,855)	113,344	26,016
Interest income	(23,654)	(20,008)	(41,828)	(78,394)
Foreign exchange loss (gain)	10,648	95,644	42,712	275,903
Total expenses	10,098,243	14,170,993	30,648,023	23,151,431

Net Loss	(10,098,243)	(14,170,993)	(30,648,023)	(23,151,431)

Other comprehensive income (loss)
Foreign currency translation adjustment	(13,473)	66,170	(160,371)	298,570
Comprehensive loss	$(10,111,716)	$(14,104,823)	$(30,808,394)	$(22,852,861)

Loss per share
Basic and Diluted	$(0.21)	$(0.34)	$(0.69)	$(0.57)

Weighted average common shares outstanding
Basic and Diluted	47,264,646	41,715,806	44,600,557	40,515,885

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended November 30, 2020
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, August 31, 2020	39,935,210	$3,994	1	$-	$84,172,723	$9,870,241	$(62,297,485)	$(156,049)	$31,593,424
Issuance of common shares for cash, net of share issuance costs (Note 13)	2,087,000	209	-	-	24,996,419	-	-	-	24,996,628
Issuance of shares upon exercise of warrants (Note 18)	190,529	19	-	-	2,046,854	(394,245)	-	-	1,652,628
Issuance of shares upon the vesting of restricted stock units (Note 16)	200,000	20	-	-	(20)	-	-	-	-
Stock options granted for services (Note 16)	-	-	-	-	551,720	-	-	-	551,720
Restricted stock units issued for services (Note 16)	-	-	-	-	345,274	-	-	-	345,274
Foreign currency translation	-	-	-	-	-	-	-	66,170	66,170
Net loss	-	-	-	-	-	-	(14,170,993)	-	(14,170,993)
Balance, November 30, 2020	42,412,739	$4,242	1	$-	$112,112,970	$9,475,996	$(76,468,478)	$(89,879)	$45,034,851

	Three Months Ended November 30, 2021
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, August 31, 2021	47,160,164	$4,717	1	$-	$149,008,231	$30,356,938	$(110,211,750)	$(153,488)	$69,004,648
Issuance of shares upon the vesting of restricted stock units (Note 16)	200,000	20	-	-	(20)	-	-	-	-
Issuance of shares upon exercise of warrants (Note 18)	11,666	1	-	-	84,441	(84,442)	-	-	-
Issuance of shares upon exercise of options (Note 16)	16,226	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	311,004	-	-	-	311,004
Restricted stock units issued for services (Note 16)	-	-	-	-	331,005	-	-	-	331,005
Foreign currency translation	-	-	-	-	-	-	-	(13,473)	(13,473)
Net loss	-	-	-	-	-	-	(10,098,243)	-	(10,098,243)
Balance, November 30, 2021	47,388,056	$4,740	1	$-	$149,734,659	$30,272,496	$(120,309,993)	$(166,961)	$59,534,941

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended November 30, 2020
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$(53,317,047)	$(388,449)	$38,463,708
Issuance of common shares for cash, net of share issuance costs (Note 13)	2,087,000	209	-	-	24,996,419	-	-	-	24,996,628
Issuance of shares upon exercise of warrants (Note 16)	190,529	19	-	-	2,046,853	(394,245)	-	-	1,652,627
Warrant issued for services (Note 18)	-	-	-	-	-	84,442	-	-	84,442
Issuance of shares upon the vesting of restricted stock units (Note 16)	224,436	22	-	-	(22)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	1,662,155	-	-	-	1,662,155
Restricted stock units issued for services (Note 16)	-	-	-	-	1,028,152	-	-	-	1,028,152
Foreign currency translation	-	-	-	-	-	-	-	298,570	298,570
Net loss	-	-	-	-	-	-	(23,151,431)	-	(23,151,431)
Balance, November 30, 2020	42,412,739	$4,242	1	$-	$112,112,970	$9,475,996	$(76,468,478)	$(89,879)	$45,034,851

	Nine Months Ended November 30, 2021
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524
Issuance of common shares and warrants for cash, net of share issuance costs (Note 13)	4,714,813	471	-	-	34,625,823	21,461,450	-	-	56,087,744
Issuance of warrants for financing facility (Notes 11 and 18)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Note 16)	231,660	24	-	-	(24)	-	-	-	-
Issuance of shares upon exercise of warrants (Note 16)	11,666	1	-	-	84,441	(84,442)	-	-	-
Issuance of shares upon exercise of options (Note 16)	16,226	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	1,203,975	-	-	-	1,203,975
Restricted stock units issued for services (Note 16)	-	-	-	-	157,769	-	-	-	157,769
Foreign currency translation	-	-	-	-	-	-	-	(160,371)	(160,371)
Net loss	-	-	-	-	-	-	(30,648,023)	-	(30,648,023)
Balance, November 30, 2021	47,388,056	$4,740	1	$-	$149,734,659	$30,272,496	$(120,309,993)	$(166,961)	$59,534,941

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(30,648,023)	$(23,151,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	407,806	654,354
Stock-based compensation expense (Note 16)	1,361,744	2,774,749
Write-down and impairment of property, plant and equipment	-	5,043,120
Accretion and accrued interest expenses (Note 19)	82,393	56,259
Loss (gain) on revaluation of foreign exchange contracts (Note 19)	-	(58,945)
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	948,328	(477,855)
Prepaid expenses (Note 4)	(1,394,272)	(1,075,291)
Accounts payable and accrued liabilities (Note 9)	(3,587,932)	1,690,789
Net cash used in operating activities	(32,829,956)	(14,544,251)

Cash Flows from Investing Activities
Investment in joint venture (Note 10)	-	(650,000)
Additions to property, plant and equipment (Notes 5 and 6)	(5,022,255)	(1,580,795)
Additions to intangible assets (Note 7)	(348,017)	(155,798)
Net cash used in investing activities	(5,370,272)	(2,386,593)

Cash Flows from Financing Activities
Proceeds from sale of common shares and warrants, and exercise of warrants, net of share issuance costs (Note 13)	56,087,746	26,649,253
Proceeds from issuance of long-term debt (Note 11)	1,868,954	-
Repayment of long-term debt (Note 11)	(41,041)	(32,781)
Net cash (used) provided by financing activities	57,915,659	26,616,472

Effect of exchange rate changes	(77,336)	210,516
Net increase (decrease) in cash	19,638,095	9,896,144
Cash, beginning of period	35,221,951	33,717,671
Cash, end of period	$54,860,046	$43,613,815

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$30,506	$28,613
Interest received	$23,654	$78,394

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine Months Ended November 30, 2021 and 2020

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  The Company, Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop Industries,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber. The Company is currently in the development stage with no revenues.  The Company is in the process of pursuing the construction of Infinite Loop™ commercial scale facilities in Québec, Canada, and with strategic partners in Europe and South Korea. Additionally, the company has a joint venture to pursue the retrofitting of existing fossil fuel PET polymerization facilities with its recycling technology.

Risks and uncertainties

Our ability to implement our business plan and generate future operating revenues depends in part on whether we can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs. We have committed a portion of our cash on hand for certain long lead equipment in connection with the Bécancour project. We expect to enter into additional commitments to move the project ahead within our targeted construction timeframes. However, there is a risk that we may not be able to attract additional financing through debt or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our ability to execute our business plan.

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and nine-month periods ended November 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2022, or for any other period.

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

Although the Company continues to monitor the situation and may adjust the Company’s current policies as more information and public health guidance continues to evolve, the COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to assess whether there will be further impact on the development and commercialization of the Company’s technology which could have a material adverse effect on the Company’s results of operations and cash flows.

Stock‑based compensation

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

Research and development expenses

Research and development expenses relate primarily to process development and design, testing of preproduction samples, purchases of machinery and equipment for the small-scale Terrebonne production facility (the “Terrebonne Facility”), compensation, and consulting fees, and are expensed as incurred. Total research and development expenses recorded during the nine-month periods ended November 30, 2021 and 2020 amounted to $20,757,937 and $10,504,093, respectively, and are net of government research and development tax credits and government grants from the federal and provincial taxation authorities accrued and recorded based on qualifying expenditures incurred during the fiscal periods.

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

For the nine-month periods ended November 30, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2021, the potentially dilutive securities consisted of 1,570,000 outstanding stock options (2020 – 1,587,081), 4,014,928 outstanding restricted stock units (2020 – 4,171,609), and 11,659,418 outstanding warrants (2020 – 4,693,802).

Recently issued accounting pronouncements not yet adopted

In November 2021, the FASB issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance”. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, (3) significant terms and conditions of the transactions, including commitments and contingencies. This update is effective for fiscal years beginning after December 15, 2021. We do not expect this accounting guidance to materially impact our results of operations or financial position.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at November 30, 2021 and February 28, 2021 were as follows:

	November 30, 2021	February 28, 2021
Sales tax	$502,180	$1,155,504
Research and development tax credits	208,256	435,467
Other receivables	114,948	172,864
	$825,384	$1,763,835

In the nine-month period ended November 30, 2021, the Company received 327,429 (2021 – nil) reimbursable research and development tax credits in cash.

4. Prepaid Expenses and Deposits

Prepaid expenses and deposits as at November 30, 2021 and February 28, 2021 were as follows:

	November 30, 2021	February 28, 2021
Cash deposits on machinery and equipment	$739,863	$379,395
Insurance	1,073,650	-
Other	176,457	230,387
	$1,989,970	$609,782

The Company has paid $739,863 of non-refundable cash deposits on machinery and equipment, $638,273 of which will be used in connection with the Terrebonne Facility in research and development activities will be expensed, and classified as research and development expenses, in the period the equipment is received. The Company also made $101,590 of non-refundable cash deposits on machinery and equipment that will be used in connection with the construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec which will be expensed in the period the equipment is received.

5. Asset held for sale

On May 27, 2021, we acquired land in Bécancour, Québec for cash of $4.8 million (CDN $5.9 million). The site is part of our planning for an Infinite Loop™ manufacturing facility. We are using a portion of the land in connection with the construction of our Infinite Loop™ manufacturing facility and selling the excess land. The portion of the land we are committed to selling meets all criteria under ASC 360 Property, plant and equipment to be classified as an asset held for sale.

The total purchase cost of the land has been allocated between the portion of land held for sale and the land being used for the Infinite Loop™ manufacturing facility based on surface area.

Description	Balance sheet line item	Cost
Land held for sale	Assets held for sale	$3,364,373
Infinite Loop™ manufacturing facility	Property, plant and equipment, net	1,391,556
		$4,755,929

6. Property, Plant and Equipment

Property, plant and equipment as at November 30, 2021 and February 28, 2021 were as follows:

	As at November 30, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,939,801	$(248,333)	$1,691,468
Land	1,632,003	-	1,632,003
Building and Land Improvements	2,797,984	(754,713)	2,043,271
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	294,146	(120,209)	173,937
	$13,178,186	$(7,637,507)	$5,540,679

	As at February 28, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,954,345	$(201,589)	$1,752,756
Land	241,578	-	241,578
Building and Land Improvements	1,804,872	(474,114)	1,330,758
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	292,946	(104,987)	187,959
	$10,807,993	$(7,294,942)	$3,513,051

On May 27, 2021, the Company acquired a parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The Company is using a portion of the property for the construction of a commercial facility to manufacture Loop™ branded PET resin using its Infinite Loop™ technology. The excess land is classified as asset held for sale, as described in Note 5.

During the three-month period ended November 30, 2021, the Company incurred civil construction costs of $902,325 for site preparation on the Bécancour land for the planned commercial facility.

Depreciation expense for the three- and nine-month periods ended November 30, 2021 amounted to $114,799 and $351,589, respectively (2020– $93,006 and $624,189, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

7. Intangible Assets

Intangible assets as at November 30, 2021 and February 28, 2021 were $1,081,447and $794,894, respectively.

During the nine-months periods ended November 30, 2021 and 2020, we made additions to intangible assets of $348,017 and $452,758, respectively.

Amortization expense for the three- and nine-month periods ended November 30, 2021 amounted to $20,236 and $56,216, respectively (2020 - $11,301 and $30,165, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

8. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilitiy, being long-term debt as at November 30, 2021 and February 28, 2021:

	Fair Value as at November 30, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments carried at amortized cost:
Long-term debt	$4,204,573	$4,219,305	Level 2

	Fair Value at February 28, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Instruments carried at amortized cost:
Long-term debt	$2,454,123	$2,464,540	Level 2

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2021 and February 28, 2021 were as follows:

	November 30, 2021	February 28, 2021
Trade accounts payable	$2,513,404	$5,082,736
Accrued construction costs	902,325	-
Accrued employee compensation	1,187,977	970,154
Accrued engineering fees	312,155	535,359
Accrued professional fees	288,966	1,270,628
Other accrued liabilities	217,559	265,988
	$5,422,386	$8,124,865

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

Under the Joint Venture Agreement, Indorama Ventures is contributing manufacturing knowledge and Loop Industries is required to contribute its proprietary technology.  Specifically, the Company is contributing an exclusive worldwide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to November 30, 2021 and, as at November 30, 2021, the carrying value of the equity investment was $1,500,000, which is the total of the cash contributions we have made to ILT. During the nine-month period ended November 30, 2021, we made no contributions to ILT (2020 – $650,000). These contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which have been capitalized in ILT.

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

•	limit the scope of the Indorama Joint Venture Company’s permitted marketing rights under the Marketing Agreement to North America and Europe.

11. Long‑Term Debt

	November 30, 2021	February 28, 2021
Investissement Québec financing facility :
Principal amount	$3,595,998	$1,741,612
Unamortized discount	(366,219)	(268,192)
Accrued interest	85,566	42,588
Total Investissement Québec financing facility	3,315,345	1,516,008
Term loan
Principal amount	889,228	938,116
Less: current portion	(889,228)	(938,116)
Total term loan, net of current portion	-	-
Long-term debt, net of current portion	$3,315,345	$1,516,008

Investissement Québec financing facility

On February 21, 2020, the Company received $1,727,043 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,595,998 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $35,960 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

On August 26, 2021, the Company received $1,868,954 (CDN$2,390,766) from Investissement Québec as the second disbursement of the Financing Facility, the balance of the total amount available under the Financing Facility. The second disbursement bears the same interest rate and repayment terms as the first disbursement. The Company established the fair value of the loan for the first disbursement at $1,750,395 based on a discount rate of 3.95%, which reflected a debt discount of $139,390. The discount rate used was based on the external financing from a Canadian bank. There were no fees associated with the second disbursement. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded interest expense on the Investissement Québec loan for the three- and nine-month periods ended November 30, 2021 in the amount of $21,704 and $44,098 respectively (2020 – $10,003 and $28,816) and an accretion expense of $16,723 and $38,295 respectively (2020 – $9,387 and $27,045).

The Company also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $359,600 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection with the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. In connection with the second disbursement of the Financing Facility, the Company issued a warrant (“Second Disbursement Warrant”) to acquire 17,180 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $69,323 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First and Second Disbursement Warrants remain outstanding as at November 30, 2021.

Term loan

On January 24, 2018, the Company obtained a $1,109,614 (CDN$1,400,000) 20-year term installment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,560 (CDN$5,833) plus interest, maturing in January 2022. It includes an option allowing for the prepayment of the Loan without penalty. During the three- and nine-month periods ended November 30, 2021, we repaid $13,680 and $41,041 respectively (2020 – $13,497 and $32,781) on the principal balance of the Loan and interest paid amounted to $11,010 and $30,506 and (2020 – $9,172 and $29,102). The terms of the credit facility require the Company to comply with certain financial covenants. As at November 30, 2021 and 2020, the Company was in compliance with its financial covenants.

Principal repayments due on the Company’s long-term debt over the next five years are as follows:

Years ending	Amount
February 28, 2022	$889,228
February 28, 2023	-
February 29, 2024	513,705
February 28, 2025	513,705
February 28, 2026	513,705
Thereafter	2,054,881
Total	$4,485,224

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

During the quarters ended November 30, 2021 and 2020, no outstanding milestones were probable of being met based on the authoritative guidance provided by the FASB and, accordingly, the Company did not record any additional compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

13. Stockholders’ Equity

Common Stock

For the nine months ended November 30, 2021	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	231,660	24
Issuance of shares for cash	4,714,813	471
Issuance of shares upon exercise of warrants	11,666	1
Issuance of shares upon exercise of options	16,226	2
Balance, November 30, 2021	47,388,056	$4,740

For the nine months ended November 30, 2020	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares for cash	2,087,000	209
Issuance of shares upon the exercise of warrants	190,529	19
Issuance of shares upon settlement of restricted stock units	224,436	22
Balance, November 30, 2020	42,412,739	$4,242

During the nine months ended November 30, 2021, the Company recorded the following common stock transactions:

(i)	The Company issued 231,660 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 4,714,813 shares of its common stock, with warrants, at an aggregate offering price of $12.00 per share for total gross proceeds of $56,577,756 and net proceeds of $56,084,304.
(iii)	The Company issued 11,666 shares of its common stock upon the exercise of a warrant.
(iv)	The Company issued 16,226 shares of its common stock upon the exercise of stock options.

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

After the closing of the SKGC Investment, the Purchaser owns approximately 10.0% of the issued and outstanding Common Stock as of that date.

14. Research and Development Expenses

Research and development expenses for the three-month periods ended November 30, 2021 and 2020 were as follows:

	November 30, 2021	November 30, 2020
Machinery and equipment expenditures	$2,599,758	$2,325,540
Employee compensation	1,786,765	1,214,434
External engineering	1,585,512	2,224,910
Plant and laboratory operating expenses	665,893	515,395
Other	197,376	(5,996)
	$6,835,304	$6,274,283

Research and development expenses for the nine-month periods ended November 30, 2021 and 2020 were as follows:

	November 30, 2021	November 30, 2020
Machinery and equipment expenditures	$7,707,882	$2,325,540
Employee compensation	5,365,581	3,094,151
External engineering	5,040,342	3,241,959
Plant and laboratory operating expenses	2,064,403	1,385,892
Other	579,729	456,551
	$20,757,937	$10,504,093

During the nine-month period ended November 30, 2021, we recorded reimbursable research and development tax credits of $54,911 as a reduction of research and development expenses and an expense of $151,379 in the nine-month period ended November 30, 2020. The expense in the nine-month period ended November 30, 2020 was due to a revision of research and development tax credits by Canadian tax authorities. During the nine-month period ended November 30, 2021, we recorded no government grants as a reduction of research and development expenses (2020 – $200,738).

15. General and Administrative Expenses

General and administrative expenses for the three-month periods ended November 30, 2021 and 2020 were as follows:

	November 30, 2021	November 30, 2020
Professional fees	$650,164	$1,164,004
Employee compensation	1,028,242	945,889
Insurance	1,193,554	480,013
Other	219,295	134,110
	$3,091,255	$2,724,016

General and administrative expenses for the nine-month periods ended November 30, 2021 and 2020 were as follows:

	November 30, 2021	November 30, 2020
Professional fees	$3,138,611	$1,806,134
Employee compensation(1)	2,357,769	3,091,214
Insurance	3,121,353	1,455,954
Other	750,319	373,037
	$9,368,052	$6,726,339

(1)

Includes stock-based compensation expense. In the nine-month period ended November 30, 2021, the Company recorded RSU forfeitures for an amount of $935,837 (2020 – $4,005) as a net reversal of stock-based compensation.

16.  Share-based Payments

Stock Options

During the three-month period ended November 30, 2021, the Company granted no stock options (2020 – nil), 17,081 options were exercised with a weighted average exercise price of $0.80 (2020 – nil), no stock options were forfeited (2020 – nil) and no stock options expired (2020 – nil).

During the nine-month period ended November 30, 2021, the Company granted no stock options (2020 – nil), 17,081 options were exercised with a weighted average exercise price of $0.80 (2020 – nil), no stock options were forfeited (2020 – nil) and no stock options expired (2020 – nil).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three- and nine-month periods ended November 30, 2021 and 2020.

The total number of stock options outstanding as at November 30, 2021 was 1,570,000 (2020 – 1,587,081) with a weighted average exercise price of $6.87 (2020 - $6.81), of which 1,286,667 were exercisable (2020 – 986,248) with a weighted average exercise price of $7.48 (2020 – $8.18).

During the three-month periods ended November 30, 2021 and 2020, stock-based compensation expense attributable to stock options amounted to $311,004 and $551,720, respectively, and is included in operating expenses.

During the nine-month periods ended November 30, 2021 and 2020, stock-based compensation expense attributable to stock options amounted to $1,203,975 and $1,662,155, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended November 30, 2021, the Company granted 62,638 restricted stock units (“RSUs”) (2020 – 57,859) with a weighted average fair value of $13.64 (2020 – $12.96), settled 200,000 RSUs (2020 – 200,000) with a weighted average fair value of $0.80 (2020 – $0.80) and 17,988 RSUs were forfeited (2020 – nil) with a weighted average fair value of $8.73 (2020 – nil).

During the nine-month period ended November 30, 2021, the Company granted 349,580 restricted stock units (“RSUs”) (2020 – 180,232) with a weighted average fair value of $10.16 (2020 – $10.18), settled 231,660 RSUs (2020 – 224,436) with a weighted average fair value of $1.90 (2020 – $1.78) and 313,512 RSUs were forfeited (2020 – 2,989) with a weighted average fair value of $7.97 (2020 – $8.78).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at November 30, 2021 was 4,014,928 (2020 – 4,171,609), of which 525,313 were vested (2020 – 691,327).

During the three-month periods ended November 30, 2021 and 2020, stock-based compensation attributable to RSUs amounted to $331,005 and $345,274, respectively, and is included in operating expenses.

During the nine-month periods ended November 30, 2021 and 2020, stock-based compensation attributable to RSUs amounted to $157,769 and $1,028,152, respectively, and is included in operating expenses. During the nine-month period ended November 30, 2021, the Company recorded a reversal of expenses for forfeitures for a total of $963,022 (2020 – $4,005).

Stock-Based Compensation Expenses

During the three-month periods ended November 30, 2021 and 2020, stock-based compensation included in research and development expenses amounted to $362,435 and $350,393, respectively, and in general and administrative expenses amounted to $279,574 and $546,601, respectively.

During the nine-month periods ended November 30, 2021 and 2020, stock-based compensation included in research and development expenses amounted to $1,152,506 and $1,054,682, respectively, and in general and administrative expenses amounted to $209,236 and $1,720,067, respectively. Stock-based compensation included in general and administrative expenses in the nine-month period ended November 30, 2021 includes reversal of expenses for forfeitures for a total of $935,837 (2020 – $4,005).

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the nine-month periods ended November 30, 2021 and 2020:

	2021	2020
	Number of units	Number of units
Outstanding, beginning of period	1,083,412	1,300,518
Share reserve increase	-	-
Units granted	(349,580)	(183,621)
Units forfeited	313,512	2,989
Units expired	-	-
Outstanding, end of period	1,047,344	1,119,886

18. Warrants

During the nine-month period ended November 30, 2021, the Company issued warrants to purchase 7,550,698 shares of our common stock. 25,000 warrants were exercised with a weighted average exercise price of $9.43 and no warrants were forfeited, nor expired in the nine-month period ended November 30, 2021. The table below summarizes the warrants granted during the nine-month period ended November 30, 2021:

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

19. Interest and Other Finance Costs

Interest and other finance costs for the three-month periods ended November 30, 2021 and 2020 are as follows:

	2021	2020
Interest on long-term debt	$32,718	$19,185
Accretion expense	16,937	9,387
Loss (gain) on revaluation of foreign exchange contracts	-	(70,427)
	$49,655	$(41,855)

Interest and other finance costs for the nine-month periods ended November 30, 2021 and 2020 are as follows:

	2021	2020
Interest on long-term debt	$74,832	$57,917
Accretion expense	38,512	27,044
Loss (gain) on revaluation of foreign exchange contracts	-	(58,945)
	$113,344	$26,016

There were no foreign exchange contracts outstanding as of November 30, 2021.

20. Commitments and Contingencies

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

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (“the Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleges that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff seeks unspecified damages stemming from losses he claims to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations. The authorization hearing is scheduled on February 24, 2022.

Management believes that these cases lack merit and intends to defend them vigorously. No amounts have been provided for in the consolidated financial statements with respect to these claims. Management has not yet determined what effect these lawsuits may have on its financial position or results of operations as they are still in the preliminary stages.

21. Subsequent event

Commitment to purchase of machinery and equipment

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8,546,000 over the next 13 months, subject to various terms and conditions. Pursuant to the agreement, the Company has paid a cash deposit of $2,136,500.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our financial commitments, (vi) engineering, contracting and building our manufacturing facilities, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health-related concerns, such as the current outbreak of additional variants of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or recent class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

Introduction

Loop Industries is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin and polyester fiber suitable for use in food-grade packaging, thus enabling our customers to meet their sustainability objectives. Loop Industries is contributing to the global movement towards a circular economy by preventing plastic waste and recovering waste plastic for a more sustainable future for all.

Industry Background and Market Opportunity

The global annual market demand for PET plastic and polyester fiber will exceed $160 billion by 2022 as projected in the 2018 IHS Polymer Market Report.

We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, which has been characterized by facts provided by leading academic and not-for-profit organizations. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

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

•

In September 2021, PepsiCo stated 11 European markets are moving key Pepsi-branded products to 100% rPET bottles by 2022, and in the U.S., all Pepsi-branded products will be converted to 100% rPET bottles by 2030.;

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

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

•

In North America: Canada has announced a zero-plastic waste by 2030 goal and is targeting all plastic packaging contain 50% recycled content by 2030. A California law enacted on September 24, 2020 requires that plastic bottles contain at least 15% post-consumer resin by 2022, 25% by 2025 and 50% by 2030.

•

In Europe: starting January 2021, the European Union introduced a new tax of €800/ton on non-recycled plastic packaging. Effective 2022, a new £200/ton tax will apply in the UK to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic. France has a stated goals of 100% plastics recycled by 2025 and 77% of beverage bottles to be collected.

•	In Asia: South Korea targets reducing plastic waste by 20% and increase recycling rates from 54% to 70% by 2025 and 30% renewable plastic by 2030.

The growing regulatory environment combined with global consumer goods companies, apparel manufacturers, and retail brand commitments for 2025 and 2030 are expected to increase the demand for recycled PET (“rPET”)plastic further.

As explained by the International Bottled Water Association, currently, mechanical recycled PET plastic is produced principally through the conversion of bales of PET bottles. The materials have been collected and transported to a materials recovery facility (“MRF”), where they are sorted from other materials, baled, and sent to specific PET recycling facilities. The bales are broken and sorted to remove any non-PET materials. The PET is then ground and put through a separation process which separates the PET from the bottle cap and label materials. Clean PET flake is then further processed depending on its intended end market. It may become more highly refined PET pellet for new bottles or extruded into PET sheet for clamshells, trays, and cups. Recycled PET is also spun into fiber for carpet, clothing, fiber fill, or other materials.

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

We believe the commercialization plans of Loop™ PET resin and polyester fiber may provide the ideal solution for  global brands because Loop™ PET resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET resin and polyester fiber is virgin-quality suitable for use in food-grade packaging. That means consumer packaged goods companies will be able to choose to market packaging made from a 100% recycled Loop™ branded PET resin and polyester fiber.

Proprietary Technology and Intellectual Property

We believe the power of our technology lies in its ability to use post-industrial and post-consumer waste PET plastic and polyester fiber feedstocks, which could end up in landfills, rivers, oceans and natural areas, to create Loop™ PET resin. We believe our technology can deliver high-purity profitable virgin-quality, 100% recycled PET resin suitable for use in food-grade packaging and polyester fiber.

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

•	Lower energy usage during depolymerization and therefore reduced processing cost and lower GHG emissions relative to higher temperature processes;

•

Avoidance of side reactions with non-PET waste, which are inherent in waste PET feedstock streams, during depolymerization which may occur during higher temperature and higher pressure depolymerization processes. This allows for a simplified distillation purification process resulting in fewer, and more effective, steps to isolate the desired high purity DMT and MEG monomers suitable to produce virgin-quality PET required to meet food contact regulations as well as the quality and clarity requirements of global consumer product companies;

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

•

The GEN I technology portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, we also have issued patents in China, the Eurasian Patent Organization, Europe, Japan, India, the Gulf Cooperation Council, and various other countries, and pending patent applications in Canada, Japan, South Korea, and various other countries all expected to expire, if granted, on or around July 2036, not including any patent term extension.

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

o

A further additional aspect of the GEN II technology is the subject of a pending U.S. application. Internationally, we also have pending applications in Brazil and South Africa. Any patents that would ultimately grant from this application would be expected to expire on or around March 2040, not including any patent term extension.

o

Another further additional aspect of the GEN II technology is the subject of an allowed U.S. application, a granted Bangladesh application, a pending U.S. application, a pending International application, and pending applications in Canada, China, Korea, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, and various other countries. Any patents that would ultimately grant from these applications would be expected to expire on or around March 2040, if granted and not including any patent term extension.

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

Loop’s PET resin was subjected to independent testing by an external and certified laboratory, which confirmed the PET complies with FDA Regulation 21 CFR § 177.1630 on August 26, 2021, as well as EU Commission Regulation No 10/2011 on July 27, 2021. These results attest that Loop’s PET is safe for use in food-contact applications, including but not limited to bottled water, carbonated drinks and food trays. Demonstration of compliance with food-contact requirements follows the No Objection Letter (“NOL”) from the FDA previously granted to Loop in March 2021. The NOL confirms Loop’s monomers can produce rPET of a purity suitable for food-contact use, provided it meets the applicable requirements of Title 21 of the Code of Federal Regulations. The monomers used in the PET resin submitted for testing were produced at Loop’s small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”).

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

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years, we have seen major brands make significant commitments to close the loop on their plastic use in two ways; by transitioning their packaging to recyclable materials, like PET, and by incorporating more recycled content into their packaging. We believe Loop™ PET resin provides the ideal solution for these brands because it is recyclable and is made from 100% recycled PET waste and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging and polyester fiber.

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

We are pursuing amended supply agreements with existing customers and new agreements with additional customers that are located in North America, Europe, and Asia to sell the production volumes of our planned Infinite Loop™ commercial facilities.

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

Commercialization Strategy

Our objective is to achieve global expansion of the technology through a mix of fully owned facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement in Infinite Loop™ projects as a significant growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology. We are currently pursuing projects for future commercial production facilities in four regions: Canada, Europe, Asia and the U.S.

The Infinite Loop™ greenfield manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced from recycled content. The Infinite Loop™ technology is being engineered to support the commitment of global consumer brands to achieve a high level of recycled content in packaging. Infinite Loop™ facilities could be located near large urban centers, where more plastic is being consumed and therefore more waste plastic feedstock is likely available.

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

We entered into a know-how and engineering agreement (the “Chemtex Agreement”) with Chemtex Global Corporation (“Chemtex”) to license the PET resin and polyester fiber manufacturing know-how of INVISTA’s technology and licensing group, INVISTA Performance Technologies (IPT) (“INVISTA”). The INVISTA know-how will be used for the polymerization of DMT and MEG monomer output from Loop’s depolymerization technology, the result of which is Loop™ PET resin or polyester fiber made from 100% recycled content. The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We continue to focus on the completion of the Infinite Loop™ engineering design with an initial target capacity of up to 70,000 metric tons/year. Permitting, site and regulatory considerations may impact plant capacity for the various projects. The design includes the integration of our depolymerization technology with INVISTA’s polymerization technology in partnership with Worley. We intend to use this design when evaluating Infinite Loop™ facilities in various regions. Worley has completed the pre-feasibility engineering as part of the planning phase for an Infinite Loop™ manufacturing facility in the province of Québec. Worley are proceeding with the feasibility phase of engineering and may also play a role in the future design of larger capacity facilities.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering packaging or polyester fibers that are made with Loop co-branded, 100% recycled, virgin-quality PET or polyester fibers. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include pre-feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, logistics, and ramp up, among others.

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

SKGC owns approximately 10% of Loop’s common shares. In conjunction with the equity investment, Mr. Jonghyuk Lee, Vice President of SKGC’s Green Business Division, has been appointed to Loop’s Board of Directors. This appointment reflects SKGC’s strategic view of the importance of its investment in Loop, as part of its “Green for Better Life” global strategic vision.

As reported on July 8, 2021 SKGC signed a memorandum of understanding (“MOU”) with the city of Ulsan, South Korea to develop an industrial complex which is planned to include the first Infinite Loop™ manufacturing facility in Asia.

SK global chemical unveiled on August 31, 2021 its rebrand as SK geo centric, aligning with the company’s goal of transforming into a green company and focusing on eco-friendly products such as recyclable plastics. These announcements further reinforce  Loop’s alignment as an important strategic partner for SK geo centric, as we move to commercialize our technology in Asia.

Unveiling of New evian Loop Bottle

On September 20, 2021, Loop, in partnership with iconic global beverage brand evian, unveiled a new “evian Loop” prototype virgin-quality water bottle made from 100 percent recycled content. The monomers used to produce the evian Loop bottles were made at the Terrebonne Facility. Evian plans to begin selling water bottles made from Loop™ PET initially in South Korea during 2022, and subsequently in other global markets. The waste plastic used to produce these bottles include polyester fibers from carpets and clothing which are considered unrecyclable and destined for landfill and other natural environments. This initiative reflects evian’s commitment to its stated 2025 goals for circularity and 100% recycled content.

Loop continues to work toward new brand and market introductions with additional consumer goods brand companies.

Infinite Loop™ Bécancour, Québec

Our Infinite Loop™ Québec project is aligned with the Government of Canada’s announced zero plastic waste goal by 2030. We believe the project could be critical infrastructure for customers to meet their 2025 and 2030 sustainability commitments and will assist the Government of Canada with achieving its Canada-wide zero plastic waste target and any proposed additional requirements, such as the requirement that all plastic packaging in Canada containing at least 50% recycled content by 2030.

The Québec Project is currently contemplated as wholly-owned and operated by Loop Industries which allows us to commercialize near our innovation and engineering teams located in Terrebonne, Québec and avoid various COVID-19 restrictions on international travel.

We acquired the project site in Bécancour, Québec in May of 2021. During the quarter ended November 30, 2021, we initiated site preparation on the Bécancour, Québec project land for the planned Infinite Loop™ manufacturing facility. During the quarter, the Company invested $0.90 million in civil construction costs which included building access roads, landscaping and drainage to ready the site for full construction. We are currently in the process of negotiating and entering into commercial contracts for the acquisition and fabrication of long lead item equipment to develop the project. We have committed up to approximately $8.55 million in capital expenditures over the next 13 months for certain long lead item equipment to develop the Bécancour project, and expect to enter into additional commitments to move the project ahead within our targeted construction time frames.

We continue to work with existing and additional customers to sign definitive multi-year contracts for the Québec facility’s commercial output. We are exploring financing options to fully fund the project. Alternatives under exploration include incentive and financing programs supported by, or in partnership with, various levels of government.

The site offers attractive logistics being located on the St-Lawrence river and access to rail. The site size exceeds our project needs and we plan to sell a portion of the land to offset part of our project commitment.

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite Loop™ technology and the resource management expertise of Suez, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies for virgin quality PET resin made from 100 percent recycled content. Together with Suez, we are advancing the project with the priorities being site selection, feedstock sourcing and customer contracts. We are working with our partner on alignment of government support and finalizing the details of our site selection in Normandy, France in the near term.

Joint Venture with Indorama for Retrofit

In September 2018 we announced a joint venture with Indorama to retrofit certain PET manufacturing facilities. We entered into a Limited Liability Company Agreement between (the “LLC Agreement”), a Marketing Agreement (the “Marketing Agreement”) and a License Agreement (the “License Agreement”), with Indorama through our wholly-owned subsidiary Loop Innovations, LLC (“Loop Innovations”). Each company has 50/50 equity interest in the joint venture. We are contributing to the 50/50 joint venture an exclusive worldwide royalty-free license to use our proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. In 2019, the joint venture decided to increase the capacity of the planned Spartanburg, South Carolina plant due to customer demand to 40,000 metric tons per year from the initially planned 20,700 metric tons per year.

The joint venture made a decision over the summer of 2020 that due to the COVID-19 pandemic it would temporarily delay work on the project. Since then, no expenditures have been incurred by the joint venture. Both joint venture partners currently remain committed to the project and we continue to discuss the project timetable.

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

Terrebonne Facility

As part of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we enhanced our Terrebonne, Québec pilot plant to become an Infinite Loop™ small-scale production facility. This facility is used to deliver initial production volumes to support co-branded market launch campaigns with partners and customers and will also be used to showcase the Infinite Loop™ end-to-end technology and train operational teams in advance of the commissioning of the Infinite Loop™ full-scale commercial facilities.

We made significant investments in the Terrebonne Facility during the nine-month period ended November 30, 2021. In particular, we installed and began operation of new distillation columns in this period. We also advanced testing and production on the two installed depolymerization reactors which substantially increase Terrebonne Facility’s depolymerization capacity and confirm the design and scale-up factor for the feasibility engineering of the planned commercial-scale facilities. Materials for the launch of the evian loop bottle to be introduced in South Korea in 2022 were produced at the Terrebonne Facility. We have also previously entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture of Loop™ branded PET resin from the recycled monomers produced at the Terrebonne Facility and deliver Loop™ branded PET resin to customers.

In addition to the capital requirements for our commercialization, we continue to invest in strengthening our intellectual property portfolio, building a core competency in managing strategic relationships and continue enhancing our brand value with activities such as the co-branded marketing launch of an evian Loop bottle. Our research and development innovation center in Terrebonne, Québec will continue to push forward the continuous improvement of our technology.

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

As of November 30, 2021, we had 84 employees of which 33 work in research and development and 37 in engineering and operations.

Results of Operations

The following table summarizes our operating results for the three-month periods ended November 30, 2021 and 2020, in U.S. Dollars.

	Three months ended November 30,
	2021	2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	362,435	350,393	12,042
External engineering	1,585,512	2,224,910	(639,398)
Employee compensation	1,424,330	864,041	560,289
Machinery and equipment expenditures	2,599,758	2,325,540	274,218
Plant and laboratory operating expenses	665,893	515,395	150,498
Other	197,376	(5,996)	203,372
Total research and development	6,835,304	6,274,283	561,021

General and administrative
Stock-based compensation	279,574	546,601	(267,027)
Professional fees	650,164	1,164,004	(513,840)
Employee compensation	748,668	399,288	349,380
Insurance	1,193,554	480,013	713,541
Other	219,295	134,110	85,185
Total general and administrative	3,091,255	2,724,016	367,239

Write-down and impairment of property, plant and equipment	-	5,034,606	(5,034,606)
Depreciation and amortization	135,035	104,307	30,728
Interest and other financial expenses	49,655	(41,855)	91,510
Interest income	(23,654)	(20,008)	(3,646)
Foreign exchange loss (gain)	10,648	95,644	(84,996)
Total expenses	10,098,243	14,170,993	(4,072,750)
Net loss	$(10,098,243)	$(14,170,993)	$4,072,750

Third Quarter Ended November 30, 2021

The net loss for the three-month period ended November 30, 2021 decreased $4.07 million to $10.10 million, as compared to the net loss for the three-month period ended November 30, 2020 which was $14.17 million. The decrease is primarily due to lower write-down and impairment of property, plant and equipment (“PP&E”) expenses of $5.03 million, offset by increased research and development expenses of $0.56 million and increased general and administrative expenses of $0.37 million.

The $5.03 million decrease in write-down and impairment of PP&E is related to the decision in the third quarter of fiscal 2021 to dedicate the Terrebonne Facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities. Although the machinery and equipment will continue to be utilized at the Terrebonne Facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the Terrebonne Facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

The $0.56 million increase in research and development for the three-month period ended November 30, 2021 was primarily attributable to the following:

•	$0.56 million increase in employee compensation expenses related to increased headcount to support the Company’s commercialization efforts;

•	$0.27 million increase in purchases of research and development machinery and equipment at the Company’s small-scale production plant; and

•	$0.15 million increase in plant and laboratory operating expenses.

These increases were partially offset by a $0.64 million decrease in external engineering expenses as a larger proportion of ongoing design work for our Infinite Loop™ manufacturing process was performed by our in-house engineering team before the start of the feasibility study phase of the engineering design by external engineering.

The $0.37 million increase in general and administrative expenses for the three-month period ended November 30, 2021 was primarily attributable to the following:

•	$0.71 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance upon extension of the Company’s policy; and

•	$0.35 million increase in employee compensation expenses.

These increases were partially offset by a $0.51 million decrease in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings” and a $0.27 million decrease in stock-based compensation expenses.

Nine Months Ended November 30, 2021

The following table summarizes our operating results for the nine-month periods ended November 30, 2021 and 2020, in U.S. Dollars.

	Nine months ended November 30,
	2021	2020	Change
Revenues	$-	$-	$-

Expenses
Research and development
Stock-based compensation	1,152,506	1,054,682	97,824
External engineering	5,040,342	3,241,959	1,798,383
Employee compensation	4,213,075	2,039,469	2,173,606
Machinery and equipment expenditures	7,707,882	2,325,540	5,382,342
Plant and laboratory operating expenses	2,064,403	1,385,892	678,511
Other	579,729	456,551	123,178
Total research and development	20,757,937	10,504,093	10,253,844

General and administrative
Stock-based compensation	209,236	1,720,067	(1,510,831)
Professional fees	3,138,611	1,806,134	1,332,477
Employee compensation	2,148,533	1,371,147	777,386
Insurance	3,121,353	1,455,954	1,665,399
Other	750,319	373,037	377,282
Total general and administrative	9,368,052	6,726,339	2,641,713

Write-down and impairment of property, plant and equipment	-	5,043,120	(5,043,120)
Depreciation and amortization	407,806	654,354	(246,548)
Interest and other financial expenses	113,344	26,016	87,328
Interest income	(41,828)	(78,394)	36,566
Foreign exchange loss	42,712	275,903	(233,191)
Total expenses	30,648,023	23,151,431	7,496,592
Net loss	$(30,648,023)	$(23,151,431)	$(7,496,592)

The net loss for the nine-month period ended November 30, 2021 increased $7.50 million to $30.65 million, as compared to the net loss for the nine-month period ended November 30, 2020 which was $23.15 million. The increase is primarily due to increased research and development expenses of $10.25 million and increased general and administrative expenses of $2.64 million, offset by lower write-down and impairment of property, plant and equipment (“PP&E”) expenses of $5.04 million, lower depreciation and amortization expenses of $0.25 million and a decrease in foreign exchange loss of $0.23 million.

The $10.25 million increase in research and development for the nine-month period ended November 30, 2021 was primarily attributable to the following:

•

$5.38 million increase in purchases of research and development machinery and equipment. Starting in Q3 of fiscal 2021, the Company expensed research and development machinery and equipment in accordance with ASC 730, Research and Development Costs, and no longer capitalized these costs. The timing of this accounting treatment is related to management’s decision to dedicate the Terrebonne Facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities;

•	$2.17 million increase in employee compensation expenses related to increased headcount to support the Company’s commercialization efforts;

•	$1.80 million increase in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process; and

•	$0.68 million increase in plant and laboratory operating expenses.

The $2.64 million increase in general and administrative expenses for the nine-month period ended November 30, 2021 was primarily attributable to the following:

•	$1.67 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance upon extension of the Company’s policy;

•

$1.33 million increase in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings”; and

•	$0.78 million increase in employee compensation expenses.

These increases were partially offset by lower stock-based compensation expenses of $1.51 million which are mainly due to forfeitures of RSUs recorded in the nine-month period ended November 30, 2021 for a total of $0.94 million.

The $0.25 million decrease in depreciation and amortization expenses for the nine-month period ended November 30, 2021 is mainly attributable to the write-down of machinery and equipment assets related to the decision in the third quarter of fiscal 2021 to dedicate the the Terrebonne Facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities. Although the machinery and equipment will continue to be utilized at the Terrebonne Facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the Terrebonne Facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are a development stage company with no revenues, and our ongoing operations and commercialization plans have been financed primarily by raising new equity capital. To date, we have been successful in raising capital to finance our ongoing operations. As at November 30, 2021, we had cash and cash equivalents on hand of $54.86 million. Management actively monitors the Company’s cash balance and short term cash commitments to ensure current operations are funded.

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

The company has outstanding warrants to purchase 4,554,865 shares of our common stock in aggregate at $11 per share that expire on June 14, 2022. If fully exercised, the warrant proceeds would provide the company with $50.10 million of additional liquidity. There is no assurance that these warrants will be exercised before their expiration.

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $54.86 million, our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

As reflected in the accompanying consolidated financial statements, we are a development stage company, we have not yet begun commercial operations and we do not have any sources of revenue. As the Company pursues its commercialization strategy and invests in the Bécancour, Québec project site and other project sites, certain project site improvements and long lead item capital commitments are being incurred and we expect to enter into additional commitments in the future. Management believes that the Company has sufficient financial resources to fund committed operating and capital expenditures and other working capital needs for at least, but not limited to, the 12-month period from the date of issuance of the November 30, 2021 consolidated financial statements. There can be no assurance that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.

We have a short-term debt obligation to a Canadian bank in connection with the purchase, in the year ended February 28, 2018, of the land and building where our small-scale production facility, research and development center and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. On January 24, 2018, the Company obtained a $1,094,434 (CDN$1,400,000) 20-year term installment loan (the “Loan”), from a Canadian bank. The Loan bears interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan is repayable in monthly payments of $4,560 (CDN$5,833) plus interest, maturing in January 2022. It includes an option allowing for the prepayment of the Loan without penalty.

We also have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3,595,997 (CDN$4,600,000). We received the first disbursement in the amount of $1,727,043 (CDN$2,209,234) on February 21, 2020 and the second disbursement in the amount of $1,868,954 (CDN$2,390,766) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $359,600 (CDN$460,000). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine months ended November 30, 2021 and 2020 was as follows:

	Nine Months Ended November 30,
	2021	2020
Net cash used in operating activities	$(32,829,956)	$(14,544,251)
Net cash used in investing activities	(5,370,272)	(2,386,593)
Net cash from financing activities	57,915,659	26,616,472
Effect of exchange rate changes on cash	(77,336)	210,516
Net increase in cash	$19,638,095	$9,896,144

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2021, we used $32.83 million in operations compared to $14.54 million during the nine-month period ended November 30, 2020. The increase over each year is mainly due to increased spending on upgrades to the Terrebonne Facility, engineering and operating expenses as we advance on commercialization activities of Loop’s technology, the reduction of accounts payable and accrued liabilities of $3.59 compared to an increase of $1.69 in the nine-month period ended November 30, 2021 and D&O insurance payments in the amount of $3.77 million compared to $1.43 in the nine-month period ended November 30, 2020. As discussed above in the Results of Operations, the main increases in expenses were engineering fees, research and development machinery and equipment, employee compensation and professional fees.

Net Cash Used in Investing Activities

During the nine months ended November 30, 2021, the Company made investments of $5.02 million in property, plant and equipment as compared to $1.58 million for the nine months ended November 30, 2020, primarily in connection with the purchase for $4.82 million of a parcel of Land in Bécancour, Québec for the construction of our first Infinite Loop™ manufacturing facility. The size of this parcel of land exceeds that needed for the construction of the Infinite Loop™ manufacturing facility and a portion of the land is therefore available for sale. For additional information on the land held for sale, please refer to Note 5 of the attached interim condensed consolidated financial statements.

During the nine months ended November 30, 2021, the Company made investments in intangible assets of $0.35 million as compared to $0.16 million for the nine months ended November 30, 2020, particularly in its GEN II patent technology in the United States and around the world. During the nine months ended November 30, 2020, the Company also made an additional contribution of $0.65 million to Indorama Loop Technologies, LLC, the joint venture with Indorama Ventures Holdings LP, USA.

Net Cash Provided by Financing Activities

During the nine months ended November 30, 2021, we raised $56.5 million through a private offering of common stock, together with warrants, in the net amount of $56.1 million. We also made payments totaling $0.04 million against our long-term debt.

On August 26, 2021, we received $1.87 million (CDN$2.40 million) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of the Terrebonne Facility. There is a moratorium on both capital and interest repayments until February 2023.

During the nine months ended November 30, 2020, the Company sold 2,087,000 shares of its common stock in an underwritten offering at an offering price of $12.75 for total net proceeds of $25.00 million. In the same period, the Company also received net proceeds of $1.65 million upon the exercise of warrants for 190,529 shares of its common stock. During the nine months ended November 30, 2020, we repaid $0.03 million of long-term debt.

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

Raw Material Price Risk

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by competitors and other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, the yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the high cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Any attempts to hedge may be insufficient, and our results could be materially impacted if costs of materials increase. In light of the uncertain and evolving situation relating to the global COVID-19 pandemic, our access to raw materials, the quality and proximity of such materials may be disrupted. We currently cannot predict the impact that the global COVID-19 pandemic will have on our access to raw materials.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2021.

B. Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the three-month period ended November 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (the “Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleges that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff seeks unspecified damages stemming from losses he claims to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations. The authorization hearing is scheduled on February 24, 2022.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on June 1, 2021. No material changes to such risk factors have occurred during the nine months ended November 30, 2021.

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

Date: January 11, 2022	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 11, 2022	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

