Form 10-K
period 2022-02-28
Loop Industries, Inc.
filed 2022-05-27
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As at August 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $172,940,955. As at May 25, 2022, there were 47,400,709 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III shall be incorporated by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting and building our manufacturing facilities, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health-related concerns, such as the current outbreak of additional variants of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or recent class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

rPET is an acronym for recycled polyethylene terephthalate.

Industry and Market Data

The industry and market data relating to our business included in this Annual Report on Form 10-K on our internal estimates and research, as well as publications, research, surveys and studies conducted by independent third parties not affiliated to us.

Industry publications, studies and surveys generally state that they were prepared based on sources believed to be reliable, although there is no guarantee of accuracy. While we believe that each of these studies and publications is reliable, we have not independently verified the market and industry data provided by third-party sources. In addition, while we believe our internal research is reliable, not all such research has been verified by any independent source. We note that assumptions underlying industry and market data are subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A. Risk Factors” of this annual report.

ITEM 1. BUSINESS

Overview

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

The Company is in the planning stages of pursuing the construction of Infinite Loop™ commercial scale facilities in Québec, Canada, and with strategic partners in Europe and South Korea. Additionally, the Company has a joint venture to pursue the retrofitting of existing fossil fuel PET polymerization facilities with its recycling technology.

Industry Background and Market Opportunity

The global annual market demand for PET plastic and polyester fiber is expected to exceed $160 billion by 2022 as projected in the 2018 IHS Polymer Market Report. We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution and forge an international legally binding agreement by the end of 2024. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

Global consumer packaged goods companies (“CPG companies”), apparel manufacturers, and retail brands have announced significant public commitments and targets to make the transition to a circular plastic economy, namely:

•	In January 2018, Danone’s evian® brand bottled spring water committed to a 100% recycled content package by 2025;
•	In 2018, Coca-Cola committed to an average recycled content of 50% across its packaging by 2030;
•	In September 2021, PepsiCo stated 11 European markets are moving key Pepsi-branded products to 100% rPET bottles by 2022, and in the U.S., all Pepsi-branded products will be converted to 100% rPET bottles by 2030.;
•	In 2020, L’OCCITANE en Provence committed to 100% recycled content plastic in their bottles by 2025;
•	In 2020, L’Oréal Group committed to using 100% recycled or biobased plastic in their packaging by 2030;
•	By 2025, Unilever targets increasing the use of post-consumer recycled plastic material in their packaging to at least 25%;
•	Colgate-Palmolive states a 2025 goal of using at least 25% post-consumer recycled plastic in packaging;
•	Nestlé aims to increase the amount of recycled PET used across their brands globally to 50% by 2025;
•	Adidas Group aims to replace all virgin polyester with recycled polyester in all adidas and Reebok products where a solution exists by 2024;
•	H&M is aiming to ensure that at least 25% of the plastic they use is from post-consumer recycled materials;
•	Walmart has an objective to use at least 17% post-consumer recycled content globally in their private brand plastic packaging and is taking action to eliminate problematic or unnecessary plastic packaging and move from single-use towards reuse models where relevant by 2025;
•	Ikea’s ambition is, that by 2030, all plastic used in their products will be based on renewable or recycled material;
•	Puma is aiming to increase the amount of recycled materials in their apparel and accessories products and by 2025, for 75% of the polyester used in Puma products will be from recycled sources;
•	By 2025, Lululemon aims to achieve at least 75% sustainable materials for their products, including fibres that are recycled, renewable, regenerative, sourced responsibly and are manufactured using low-resource processes; and
•	Nike has set a 2025 target of diverting 100% of its waste from landfills with at least 80% recycled back into their products and goods.

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

•	In North America: Canada has announced a zero-plastic waste by 2030 goal and is targeting for all plastic packaging to contain 50% recycled content by 2030. A California law enacted on September 24, 2020 requires that plastic bottles contain at least 15% post-consumer resin by 2022, 25% by 2025 and 50% by 2030.
•	In Europe: As of January 2021, the European Union introduced a new tax of €800/ton on non-recycled plastic packaging based on the amount of plastic packaging placed on each member state’s market. Effective April 2022, a new £200/ton tax will apply in the UK to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic. Italy is introducing a tax of €450 per ton on virgin plastic used in manufacture or importation of single use plastic which is expected in January 2023. Spain has also proposed a tax of €450 per ton on non-reusable plastic packaging with an anticipated start date of January 2023. France has a stated goals of 100% plastics recycled by 2025 and 77% of beverage bottles to be collected.
•	In Asia: South Korea targets reducing plastic waste by 20% and increase recycling rates from 54% to 70% by 2025 and 30% renewable plastic by 2030.

The growing regulatory environment combined with global consumer goods companies, apparel manufacturers, and retail brand commitments for 2025 and 2030 are expected to increase the demand for recycled PET (“rPET”) plastic further.

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

This shift, from producing the monomer PTA to the monomer DMT, was a pivotal moment for Loop. We believe that GEN II requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is an environmentally sustainable method for producing virgin-quality food-grade PET plastic by decoupling PET manufacturing from the fossil fuel industry.

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

•	The GEN I technology portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, we also have issued patents in China, the Eurasian Patent Organization, Europe, Japan, India, the Gulf Cooperation Council, and various other countries, and pending patent applications in Canada, Mexico, South Korea, and various other countries all expected to expire, if granted, on or around July 2036, not including any patent term extension.
•	The GEN II technology portfolio currently consists of four patent families:

o

The first family has two issued U.S. patents and a pending U.S. application, all expected to expire on or around September 2037. Internationally, we also have an issued patent in Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around September 2038, if granted, and not including any patent term extension.

o

An additional aspect of the GEN II technology is claimed in an issued U.S. patent and an allowed U.S. application, all expected to expire on or around June 2039. Internationally, we also have issued patents in Algeria and Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted, and not including any patent term extension.

o

Another aspect of the GEN II technology is the subject of a pending U.S. application. Internationally, we also have pending applications in Canada, Europe, India, Singapore, Papua New Guinea, Brazil, and South Africa. Any patents that would ultimately grant from this application would be expected to expire on or around March 2040, not including any patent term extension.

o

Another aspect of the GEN II technology is the subject of an issued U.S. patent and a pending U.S. application, all expected to expire on or around March 2040. Internationally, we also have an allowed application in Bangladesh and pending applications in Canada, China, Korea, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, and various other countries, all expected to expire on or around March 2040, if granted, and not including any patent term extension.

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

We currently have agreements with some of the world’s leading brands to be supplied from our planned commercial facilities, including:

•

A new multi-year supply agreement with Danone SA (“Danone”), one of the world’s leading global food and beverage companies announced on May 16, 2022. Danone will purchase 100% sustainable and upcycled Loop™ branded PET to be supplied from our planned Infinite Loop™ manufacturing facility in Bécancour, Québec for use in brands across its portfolio including evian®, Danone’s iconic natural spring water;

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

Turning PET Waste into Feedstock

We use waste PET plastic and polyester fiber as feedstock. Our technology can use PET plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even PET plastics that have been recovered from the ocean and degraded by exposure to sun and salt. We believe that our ability to use many materials that mechanical recyclers cannot use is both an important advantage of Loop™ PET resin over mechanically recycled PET resin and is additive to the number of PET waste streams that may be recycled. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into our shared rivers, oceans and natural areas.

Commercialization Strategy

Our objective is to achieve global expansion of Loop’s technology through a mix of fully owned manufacturing facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement in Infinite Loop™ projects as a significant growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology. We are currently pursuing projects for future commercial production facilities in three regions: North America, Europe and Asia. The global expansion plan for our technology will allow our customers, mostly comprised of CPG brand companies and apparel companies, to expand the use of Loop™ PET resin and polyester fiber into their packaging and clothing. As countries around the globe continue to increase sustainability targets and recycled content mandates, our customers are increasing the use of sustainably produced materials into their products.

The Infinite Loop™ manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced by recycling waste plastic rather than depleting finite resources. The Infinite Loop™ manufacturing technology allows for waste PET plastic and polyester fiber to be broken down into its base building blocks, monomers DMT and MEG, using Loop’s patented technology. Once the monomers are purified, they are then repolymerized into PET plastic or polyester fiber using INVISTA know how, which Loop licenses, and Chemtex Global Corporation’s engineering.  The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities with our engineering partners Worley, BBA and Chemtex, all leading global engineering and construction companies. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity. Our engineering partners may also play a role in the future design of larger capacity facilities.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering packaging or polyester fibers that are made with Loop co-branded, 100% recycled, virgin-quality PET or polyester fibers. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include the feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, PET bale index pricing, logistics, and ramp up, among others.

Strategic Partnership with SK geo centric

Loop and SK geo centric Co., Ltd. (formerly known as SK global chemical Co. Ltd.) (“SKGC”) intend to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia, which accounts for approximately 60% of the world’s population and an estimated 70% of global PET consumption making it the largest market in terms of plastic manufacturing, consumption and waste. Under the terms of the Memorandum of Understanding (“MOU”) for the proposed joint venture, which was entered into in July, 2021, SKGC will own 51 percent of the joint venture and Loop will own 49 percent. Loop will also receive a recurring annual royalty fee as a percentage of revenue from each facility for the use of its technology. As of the date of the filing on this Annual Report on Form 10-K, final joint venture agreements have not been entered into.

In addition, on June 22, 2022, Loop and SKGC concluded a definitive agreement for SKGC to become a strategic investor in Loop. Under this agreement, SKGC purchased 4,714,813 new treasury common shares of Loop at a price of $12 per share, for total consideration of $56.5 million. The equity investment transaction closed on July 29, 2021. SKGC was also granted warrants to acquire an additional 461,298 common shares at $11 per share with an expiration date of June 14, 2022, 4,714,813 common shares at a price of $15 per share with an expiration date of July 29, 2024, and a further 2,357,407 shares at $20 per share, conditional upon the timing of construction of the first Asian manufacturing facility.

SKGC currently owns approximately 10% of Loop’s common shares. In conjunction with the equity investment, Mr. Jonghyuk Lee, Vice President of SKGC’s Green Business Division, was appointed to Loop’s Board of Directors. This appointment reflects SKGC’s strategic view of the importance of its investment in Loop, as part of its “Green for Better Life” global strategic vision.

As reported on July 8, 2021 SKGC signed a memorandum of understanding (“MOU”) with the city of Ulsan, South Korea to develop an industrial complex which is planned to include the first Infinite Loop™ manufacturing facility in Asia.

SKGC unveiled on August 31, 2021 its rebrand as SK geo centric, aligning with the company’s goal of transforming into a green company and focusing on eco-friendly products such as recyclable plastics. These announcements further reinforce Loop’s alignment as an important strategic partner for SK geo centric, as we move to commercialize our technology in Asia.

Unveiling of New evian Loop Bottle

On September 20, 2021, Loop, in partnership with iconic global beverage brand evian, unveiled a new “evian Loop” prototype virgin-quality water bottle made from 100% recycled content. The monomers used to produce the evian Loop bottles were made at the Terrebonne Facility. We expect evian to begin selling water bottles made from Loop™ PET initially in South Korea during the second half of 2022, and subsequently in other global markets. The waste plastic used to produce these bottles include polyester fibers from carpets and clothing which are considered unrecyclable and destined for landfill and other natural environments. This initiative reflects evian’s commitment to its stated 2025 goals for circularity and 100% recycled content.

Loop continues to work toward new brand and market introductions with additional consumer goods brand companies.

Technology Due Diligence Report

Loop's strategic partners, Suez and Danone,  among others, collectively engaged an independent, globally recognized third-party engineering firm to execute a thorough due diligence and technology validation report.  We believe the final report, which was communicated in May 2022, validated and reinforced the quality, effectiveness, and scalability of Loop Industries’ technology.

Infinite Loop™ Bécancour, Québec

Our Infinite Loop™ Québec project (the “Quebec Project”) is aligned with the Government of Canada’s announced zero plastic waste goal by 2030. We believe the project could be critical infrastructure for customers to meet their 2025 and 2030 sustainability commitments and will assist the Government of Canada with achieving its Canada-wide zero plastic waste target and any proposed additional requirements, such as the requirement that all plastic packaging in Canada contain at least 50% recycled content by 2030.

The Québec Project is currently contemplated as wholly-owned and operated by Loop which allows us to commercialize near our innovation and engineering teams located in Terrebonne, Québec.

We acquired the project site in Bécancour, Québec in May of 2021. During the year ended February 28, 2022, we completed initial site preparation work on the Bécancour, Québec project land for the planned Infinite Loop™ manufacturing facility. During the third and fourth quarters, the Company invested $1.14 million in civil construction costs which included building access roads, landscaping and drainage to ready the site for full construction. We are currently in the process of negotiating and entering into commercial contracts for the acquisition and fabrication of long lead item equipment to develop the project. In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8.55 million over the next 9 months, based on certain milestones subject to various terms and conditions, including securing financing for the Quebec Project. We may enter into additional commitments to move the project ahead within our targeted final investment decision and construction timeframes.

On May 16, 2022, we announced a new multi-year agreement to supply Danone brands, including evian water, with Loop™ branded PET resin made from 100% recycled content. The resin is to be supplied from the planned Infinite Loop™ Bécancour manufacturing facility. We continue to work with existing and additional customers to sign definitive multi-year contracts for the Québec Project’s commercial output. We are exploring financing options to fully fund the project. Alternatives under exploration include incentive and financing programs supported by, or in partnership with, various levels of government.

The site offers attractive logistics being located on the St-Lawrence river and access to rail. The site size exceeds our project needs and we plan to sell a portion of the land to offset part of our project commitment.

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. With the combination of the Infinite Loop™ technology and the resource management expertise of Suez, this partnership seeks to respond to growth in demand in Europe from global beverage and consumer goods brand companies for virgin quality PET resin made from 100 percent recycled content. We are working with our partner Suez on acquiring the preferred project site, alignment of various levels of government support and additional steps for the project which include advancing permitting, site specific engineering, customer offtake contracts, feedstock and financing.

Joint Venture with Indorama for Retrofit

In September 2018 we announced a joint venture with Indorama to retrofit certain PET manufacturing facilities. We entered into a Limited Liability Company Agreement (the “LLC Agreement”), a Marketing Agreement (the “Marketing Agreement”) and a License Agreement (the “License Agreement”), with Indorama through our wholly-owned subsidiary Loop Innovations, LLC (“Loop Innovations”). Each company has 50/50 equity interest in the joint venture. We are contributing to the 50/50 joint venture an exclusive worldwide royalty-free license to use our proprietary technology to produce 100% sustainably produced PET resin in addition to our equity cash contribution. In 2019, the joint venture decided to increase the capacity of the planned Spartanburg, South Carolina plant due to customer demand to 40,000 metric tons per year from the initially planned 20,700 metric tons per year. The joint venture made a decision over the summer of 2020 that due to the COVID-19 pandemic it would temporarily delay work on the project. Since then, no expenditures have been incurred by the joint venture. Both joint venture partners currently remain committed to the project and we continue to discuss the project timetable.

To conform with the terms of the SK strategic partnership mentioned above, on June 18, 2021, the Company, Loop Innovations, Indorama and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended (i) the LLC Agreement, (ii) the Marketing Agreement and (iii) the License Agreement (collectively such amendments, the “Indorama Joint Venture Amendments”).

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

Terrebonne Facility

As part of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we enhanced our Terrebonne, Québec pilot plant to become a small-scale PET depolymerization production facility. In addition to our research and development activities, this facility is used to deliver initial production volumes to support co-branded market launch campaigns with partners and customers and will also be used to showcase the Infinite Loop™ end-to-end technology and train operational teams in advance of the commissioning of the Infinite Loop™ full-scale commercial facilities.

We made purchases of $9.55 million in machinery and equipment for the facility in the year ended February 28, 2022. We have completed the planned upgrades at the Terrebonne Facility which have increased its production capacity, giving us the opportunity to further support product campaigns with customers. In particular, we installed and began operation of new distillation columns in this period. We also advanced testing and production with the two installed depolymerization reactors which substantially increase the Terrebonne Facility’s depolymerization capacity and confirm the design and scale-up factors for the engineering of the planned commercial-scale facilities. In completing the upgrade of the Terrebonne facility to incorporate all key pieces of depolymerization equipment that will be used in the full-scale commercial facilities, we have achieved a key milestone in proving the effectiveness of our process.

Materials for the marketing launch of the prototype evian Loop bottle to be introduced in the South Korean market in calendar 2022 were produced at the Terrebonne Facility. Also, we have entered into an agreement with On AG  to supply Loop™ PET  to be utilized in polyester fiber by the brand. This initial volume is planned to be supplied in 2022 and manufactured using MEG and DMT monomers produced at the Terrebonne Facility. The Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

We have also previously entered into an agreement to acquire PET polymerization equipment from Chemtex to manufacture Loop™ branded PET resin from the recycled monomers produced at the Terrebonne Facility and deliver initial production volume of Loop™ branded PET resin to customers.

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

To support our employees this fiscal year and to promote their health and safety, we encouraged administrative and engineering employees to work remotely during certain periods. We also provided emergency leave for employees to take care of a child or parent due to COVID-19 disruptions.

As of February 28, 2022, we had 89 employees of which 32 work in research and development and 42 in engineering and operations.

Corporate History

We were originally incorporated in Nevada in March 2010 under the name Radikal Phones Inc. Loop Holdings, Inc. (“Loop Holdings”) was originally incorporated in Nevada in October 2014. In June 2015 we completed a reverse acquisition of Loop Holdings and the depolymerization business of Loop Holdings became our sole operating business. In July 2015 we changed our name to Loop Industries, Inc.

On November 20, 2017, Loop Industries, Inc. commenced trading on the Nasdaq Global Market under the trading symbol, “LOOP.”

Corporate Information

Our principal executive offices are located at 480 Fernand-Poitras Street, Terrebonne, Québec, Canada J6Y 1Y4. Our telephone number is (450) 951-8555.

Available Information

Our website is www.loopindustries.com, and our investor relations web page can be found at http://www.loopindustries.com/en/investors/overview. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. The information contained on, or that can be accessed through, our website shall not be deemed incorporated by reference in any filing under the Exchange Act.

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

•	We have incurred net losses and have never generated revenue since inception and expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•	We may not be able to execute our business plan or stay in business without additional funding.
•	The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.
•	We are subject to certain risks related to litigation filed by or against us and investigations we are subject to, and adverse results may harm our business.
•	We have been named as a defendant in a putative shareholder class action lawsuits and are subject to an SEC Investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.
•	The macro-economic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.
•	Our technology may not be successful in developing commercial products and if we are unable to successfully scale our manufacturing processes, we may not meet customer demand.
•	We face business risks due to our relationships with strategic partners.
•	Decreases in our ability to develop or apply new technology and know-how or protect our intellectual property and proprietary technology or obtain or maintain trade secret protection may affect our competitiveness.
•	Disruption at, damage to or destruction of our Terrebonne Facility could impede our ability to continue innovating and refining our technological process, which would harm our business, financial condition and operating results.
•	The plastics manufacturing industry is extremely price-competitive because of the commodity-like nature of virgin PET resin and its correlation to the price of crude oil. If our cost to manufacture recycled PET is not competitive with virgin PET or if the price of oil reduces significantly, it may adversely impact our ability to penetrate the market or be profitable.
•	We are vulnerable to fluctuations in the supply and price of raw materials.
•	The loss of the services of Mr. Daniel Solomita, our President and Chief Executive Officer, and Chairman of the Board of Directors, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business.
•	Our Terrebonne Facility and other planned facilities must operate under policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes. Failure to comply with such regulations and codes may lead to disruption of operations at the Terrebonne Facility and the development of our technology, and financial sanctions.
•	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.
•	We are subject to various federal, provincial, state and local laws and regulations and failure to secure and maintain permits could result in costs that have a material adverse effect on our business, results of operations and financial condition.
•	Raising additional funds may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
•	Trading volume in our stock can fluctuate and an active trading market for our common stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be volatile, and our stockholders could incur significant investment losses.
•	Our President and Chief Executive Officer and Chairman of the Board of Directors, Mr. Daniel Solomita, beneficially owns a majority of the total voting power of our capital stock, and accordingly, has control over stockholder matters, our business and management.
•	Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.
•	Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

RISKS RELATING TO OUR BUSINESS AND TECHNOLOGY

We have incurred net losses since inception. We expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability. We have never generated material revenue and may never be profitable.

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2022 was $44.92 million and we have earned no revenues to date. We have financed our operations primarily through sales of common stock and incurrence of debt and have devoted substantial efforts to research and development, as well as building our team. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our technology and products, obtain the regulatory approvals necessary to commercialize our products, attract additional customers, finance, build and operate commercial facilities. We expect to incur operating losses in future periods. These losses will occur as we do not have any revenues to offset the expenses associated with our business operations. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability. We cannot guarantee that we will ever be successful in generating revenues in the future. If we are unable to generate revenues, we will not be able to earn profits or continue operations.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our business was started in October 2014 with the incorporation of Loop Holdings, Inc. and 8198381 Canada Inc., and the acquisition of our GEN I technology in October 2014. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our technology and our Terrebonne Facility. We have not yet demonstrated the ability to manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.

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

Our ability to successfully commercialize our business and generate future revenues depends on whether we can obtain the financing necessary to implement our business plan. We will require additional financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs in order to establish profitable operations, and such financing may not be forthcoming. We are pursuing financial incentives and financing for our proposed projects with various countries through various programs that involve federal, provincial, state and local governments. If we are unable to attract government incentives and financing to our projects or investors to invest in our business, we may not be able to acquire additional financing through debt or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our ability to execute our business plan or remain in business.

The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.

The COVID-19 pandemic has been the source of disrupted business operations for us and our customers, suppliers, vendors and other parties with whom we do business, and such disruptions could continue into the future as a result of the ongoing pandemic. In an effort to control the spread of COVID-19, governments and municipalities around the world instituted restrictive measures, including orders to shelter-in-place, travel restrictions, mandated business closures and social distancing. The pandemic and resulting governmental restrictions and regulations adversely affected businesses, economies, and financial markets globally.

These measures have had and may continue to have negative effects on critical development and commercialization efforts. For example, the situation globally and the continued travel restrictions between Canada and the United States have caused disruptions in our timetable of our joint venture with Indorama in the development of our Spartanburg facility and commercialization of our technology. We cannot determine whether there will be further delays in light of the COVID-19 pandemic and further delays on the development and commercialization of our technology could have a material adverse effect on our results of operations and cash flows.

In addition, as a result of COVID-19 and the measures designed to contain the spread of the virus, we may experience further restrictions on the movement of employees, disruption of supply chains, shipping of raw materials, restrictions on manufacturing and decline in value of assets held by us, including property and equipment. Additionally, our management team has, and may continue, to spend time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to accurately forecast any effects on our results of operations for 2022 and beyond.

COVID-19 and the measures designed to contain the spread of the virus may affect our capacity to continue our development efforts according to our schedule. Further, there may be logistics issues,  operations impacts, and transportation disruptions that may cause further delays or increase costs.

The macroeconomic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to continue our operations.

We have and, prior to commercialization, will continue to rely on raising funds from investors and/or other sources to support our research and development activities and our operations. Macro-economic conditions in the United States and abroad as well as geo-political disruptions may result in a tightening of the credit markets and/or less capital available for small public companies, which may make it more difficult to raise capital. Specifically, the outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital or volatility and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations or even cease operating altogether. Therefore, unfavorable macroeconomic and geo-political conditions, including as a result of COVID-19 and any resulting recession or slowed economic growth, could have a negative impact on us. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain.

Our technology may not be successful in developing commercial products.

We and our potential future collaborators may spend many years and dedicate significant financial and other resources developing our technology that may never be successfully commercialized. Our technology may never become successfully commercialized for any of the following reasons:

•	We may not be able to secure sufficient funding to progress our technology through development and commercial validation;
•	We or our future collaborators may be unable to obtain the requisite regulatory approvals for our technology;
•	Competitors may launch competing or more effective technology;
•	Our technology may not be commercially successful;
•	Current and future collaborators may be unable to fully develop and commercialize products containing our technology or may decide, for whatever reason, not to commercialize such products; and
•	We may be unable to secure adequate patent protection in the necessary jurisdictions.

If any of these things were to occur, it could have a material adverse effect on our business and our results of operations.

We face business risks due to our relationships with strategic partners.

We rely on our strategic partner relationships for the scaling, manufacturing and commercialization of our technology. We have various arrangements with Indorama, SK geo centric and Suez to commercially scale our technology in Spartanburg, Asia and Europe respectively and with Chemtex and our external engineering partners. We also have various supply agreements with Danone, Pepsi, L’Oreal and L’OCCITANE en Provence for our planned commercial facilities. Termination of any of these agreements could have an adverse effect on our business. In particular, certain of our agreements with our strategic partners have termination rights related to the satisfaction of milestones, some of which we have not achieved. Other than as noted below and though we have not received any indication from our strategic partners as to their indication to terminate, we cannot provide assurance that these strategic partners with whom we have entered into such agreements will not exercise their applicable termination rights, which are not within our control. For example, we previously announced that Coca-Cola Cross Enterprise Procurement Group (“CEPG”) advised us that it was terminating our Master Terms and Conditions Supply Agreement for Loop PET plastic, dated November 14, 2018 (the “MTC”) because we did not satisfy our first production milestone from the joint venture facility by July 2020 as required by the MTC. CEPG indicated in its notice that it is open and interested in exploring a new framework agreement with us for North America and/or Europe. We cannot provide any assurances that we will be able to enter into a new agreement with CEPG on terms that are favorable to us or at all.

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

To be successful, we will have to scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality at a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. The current manufacturing facility is a small-scale plant with limited production capacity used principally for research and development, training and customer marketing purposes. In order to fully implement our business plan, we will need to scale the operations to a larger industrial commercial facility, develop strategic partnerships or find other means to produce greater volumes of finished product. We, however, have not yet tested our technology at the scale that will be required for large commercial use nor at a scale sufficient to conclude the success of our technology.

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

Disruption at, damage to or destruction of our Terrebonne Facility could impede our ability to continue innovating and refining our technological process, which would harm our business, financial condition and operating results.

Our research and development activities are performed from a single location in Terrebonne, Québec. Our continued innovation activities rely on an uninterrupted and fully functioning plant. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process in a timely manner could reduce our revenues and materially harm our business.

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

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation, investigations and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business, including the subpoena we received from the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. We expect to continue to incur legal fees in relation to litigation, investigations and other proceedings.

We were named as a defendant in putative shareholder class action lawsuits and are subject to an SEC Investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

We are defending against putative shareholder class action lawsuits described in “Item 3. Legal Proceedings—Litigation,” including any appeals of such lawsuit. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits. In the event that our initial defense of these lawsuits is unsuccessful, there can be no assurance that we will prevail in any appeal. Any adverse outcome, including any plaintiff’s appeal of the judgment in this case, could have a material adverse effect on our business, financial condition, results of operation, cash flows and reputation. In addition, there can be no assurance that our insurance carriers will cover all or part of the defense costs, or any liabilities that may arise from these matters. The litigation process may utilize a significant portion of our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business. We also may be subject to claims for indemnification related to these matters, and we cannot predict the impact that indemnification claims may have on our business or financial results.

As explained in Item 3 Legal Proceedings, we have entered a settlement for the consolidated class action In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538-NSR. The settlement is subject to conditions including court approval. There is no guarantee that the settlement will become final.

In addition, as described in “Item 3. Legal Proceedings—SEC Investigation,” of this annual report, the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. In addition, our board of directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations. Furthermore, while the SEC has informed us that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security, publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash position.

Our Terrebonne Facility or other planned facilities must operate under policies, procedures, and controls for the operation of a chemical manufacturing facility as required under various federal, provincial and local regulations and codes. Failure to comply with such regulations and codes may lead to disruption of operations at the Terrebonne Facility or other planned facilities and the development of our technology, and financial sanctions.

We are subject to health and safety as well as environmental, zoning and any other regulatory requirements to operate our Terrebonne Facility and our other planned facilities, and as our business evolves, we, directly or indirectly through our partners or other related parties, may be subject to additional government regulations. Any failure to comply with ongoing regulatory requirements, as well as discovery of previously unknown problems, may result in, among other things, costly regulatory inspections, fines or remediation plans. If regulatory issues arise, the value of our business and our operating results may be adversely affected.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, confidentiality, nondisclosure and non-use agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

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

We mainly finance our operations through the sale and issuance of shares of common stock of Loop Industries, Inc. in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Additionally, we are planning a commercial development project in Bécancour, Québec which is expected to involve the purchase of various equipment primarily in Canadian dollars and U.S. dollars. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies and income taxes) are denominated in Canadian dollars.

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

If we raise additional funds through equity offerings or offerings of equity-linked securities, including warrants or convertible debt securities, our existing stockholders may experience significant dilution, and the terms of such securities may include liquidation or other preferences that may adversely affect the rights of our stockholders. Our existing $15 and $20 warrants are subject to a broad based weighted average anti-dilution provision, which may result in a reduction of the warrant exercise price if new equity above $65 million is raised under certain levels. The warrant exercise prices cannot be adjusted to less than $12.45. Debt financings, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities, including covenants limiting or restricting our ability to incur additional debt, dispose of assets or incur capital expenditures. We may also incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Trading volume in our stock can fluctuate and an active trading market for our common stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be volatile, and our stockholders could incur significant investment losses.

The trading price for our common stock will be affected by a number of factors, including:

•	any change in the status of our Nasdaq listing;
•	the need for near-term financing to continue operations;
•	our ability to develop and commercialize our technology, relative to investor expectations;
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•	volatility in the financial and credit markets, including the recent volatility due, in part, to the current COVID-19 outbreak and geo-political events;
•	future issuances and/or sales of our securities;
•	announcements or the absence of announcements by us, or our competitors, regarding collaborations, new products, significant contracts, commercial relationships or capital commitments;
•	commencement of, or involvement in, litigation or investigations;
•	any major change in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;
•	a lack of, or limited, or negative industry or security analyst coverage;
•	uncertainty regarding our ability to secure additional cash resources with which to operate our business;
•	short-selling or similar activities by third parties;
•	limited trading liquidity in our shares and any short positions held; and
•	other factors described elsewhere in these Risk Factors.

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

As at May 25, 2022, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling shareholder, beneficially owns 19,210,000 shares of common stock, or 40.5% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 19,210,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 75.8% of the voting control of the Company.

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

ITEM 2. PROPERTIES

On January 26, 2018, we completed the purchase of the land and building housing our Terrebonne Facility and corporate offices located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. The 33.2 thousand square foot facility includes 13.0 thousand square feet for our executive offices and 20.2 thousand square feet for our innovation and operational activities. We believe that our existing facilities are adequate for our current needs.

On May 27, 2021, we acquired a 19 million square foot parcel of land in Bécancour, Québec for approximately $4.8 million (CDN $ 5.9 million). The site is part of our planning for an Infinite Loop™ manufacturing facility. The location is near existing industrial infrastructure, which reduces project costs, permitting time and does not result in the destruction of wetlands or forest.

ITEM 3. LEGAL PROCEEDINGS

SEC Investigation

We received a subpoena from the SEC in October 2020 requesting certain information from us, including information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. The SEC informed us that its investigation does not mean that the SEC has concluded that anyone has violated the law and that the investigation does not mean that the SEC has a negative opinion of us. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

Litigation

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-0838-NSR (“Tremblay Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-NSR. The complaint allegations are similar in nature to those in the Tremblay Class Action.

On January 4, 2021, the United States District Court for the Southern District of New York consolidated the two proposed class-action lawsuits as In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538-NSR. Sakari Johansson and John Jay Cappa were appointed as Co-Lead Plaintiffs and Glancy Prongay & Murray LLP and Pomerantz LLP were appointed as Co-Lead Counsel for the class.

Plaintiffs served a consolidated amended complaint on February 18, 2021, which alleges that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to Dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss is due on June 11, 2021.

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of the consolidated class action lawsuit, and, on March 4, 2022, advised the Court of the agreement to settle.  The agreement, which is subject to certain conditions, including court approval, requires the Company to pay $3.1 million to the plaintiff class.  The Company’s total cash contribution to the settlement and outstanding legal fees related to the lawsuit, combined, will be approximately $2.52 million.  The remainder of the settlement will be paid by the Company’s D&O insurance carriers. As explained in Note 22 in our consolidated financial statements, the Company recorded a contingency loss in relation to the settlement.

The settlement agreement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant.

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (“the Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleges that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff seeks unspecified damages stemming from losses he claims to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations. The authorization hearing was held on February 24, 2022 and the matter is currently under advisement.

Management believes that this case lacks merit and intends to defend it vigorously. No amounts have been provided for in the consolidated financial statements with respect to this claim. Management has not yet determined what effect this lawsuit may have on its financial position or results of operations as it is still in the preliminary stages.

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

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement for the 2022 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after February 28, 2022.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LOOP.”

Holders

As at May 25, 2022, there were 47,400,709 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock) held by approximately 43 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

As discussed further in Note 13 to the financial statements included in this Annual Report, in connection with the strategic partnership with SK geo centric Co., Ltd. (formerly known as SK global chemical Co. Ltd.) (“SKGC”), on July 29, 2021, we issued 4,714,813 shares of our common stock and warrants to purchase 7,533,518 shares of our common stock to SKGC.

As discussed further in Note 11 to the financial statements included in this Annual Report, in connection with the Investissement Québec financing facility, on August 26, 2021, we issued a warrant to purchase 17,180 shares of our common stock to Investissement Québec.

On May 12, 2020, we issued to a service provider a warrant to acquire 25,000 shares of common stock at a strike price of $9.43 per share.

Each issuance listed above was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2022.

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

Overview

Loop is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin and polyester fiber suitable for use in food-grade packaging, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement towards a circular economy by preventing plastic waste and recovering waste plastic for a more sustainable future for all.

The Company is in the planning stages of pursuing the construction of Infinite Loop™ commercial scale facilities in Québec, Canada, and with strategic partners in Europe and South Korea. Additionally, the Company has a joint venture to pursue the retrofitting of existing fossil fuel PET polymerization facilities with its recycling technology.

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

Commercialization Plan and Progress

Our objective is to achieve global expansion of Loop’s technology through a mix of fully owned manufacturing facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement in Infinite Loop™ projects as a significant growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology. We are currently pursuing projects for future commercial production facilities in three regions: North America, Europe and Asia. The global expansion plan for our technology will allow our customers, mostly comprised of CPG brand companies and apparel companies, to expand the use of Loop™ PET resin and polyester fiber into their packaging and clothing. As countries around the globe continue to increase sustainability targets and recycled content mandates, our customers are increasing the use of sustainably produced materials into their products.

The Infinite Loop™ manufacturing technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced by recycling waste plastic rather than depleting finite resources. The Infinite Loop™ manufacturing technology allows for waste PET plastic and polyester fiber to be broken down into its base building blocks, monomers DMT and MEG, using Loop’s patented technology. Once the monomers are purified, they are then repolymerized into PET plastic or polyester fiber using INVISTA know how, which Loop licenses, and Chemtex Global Corporation’s engineering.  The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities with our engineering partners Worley, BBA and Chemtex, all leading global engineering and construction companies. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity. Our engineering partners may also play a role in the future design of larger capacity facilities.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering packaging or polyester fibers that are made with Loop co-branded, 100% recycled, virgin-quality PET or polyester fibers. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include the feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, PET bale index pricing, logistics, and ramp up, among others.

Results of Operations

Fourth Quarter Ended February 28, 2022

The following table summarizes our operating results for the three-month periods ended February 28, 2022 and February 28, 2021, in U.S. Dollars.

	Three months ended
	February 28, 2022	February 28, 2021	Change
Revenues	$-	$-	$-

Expenses
Research and development
Machinery and equipment expenditures	1,841,920	3,823,535	(1,981,615)
External engineering	2,267,021	2,414,038	(147,017)
Employee compensation	1,509,831	1,000,652	509,179
Stock-based compensation	384,228	362,321	21,907
Plant and laboratory operating expenses	584,730	466,724	118,006
Other	390,758	115,651	275,107
Total research and development	6,978,488	8,182,921	(1,204,433)

General and administrative
Professional fees	1,109,248	2,807,583	(1,698,335)
Employee compensation	624,444	760,450	(136,006)
Stock-based compensation	316,396	537,556	(221,160)
Insurance	1,146,574	616,693	529,881
Other	227,725	91,720	136,005
Total general and administrative	3,424,387	4,814,002	(1,389,615)

Contingency loss for legal settlement	2,519,220	-	2,519,220
Loss from equity investment	1,119,078	-	1,119,078
Depreciation and amortization	140,426	121,321	19,105
Interest and other financial expenses	35,994	55,980	(19,986)
Interest income	(12,167)	(14,649)	2,482
Foreign exchange loss	67,506	33,928	33,578
Total expenses	14,272,932	13,193,503	1,079,429
Net loss	$(14,272,932)	$(13,193,503)	$(1,079,429)

The net loss for the three-month period ended February 28, 2022 increased $1.08 million to $14.27 million, as compared to the net loss for the three-month period ended February 28, 2021 which was $13.19 million. The increase is primarily due to a contingency loss for legal settlement of $2.52 million and a loss from equity investment of $1.12 million, partially offset by decreased general and administrative expenses of $1.39 million and decreased research and development expenses of $1.20 million.

The contingency loss for legal settlement of $2.52 million is related to the agreement for the settlement of the consolidated class action lawsuit filed in the Southern District of New York described in “Item 3. Legal Proceedings” entered into by the Company and the current and former officer defendants on March 1, 2022.  The agreement, which is subject to certain conditions, including court approval, requires the Company to pay $3.1 million to the plaintiff class.  The Company’s total cash contribution to the settlement and outstanding legal fees related to the lawsuit, combined, will be approximately $2.52 million.  The remainder of the settlement will be paid by the Company’s D&O insurance carriers.

The recognition of a loss from equity investment of $1.12 million in the three-month period ended February 28, 2022 is related to management’s determination that the capitalized costs in our joint venture with Indorama, Indorama Loop Technologies (“ILT”) were no longer recoverable. The joint venture had made a decision during 2020 that it would temporarily delay work on the project, largely due to factors related to the COVID-19 pandemic. Since that date, no expenditures have been incurred by the joint venture. Also, the Company achieved significant advancements in its engineering design independently from that which was accomplished in ILT. Due to these advancements, management has determined that engineering design costs initially capitalized in ILT are now obsolete and no longer recoverable. Therefore, the Company recorded a loss of $1.12 million relating to its investment in ILT during the three-month period ended February 28, 2022. This amount represents the Company’s 50% portion of the engineering design costs capitalized in ILT.

The $1.39 million decrease in general and administrative expenses for the three-month period ended February 28, 2022 was primarily attributable to the following:

•	$1.70 million decrease in expenses for legal and professional fees due to costs principally associated with the ongoing SEC investigation and class action suits described in “Item 3. Legal Proceedings”;
•	$0.22 million decrease in employee stock-based compensation; and
•	$0.14 million decrease in employee compensation expenses.

These decreases were partially offset by a $0.53 million increase in insurance expenses mainly due to directors and officers (“D&O”) insurance upon extension of the Company’s policy and a $0.14 million increase in other general and administrative expenses.

The $1.20 million decrease in research and development for the three-month period ended February 28, 2022 was primarily attributable to the following:

•	$1.98 million decrease in purchases of machinery and equipment at the Company’s Terrebonne Facility; and
•	$0.15 million decrease in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process.

These decreases were partially offset by a $0.51 million increase in employee compensation expenses related to increased headcount to support the Company’s commercialization efforts, a $0.15 million increase in plant and laboratory operating expenses and a $0.28 million increase in other research and development expenses.

Fiscal Year Ended February 28, 2022

The following table summarizes our operating results for the years ended February 28, 2022 and February 28, 2021, in U.S. Dollars.

	Years ended
	February 28, 2022	February 28, 2021	Change
Revenues	$-	$-	$-

Expenses
Research and development
Machinery and equipment expenditures	9,549,802	6,149,075	3,400,727
External engineering	7,307,363	5,655,997	1,651,366
Employee compensation	5,722,906	3,040,121	2,682,785
Stock-based compensation	1,536,734	1,417,004	119,730
Plant and laboratory operating expenses	2,649,133	1,852,615	796,518
Other	970,487	572,202	398,285
Total research and development	27,736,425	18,687,014	9,049,411

General and administrative
Professional fees	4,247,859	4,613,717	(365,858)
Employee compensation	2,772,977	2,131,597	641,380
Stock-based compensation	525,633	2,257,622	(1,731,989)
Insurance	4,267,927	2,072,647	2,195,280
Other	978,043	464,757	513,286
Total general and administrative	12,792,439	11,540,340	1,252,099

Contingency loss for legal settlement	2,519,220	-	2,519,220
Loss from equity investment	1,119,078	-	1,119,078
Impairment of assets	-	5,043,119	(5,043,119)
Depreciation and amortization	548,232	775,675	(227,443)
Interest and other financial expenses	154,319	81,996	72,323
Interest income	(58,976)	(93,043)	34,067
Foreign exchange loss	110,219	309,822	(199,603)
Total expenses	44,920,956	36,344,923	8,576,033
Net loss	$(44,920,956)	$(36,344,923)	$(8,576,033)

The net loss for the year ended February 28, 2022 increased $8.58 million to $44.92 million, as compared to the net loss for the year ended February 28, 2021 which was $36.34 million. The increase is primarily due to increased research and development expenses of $9.05 million, a contingency loss for legal settlement of $2.52 million, increased general and administrative expenses of $1.25 million and a loss from equity investment of $1.12 million, partially offset by decreased impairment of assets of $5.04 million, lower depreciation and amortization expenses of $0.23 million and a decreased foreign exchange loss of $0.20 million.

The $9.05 million increase in research and development for the year ended February 28, 2022 was primarily attributable to the following:

•	$3.40 million increase in purchases of machinery and equipment at the Company’s Terrebonne Facility;
•	$2.68 million increase in employee compensation expenses related to increased headcount to support the Company’s commercialization efforts and increased activity at the Terrebonne Facility;
•	$1.65 million increase in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process;
•	$0.80 million increase in plant and laboratory operating expenses;
•	$0.12 million increase in employee stock-based compensation expenses; and
•	$0.40 million increase in other research and development expenses.

The contingency loss for legal settlement of $2.52 million is related to the agreement for the settlement of the consolidated class action lawsuit filed in the Southern District of New York described above in Results of Operations, Fourth Quarter Ended February 28, 2022.

The $1.25 million increase in general and administrative expenses for the year ended February 28, 2022 was primarily attributable to the following:

•	$2.20 million increase in insurance expenses mainly due to D&O insurance renewal costs;
•	$0.64 million increase in employee compensation expenses; and
•	$0.51 million increase in other general and administrative expenses.

These increases were partially offset by lower stock-based compensation expenses of $1.73 million which are mainly due to forfeitures of RSUs for $0.94 million and a $0.37 million decrease in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Item 3. Legal Proceedings”.

The recognition of a loss from equity investment of $1.12 million in the year ended February 28, 2022 is related to its investment in ILT as discussed in the fourth quarter results above.

The $5.04 million decrease in write-down and impairment of assets is related to the decision in the third quarter of fiscal 2021 to dedicate the Terrebonne Facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, and research and development activities. Although the machinery and equipment will continue to be utilized at the Terrebonne Facility as it is an integral part of supporting the commercialization of our technology, application of ASC 730, Research and Development Costs requires machinery and equipment assets to be written off and all future costs associated with the Terrebonne Facility to be recognized as a research and development expense in the consolidated statements of operations and comprehensive loss.

The $0.23 million decrease in depreciation and amortization expenses for year ended February 28, 2022 is mainly attributable to the write-down of machinery and equipment described above.

LIQUIDITY AND CAPITAL RESOURCES

From inception to February 28, 2022, the Company has been in the development stage with no revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $44.06 million at February 28, 2022, our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the Risk Factors section included in Part I, Item 1A of this Annual Report on Form 10-K.

Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern.  In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Management prepared the Company’s consolidated financial statements on a going concern basis in accordance with ASC 205-40, as management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than 12 months from the date of issuance of these consolidated financial statements.

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund our ongoing operations. We will require a significant amount of capital to fund our growth as we invest in the planned construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec and our planned commercial facilities in Europe, Asia and Spartanburg, South Carolina, as well as additional research and development. In addition to our cash on hand, we may also raise additional capital through equity offerings or debt financings, government incentives, as well as through collaborations or strategic alliances to execute our growth strategy. Such financing will depend on many factors, including actual construction costs of the planned commercial facilities, potential delays in our supply chain, and our ability to secure customers, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be adversely affected.

As the Company pursues its commercialization strategy and invests in the Bécancour, Québec project site and other projects, certain project site improvements and long lead capital commitments are being incurred and we expect to enter into additional commitments in the future, provided we obtain the required funding. In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the planned construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8.55 million over the next 9 months, based on certain milestones subject to various terms and conditions, including securing financing for our Infinite Loop™ manufacturing facility in Bécancour, Québec. Pursuant to the agreement, the Company has paid a cash deposit of $2.14 million.

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

We have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3.62 million (CDN$4.60 million). We received the first disbursement in the amount of $1.74 million (CDN$2.21 million) on February 21, 2020 and the second disbursement in the amount of $1.88 million (CDN$2.39 million) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $0.36 million (CDN$0.46 million). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

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

The following table summarizes the exchange rates used:

	February 28, 2022	February 28, 2021
Period end Canadian $: US Dollar exchange rate	$0.79	$0.79
Average period Canadian $: US Dollar exchange rate	$0.80	$0.76

Expenditures are translated at the average exchange rate for the period presented.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2022, and February 28, 2021 was as follows:

	February 28, 2022	February 28, 2021
Net cash used in operating activities	$(42,984,946)	$(22,490,636)
Net cash used in investing activities	(5,110,802)	(2,977,364)
Net cash provided by financing activities	56,994,801	26,598,668
Effect of exchange rate changes on cash	(59,577)	373,612
Net change in cash	$8,839,476	$1,504,280

Net Cash Used in Operating Activities

During the year ended February 28, 2022, we used $42.98 million in operations compared to $22.49 million during the year ended February 28, 2021. The increase over each year is mainly due to increased operating expenses as we move forward on our commercialization plan and to complete the upgrade of the Terrebonne Facility. As discussed above in the Results of Operations, the main increases in expenses were machinery and equipment, employee compensation, engineering fees and insurance.

Net Cash Used in Investing Activities

During the year ended February 28, 2022, we used $5.11 million in investing activities. We made investments of $4.82 million in property, plant and equipment as compared to $1.74 million for the year ended February 28, 2021, primarily in connection with the purchase for $4.80 million of a parcel of Land in Bécancour, Québec for the construction of our first Infinite Loop™ manufacturing facility. The size of this parcel of land exceeds that needed for the construction of the Infinite Loop™ manufacturing facility and a portion of the land is therefore available for sale. For additional information on the land held for sale, please refer to Note 5 of the attached condensed consolidated financial statements. We also invested $0.29 million in our intellectual property as we developed, during the year ended February 28, 2022, our GEN II technology and filed various patents in various jurisdictions around the world which await approval.

During the year ended February 28, 2021, we used $2.98 million in investing activities. We made capital asset investments of $1.74 million of which was mainly attributable to the expansion and additions to the Terrebonne Facility and executive offices. We also invested $0.59 million in our intellectual property as we developed, during the year ended February 28, 2021, our GEN II technology and filed various patents in various jurisdictions around the world which await approval. During the year ended February 28, 2021 we made capital contributions to our joint venture with Indorama for a total of $0.65 million.

Net Cash Provided by Financing Activities

During the year ended February 28, 2022, we raised $56.5 million through a private offering of common stock, together with warrants, in the net amount of $56.05 million. We also repaid the remaining balance of a term loan from a Canadian bank in January 2022 included in payments made against our long-term debt totaling $0.94 million.

On August 26, 2021, we received $1.87 million (CDN$2.40 million) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of the Terrebonne Facility. There is a moratorium on both capital and interest repayments until February 2023.

During the year ended February 28, 2021, we raised $26.65 million through a registered direct offering of common stock, in the net amount of $25.00 million and through warrants exercised for $1.65 million. We also made payments totaling $0.05 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our Terrebonne Facility and executive offices.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2023, we intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

•	Securing financing to fund our operations, including our planned commercial projects and continued growth;
•	Protecting our intellectual property;
•	Continuing to drive the commercialization of our Infinite Loop™ solution, which we believe is a key pillar of our ambition to sell our technology to potential commercial partners;
•	Working with our external engineering partners in their process design for the Québec and European and Asian project evaluations;
•	Executing on the project plan for the planned Québec Infinite Loop™ commercial facility;
•	Continuing to identify and secure feedstock to ensure our current Terrebonne Facility and potential commercial facilities can operate continuously and efficiently;
•	Continuing to execute brand and other partnerships and/or commercial agreements with customers and secure multi-year offtake agreements for the planned commercial facilities;
•	Identifying and evaluating financial options and incentives including various forms of debt, equity, strategic partnership, incentive and financing programs supported by, or in partnership with, governments to fund the commercial projects;
•	Identifying and pursuing additional strategic partners and regions for new Infinite Loop™ projects; and
•	Advance planning of our joint venture with Indorama for the planned Spartanburg facility.

Risks that may affect our ability to execute on this strategy include, but are not limited to, those listed under “Risk Factors” elsewhere in this Annual Report.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Liquidity Assessment

From inception to February 28, 2022, the Company has been in the development stage with no revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 28, 2022, the Company has cash and cash equivalents of $44.06 million. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than the next 12 months from the date of issuance of the annual consolidated financial statements.

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and recognized as compensation expense on the straight-line basis over the vesting period. When performance conditions exist, the Company recognizes compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

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

Research and development expenses

Research and development expenses relate primarily to process development and design, testing of preproduction samples, purchases of machinery and equipment for the Terrebonne Facility, compensation, and consulting and engineering fees, and are expensed as incurred.

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

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (together, the Company) as of February 28, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, change in stockholders' equity and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity Assessment

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgments made by management in estimating the future cash flow requirements of the Company based on budgets and forecasts and in developing the related assumptions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's liquidity assessment and the development of assumptions included in the estimated future cash flows.

F-3

PricewaterhouseCoopers LLP

Montreal Canada

May 26, 2022

We have served as the Company's auditor since 2017

Loop Industries, Inc.

Consolidated Balance Sheets

(in United States dollars)

	As at
	February 28, 2022	February 28, 2021

Assets
Current assets
Cash and cash equivalents	$44,061,427	$35,221,951
Sales tax, tax credits and other receivables (Note 3)	1,716,262	1,763,835
Prepaid expenses and deposits (Note 4)	2,965,646	609,782
Assets held for sale (Note 5)	3,389,279	-
Total current assets	52,132,614	37,595,568
Investment in joint venture (Note 10)	380,922	1,500,000
Property, plant and equipment, net (Note 6)	5,692,862	3,513,051
Intangible assets, net (Note 7)	1,013,801	794,894
Total assets	$59,220,199	$43,403,513

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$9,846,815	$8,124,865
Current portion of long-term debt (Note 11)	-	938,116
Total current liabilities	9,846,815	9,062,981
Long-term debt (Note 11)	3,378,403	1,516,008
Total liabilities	13,225,218	10,578,989

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 13)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,388,056 shares issued and outstanding (2021 – 42,413,691) (Note 13)	4,740	4,242
Additional paid-in capital	150,396,704	113,662,677
Additional paid-in capital – Warrants (Note 18)	30,272,496	8,826,165
Accumulated deficit	(134,582,926)	(89,661,970)
Accumulated other comprehensive loss	(96,033)	(6,590)
Total stockholders’ equity	45,994,981	32,824,524
Total liabilities and stockholders’ equity	$59,220,199	$43,403,513

Subsequent events (Note 22)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in United States dollars)

	Years Ended
	February 28, 2022	February 28, 2021
Revenue	$-	$-

Expenses :
Research and development (Notes 14 and 16)	27,736,425	18,687,014
General and administrative (Notes 15 and 16)	12,792,439	11,540,340
Contingency loss for legal settlement (Notes 21 and 22)	2,519,220	-
Loss from equity investment (Note 10)	1,119,078	-
Impairment of assets (Note 6)	-	5,043,119
Depreciation and amortization (Notes 6 and 7)	548,232	775,675
Interest and other financial expenses (Note 18)	154,319	81,996
Interest income	(58,976)	(93,043)
Foreign exchange loss	110,219	309,822
Total expenses	44,920,956	36,344,923

Net loss	(44,920,956)	(36,344,923)

Other comprehensive loss -
Foreign currency translation adjustment	(89,443)	381,859
Comprehensive loss	$(45,010,399)	$(35,963,064)
Net Loss per share
Basic and diluted	$(0.99)	$(0.89)
Weighted average common shares outstanding
Basic and diluted	45,287,885	40,983,752

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended February 28, 2022 and February 28, 2021

(in United States dollars)

	Year ended February 28, 2021
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Loss	Stockholders Equity

Balance, February 29, 2020	39,910,774	$3,992	1	$-	$82,379,413	$9,785,799	$(53,317,047)	$(388,449)	$38,463,708

Issuance of common shares for cash, net of share issuance costs (Note 13)	2,087,000	209	-	-	24,996,419	-	-	-	24,996,628
Issuance of shares upon the vesting of restricted stock units (Notes 13 and 16)	225,388	22	-	-	(22)	-	-	-	-
Issuance of shares upon exercise of warrants (Notes 16 and 18)	190,529	19	-	-	2,046,852	(394,245)	-	-	1,652,626
Issuance of warrant for services (Note 18)	-	-	-	-	-	84,442	-	-	84,442
Expiration of warrants (Notes 16 and 18)	-	-	-	-	649,831	(649,831)	-	-	-
Stock options granted for services (Note 16)	-	-	-	-	2,212,078	-	-	-	2,212,078
Restricted stock units granted for services (Note 16)	-	-	-	-	1,378,106	-	-	-	1,378,106
Foreign currency translation	-	-	-	-	-	-	-	381,859	381,859
Net loss	-	-	-	-	-	-	(36,344,923)	-	(36,344,923)

Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended February 28, 2022 and February 28, 2021 (continued)

(in United States dollars)

	Year ended February 28, 2022
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Loss	Stockholders Equity

Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524

Issuance of common shares for cash, net of share issuance costs (Note 13)	4,714,813	471	-	-	34,587,246	21,461,450	-	-	56,049,167
Issuance of warrants for financing facility (Notes 11 and 18)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Notes 13 and 16)	231,660	24	-	-	(24)	-	-	-	-
Issuance of shares upon exercise of warrants (Notes 13 and 18)	11,666	1	-	-	84,441	(84,442)	-	-	-
Issuance of shares upon exercise of options (Notes 13 and 16)	16,226	2	-	-	(2)	-	-	-	-
Stock options granted for services (Note 16)	-	-	-	-	549,155	-	-	-	549,155
Restricted stock units granted for services (Note 16)	-	-	-	-	1,513,211	-	-	-	1,513,211
Foreign currency translation								(89,443)	(89,443)
Net loss							(44,920,956)		(44,920,956)

Balance, February 28, 2022	47,388,056	$4,740	1	$-	$150,396,704	$30,272,496	$(134,582,926)	$(96,033)	$45,994,981

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

(in United States dollars)

	February 28, 2022	February 28, 2021
Cash Flows from Operating Activities
Net loss	$(44,920,956)	$(36,344,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	548,232	775,675
Stock-based compensation (Note 16)	2,062,367	3,674,626
Contingency loss for legal settlement (Note 22)	2,519,220	-
Loss from equity investment (Note 10)	1,119,078	-
Write-down and impairment of assets (Note 6)	-	5,043,120
Accretion, and accrued interest (Note 19)	121,240	76,446
Other, net	-	(32,605)
Changes in operating assets and liabilities:
Valued added tax and tax credits receivable	45,126	(1,034,014)
Prepaid expenses and deposits	(2,389,574)	(449,535)
Accounts payable and accrued liabilities	(2,089,679)	5,800,575
Net cash used in operating activities	(42,984,946)	(22,490,636)

Cash Flows from Investing Activities
Investment in joint venture (Note 10)	-	(650,000)
Additions to property, plant and equipment (Note 6)	(4,815,847)	(1,735,079)
Additions to intangible assets (Note 7)	(294,955)	(592,285)
Net cash used in investing activities	(5,110,802)	(2,977,364)

Cash Flows from Financing Activities
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs (Note 13)	56,049,167	26,649,253
Proceeds from issuance of long-term debt (Note 11)	1,882,790	-
Repayment of long-term debt (Note 11)	(937,156)	(50,585)
Net cash provided by financing activities	56,994,801	26,598,668

Effect of exchange rate changes	(59,577)	373,612
Net change in cash	8,839,476	1,504,280
Cash and cash equivalents, beginning of year	35,221,951	33,717,671
Cash and cash equivalents, end of year	$44,061,427	$35,221,951

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$32,791	$38,157
Interest received	$53,995	$93,043

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

February 28, 2022 and February 28, 2021

Notes to the Consolidated Financial Statements

(in United States dollars except where otherwise indicated)

1. The Company and Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber. The Company is currently in the development stage with no revenues.

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

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuing of operations, the realization of assets and the settlement of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

From inception to February 28, 2022, the Company has been in the development stage with no revenues, and with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 28, 2022, the Company has cash and cash equivalents of $44.06 million. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes  developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these consolidated financial statements.

The company is currently evaluating financing options to move to the next stage of its strategic development and construct manufacturing plants in Canada, Europe and Asia. Our ability to successfully commercialize our business and generate future revenues depends on whether we can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs. We have committed a portion of our cash resources for certain long lead equipment in connection with the Bécancour project. We may enter into additional commitments to move the project ahead within our targeted construction timeframes. However, there is no assurance that the Company will be successful in attracting additional funding.  Even if additional financing is available, it may not be available on terms favorable to us. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our current operation and on our ability to execute our business plan.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets as well as the carrying value of our joint venture investment, assets held for sale, accruals for potential liabilities, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

Deferred financing costs and other transaction costs

Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized as a component of interest expense over the terms of the respective financing agreements on a straight-line basis. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful.

Transaction costs associated with issuing equity are reflected as a reduction of accumulated paid-in-capital.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated amortization and impairment, and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over the following periods:

Building	30 years
Land	Indefinite
Office equipment and furniture	8 years
Machinery and equipment	3-8 years
Building and land improvements	5-10 years

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

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities. Research and development expenses relate primarily to process development and design, testing of pre production samples, machinery and equipment expenditures for use in the small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”), compensation, and consulting and engineering fees.

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

Stock‑based compensation

The Company periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and recognized as compensation expense on the straight-line basis over the vesting period. When performance conditions exist, the Company recognizes compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are accounted for by recognizing forfeitures as they occur.

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

Intangible assets

Intangible assets are recorded at cost, net of accumulated amortization and impairment, and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over 7 years.

The Company reviews the carrying value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an intangible asset might not be recoverable or a change in the remaining useful life of an intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

For the years ended February 28, 2022 and February 28, 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 28, 2022, the potentially dilutive securities consisted of 1,570,000 outstanding stock options (2021 – 1,587,081), 4,018,567 outstanding restricted stock units (2021 – 4,210,520), and 11,659,418 outstanding warrants (2021 – 4,133,720).

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. All amendments to this ASU must be adopted in the same period on a prospective basis, with certain exceptions. The adoption of this accounting guidance did not impact our Consolidated Financial Statements and disclosures.

Recently issued accounting pronouncements not yet adopted

In November 2021, the FASB issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance”. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, (3) significant terms and conditions of the transactions, including commitments and contingencies. This update is effective for fiscal years beginning after December 15, 2021. We are currently evaluating this accounting guidance, which may have disclosure impact only.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which was amended in January 2021 by ASU 2021-01, “Reference Rate Reform - Scope” and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. This update is effective as of March 12, 2020, through December 31, 2022. We are currently evaluating this accounting guidance and have not elected an adoption date.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at February 28, 2022 and February 28, 2021 were as follows:

	February 28, 2022	February 28, 2021
Sales tax	$1,337,783	$1,155,504
Research and development tax credits	313,599	435,467
Other receivables	64,880	172,864
	$1,716,262	$1,763,835

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2022, the Company recorded tax credits of $91,960 as a reduction of research and development expenses and received $216,300 from taxation authorities for research and development tax credits, net of fees. During the year ended February 28, 2021, the Company recorded a $115,566 net expense included in research and development expenses due to adjustments made to prior year estimates of refundable tax credits. This adjustment was related to a re-assessment by tax authorities, reducing our research and development tax credits and resulted in the Company repaying $93,249 during the year ended February 28, 2021 for research and development tax credits previously received by the Company from taxation authorities.

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 28, 2022, the Company was eligible for non-cash research and development tax credits in the amount of $442,943 (2021 – $272,206). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements. As at February 28, 2022, the carry forward balance of non-cash research and development tax credits was $1,589,580 (2021 - $1,090,691).

We received during the year ended February 28, 2021 a wage subsidy from the Canadian federal government related to a COVID-19 relief program that amounted to $259,273 (2022 - nil), of which $221,603 was recorded against research and development expenses and $37,670 against general and administrative expenses. There were no government grants receivable at February 28, 2022 and 2021.

4. Prepaid Expenses and Deposits

As at February 28, 2022, the Company had $2,801,680 of non-refundable cash deposits on machinery and equipment. $672,713 (2021 – $379,395) of the prepayments are on machinery and equipment that will be used in connection with the research and development activities at the Terrebonne Facility and will be expensed, and classified as research and development expenses in the period the equipment is received. The remainder of the prepayments of $2,128,967 (2021 – nil) are non-refundable cash deposits on long-lead machinery and equipment that will be used in the planned Infinite Loop™ manufacturing facility in Bécancour, Québec.

5. Asset held for sale

On May 27, 2021, we acquired land in Bécancour, Québec for cash of $4.8 million (CDN $5.9 million), for which a portion of the land is the site of our planned Infinite Loop™ manufacturing facility. The excess land has been classified as an asset held for sale, on the basis that management is committed to a plan to dispose of the excess land and believes the sale is probable within one year.

The total purchase cost of the land has been allocated between the portion of land held for sale and the land being used for the Infinite Loop™ manufacturing facility based on surface area.

Description	Balance sheet line item	Cost
Land held for sale	Asset held for sale	$3,389,278
Infinite Loop™ manufacturing facility	Property, plant and equipment, net	1,401,858
		$4,791,136

6. Property, Plant and Equipment

	As at February 28, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,952,345	$(266,434)	$1,685,911
Land	1,644,084	-	1,644,084
Building and Land Improvements	3,049,892	(858,342)	2,191,550
Office equipment and furniture	298,141	(126,824)	171,317
	$6,944,462	$(1,251,600)	$5,692,862

	As at February 28, 2021
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,954,345	(201,589)	1,752,756
Land	241,578	-	241,578
Building and Land Improvements	1,804,872	(474,114)	1,330,758
Machinery and equipment	6,514,252	(6,514,252)	-
Office equipment and furniture	292,946	(104,987)	187,959
	$10,807,993	$(7,294,942)	$3,513,051

Depreciation expense amounted to $478,581 for the year ended February 28, 2022 (2021 - $733,831).

On May 27, 2021, the Company acquired a parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The Company is using a portion of the property for the construction of a commercial facility to manufacture Loop™ branded PET resin using its Infinite Loop™ technology. The excess land is classified as asset held for sale, as described in Note 5.

During the year ended February 28, 2022, the Company incurred civil construction costs of $1,138,947 for site preparation on the Bécancour land for the planned commercial facility.

During the year ended February 28, 2021, the Company recorded write-down and impairment expenses of $5,043,119, due to the decision to dedicate the Terrebonne Facility to brand activation, initial customer volumes and Infinite Loop™ demonstration, research and development activities, therefore foregoing any alternative future use of its machinery and equipment assets contained within the Terrebonne Facility. As such, the carrying value of the machinery and equipment was written off resulting in an expense of $5,034,606 being recognized in the year ended February 28, 2021. With the decision to dedicate the Terrebonne Facility to research and development activities, future costs associated with operating and maintaining the Terrebonne Facility are in the scope of ASC 730, Research and Development Costs, and are recognized as a research and development expense in the consolidated statements of operations and comprehensive loss in the period they are incurred.

7. Intangible Assets

	As at February 28,	As at February 28,
	2022	2021

Patents, at cost – beginning of year	$859,048	$225,174
Patents, accumulated depreciation – beginning of year	(64,154)	(22,310)
Patents, net – beginning of year	794,894	202,864

Additions in the year – patents	294,955	623,811
Amortization of patents	(76,214)	(41,844)
Foreign exchange effect	166	10,063
Patents, net – end of year	$1,013,801	$794,894

During the year ending February 28, 2022, the Company continued to develop its next Generation II (“GEN II”) technology and filed various patents in jurisdictions around the world. On April 9, 2019, the first GEN II U.S. patent was issued.

The GEN II technology portfolio currently consists of four patent families for which the company has four issued U.S. patents, one allowed U.S. application and three pending U.S. applications. Internationally, the Company also has issued patents in Algeria, Bangladesh for certain aspects of the technology and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, Singapore, South Korea, and various other countries. All patents and patent applications, if granted are expected to expire between 2037 and 2040, not including any patent term extension.

Amortization expense is recorded as an operating expense in the consolidated statements of operations and comprehensive loss and amounted to $76,214 for the year ended February 28, 2022 (2021 - $41,844).

8. Financial Instruments and Management of Financial Risk

Carrying values and fair values

The following table presents the fair value of the Company’s financial liabilities at February 28, 2022 and February 28, 2021:

	Fair Value as at February 28, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,378,403	$3,392,600	Level 2

	Fair Value at February 28, 2021
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$2,454,123	$2,464,540	Level 2

The fair value of cash, sales tax, tax credits and other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

Currency Risk

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

We mainly finance our operations through the sale and issuance of shares of common stock of Loop Industries, Inc. in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Additionally, we are planning a commercial development project in Bécancour, Québec which is expected to involve the purchase of various equipment primarily in Canadian dollars and U.S. dollars. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies and income taxes) are denominated in Canadian dollars.

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

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 28, 2022 and February 28, 2021 were as follows:

	February 28, 2022	February 28, 2021
Trade accounts payable	$4,397,499	$5,082,736
Accrued loss contingency for legal settlement (Note 22)	2,519,220	-
Accrued employee compensation	1,254,685	970,154
Accrued engineering fees	774,423	535,359
Accrued professional fees	526,685	1,270,628
Other accrued liabilities	374,303	265,988
	$9,846,815	$8,124,865

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

Under the Joint Venture Agreement, Indorama Ventures is contributing manufacturing knowledge and Loop is required to contribute its proprietary technology. Specifically, the Company contributed an exclusive worldwide royalty-free license to ILT to use its proprietary technology to produce 100% sustainably produced PET resin and polyester fiber.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to February 28, 2022. During the year ended February 28, 2022, we made no contributions to ILT (2021 – $650,000). These contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which were capitalized in ILT.

In the years ended February 28, 2021 and 2022, the Company achieved significant advancements in its engineering design independently from that which was accomplished in ILT. Due to these advancements, during the fourth quarter of fiscal 2022, the Company assessed that the value of the engineering design costs capitalized in ILT were obsolete and no longer recoverable. Therefore, the Company recorded a loss of $1,119,078 on its investment in ILT during the year ended February 28, 2022, representing the Company’s 50% portion of the impairment of engineering design costs capitalized in ILT. As at February 28, 2022, the carrying value of the equity investment was $380,922 (2021 – $1,500,000), which represents 50% of the cash balance in ILT.

To conform with the terms of the SK strategic partnership described in Note 13, on June 18, 2021, the Company, Loop Innovations, LLC, a wholly-owned subsidiary of the Company (“Loop Innovations”), Indorama Ventures Holdings LP (“Indorama”) and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended (i) the Limited Liability Company Agreement between Loop Innovations, LLC and Indorama Ventures Holdings LP (the “LLC Agreement”), (ii) the Marketing Agreement between the Company and Indorama Loop Technologies, LLC (the “Marketing Agreement”) and (iii) the License Agreement between the Company and the Indorama Joint Venture Company (the “License Agreement”), each dated September 24, 2018 (collectively such amendments, the “Indorama Joint Venture Amendments”).

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

11. Long-Term Debt

	February 28, 2022	February 28, 2021
Investissement Québec financing facility:
Principal amount	$3,622,618	$1,741,612
Unamortized discount	(352,038)	(268,192)
Accrued interest	107,823	42,588
Total Investissement Québec financing facility	3,378,403	1,516,008
Term loan
Principal amount	-	938,116
Less: current portion	-	(938,116)
Total term loan, net of current portion	-	-
Long-term debt, net of current portion	$3,378,403	$1,516,008

Investissement Québec financing facility

On February 21, 2020, the Company received $1,739,828 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,622,618 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $36,226 (CDN$46,000) to Investissment Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

On August 26, 2021, the Company received $1,882,789 (CDN$2,390,766) from Investissement Québec as the second disbursement of the Financing Facility, the balance of the total amount available under the Financing Facility. The second disbursement bears the same interest rate and repayment terms as the first disbursement. The Company established the fair value of the loan for the first disbursement at $1,750,395 based on a discount rate of 3.95%, which reflected a debt discount of $139,390. The discount rate used was based on the external financing from a Canadian bank. There were no fees associated with the second disbursement. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded interest expense on the Investissement Québec loan for the year ended February 28, 2022 in the amount of $65,908 respectively (2021 – $39,599) and an accretion expense of $55,332 (2021 – $36,847).

The Company also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $362,262 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection with the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. In connection with the second disbursement of the Financing Facility, the Company issued a warrant (“Second Disbursement Warrant”) to acquire 17,180 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $69,323 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First and Second Disbursement Warrants remain outstanding as at February 28, 2022.

Term Loan

On January 24, 2018, the Company obtained a $1,102,536 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bore interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan was repayable in monthly payments of $4,594 (CDN$5,833) plus interest. In January 2022, the Company repaid the remaining balance of the Loan in full. During the year ended February 28, 2022, we repaid $937,156 (2021 – $50,585) on the principal balance of the Loan and interest paid amounted to $32,791 (2021 – $38,157).

Principal repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2023	$-
February 29, 2024	517,508
February 28, 2025	517,508
February 29, 2026	517,508
February 28, 2027	517,508
Thereafter	1,552,586
Total	$3,622,618

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

During the year ended February 28, 2017, it became probable that the first milestone would be met. Accordingly, 1,000,000 performance incentive shares of common stock with a fair value of $800,000 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the year ended February 28, 2017 based on the grant date fair value. The 1,000,000 performance incentive shares of common stock were replaced by vested restricted stock units, of which 200,000 were settled in October 2019, 2020 and 2021, each.

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement. The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer of PET plastic that is simpler to purify.

As at February 28, 2022, 3,400,000 (2021 – 3,600,000) of Mr. Solomita’s RSUs were outstanding of which 400,000 were vested (2021 – 600,000). The vested units are settled annually in tranches of 200,000 units. The unvested 3,000,000 RSUs would be forfeited if Mr. Solomita left the Company, except in the case of termination without cause or resignation for good reason, in which case he would receive 50% of the unvested RSUs at the time of termination, or 100% in the case of termination without cause or resignation for good reason within 24 months after a change in control. During the years ended February 28, 2022 and February 28, 2021, no outstanding milestones were probable of being met and, accordingly, the Company did not record any additional stock-based compensation expense. When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita’s ownership of 19,210,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 75.8% of the voting control of the Company.

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

Common Stock

For the year ended February 28, 2022	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	231,660	24
Issuance of shares for cash	4,714,813	471
Issuance of shares upon exercise of warrants	11,666	1
Issuance of shares upon exercise of options	16,226	2
Balance, February 28, 2022	47,388,056	$4,740

For the year ended February 28, 2021	Number of shares	Amount
Balance, February 29, 2020	39,910,774	$3,992
Issuance of shares for cash	2,087,000	209
Issuance of shares upon the exercise of warrants	190,529	19
Issuance of shares upon settlement of restricted stock units	225,388	22
Balance, February 28, 2021	42,413,691	$4,242

During the year ended February 28, 2022, the Company recorded the following common stock transactions:

(i)	The Company issued 231,660 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 4,714,813 shares of its common stock, with warrants, at an aggregate offering price of $12.00 per share for total gross proceeds of $56,577,756 and net proceeds of $56,049,167.
(iii)	The Company issued 11,666 shares of its common stock upon the exercise of a warrant.
(iv)	The Company issued 16,226 shares of its common stock upon the exercise of stock options.

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

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and SK geo centric, Ltd, an accredited investor (the “Purchaser”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser the following securities on July 29, 2021 for an aggregate purchase price of $56.5 million (collectively, the “SKGC Investment”):

•	an aggregate of 4,714,813 shares (the “Shares”) of the Company’s common stock (the “Common Stock”);
•	warrants to purchase 4,714,813 shares of Common Stock for an exercise price of $15.00 (the “First Tranche Warrants”), with an expiration date of the third anniversary of the issue date;
•

warrants to purchase 2,357,407 shares of Common Stock for an exercise price of $20.00 (the “Second Tranche Warrants”), with an expiration date of the earlier of (A) the date that is the third anniversary of the start of construction of the JV’s first facility, (B) 18 months after the date both parties have approved the basic design package to be used for the JV facilities, provided that the agreements to form the JV have not been executed by that date, and (C) the third anniversary of the date that both parties approved the basic design package to be used for the JV facilities, provided that the start of construction of the JV’s first facility has not occurred as of such date; and

•	warrants to purchase 461,298 shares of Common Stock for an exercise price of $11.00, with an expiration date of June 14, 2022 (the “Third Tranche Warrants,” and together with First Tranche Warrants and the Second Tranche Warrants, the “Warrants”).

The Purchaser may exercise the First Tranche Warrant at any time beginning on January 29, 2022 and the Second Tranche Warrant at any time on or after the later to occur of (i) January 29, 2022 and (ii) the first business day following the First Plant Milestone (as defined in the Second Tranche Warrant) prior to its expiration date. The Purchaser may exercise the Third Tranche Warrant at any time prior to June 14, 2022. Please see Note 18 for further details related to outstanding warrants.

The table below summarizes the allocation of the aggregate purchase price, net of issuance costs, based on the relative fair-value of the components at the grant date:

Common stock	$34,622,854
First Tranche Warrants	13,158,981
Second Tranche Warrants	7,167,195
Third Tranche Warrants	1,135,274
$56,084,304

The fair value of the warrants was determined using the Black-Scholes model. The principal components of the pricing model were as follows:

	First Tranche Warrants	Second Tranche Warrants	Third Tranche Warrants
Exercise price	$15	$20	$11
Risk-free interest rate	0.37%	0.60%	0.07%
Expected dividend yield	0%	0%	0%
Expected volatility	78.08%	74.35%	93.34%
Expected life	2.5 years	4.09 years	0.88 years

After the closing of the SKGC Investment, the Purchaser owns approximately 10.0% of the issued and outstanding Common Stock as of that date.

14. Research and Development Expenses

Research and development expenses for the years ended February 28, 2022 and February 28, 2021 were as follows:

	February 28, 2022	February 28, 2021
Machinery and equipment expenditures	$9,549,802	$6,149,075
Employee compensation	7,259,640	4,457,125
External engineering	7,307,363	5,655,997
Plant and laboratory operating expenses	2,649,133	1,852,615
Other	970,487	572,202
	$27,736,425	$18,687,014

15. General and Administrative Expenses

General and administrative expenses for the years ended February 28, 2022 and February 28, 2021 were as follows:

	February 28, 2022	February 28, 2021
Professional fees	$4,247,859	$4,613,717
Employee compensation(1)	3,298,610	4,389,219
Insurance	4,267,927	2,072,647
Other	978,043	464,757
	$12,792,439	$11,540,340

(1)

Includes stock-based compensation expense. In the year ended February 28, 2022, the Company accounted for RSU forfeitures for an amount of $935,837 (2021 – $4,005), which was recorded as a reversal of stock-based compensation expense.

16. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 28, 2022 and February 28, 2021:

	2022		2021
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of year	1,587,081	$6.81	1,587,081	$6.81
Granted	-	-	-	-
Exercised	(17,081)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of year	1,570,000	$6.87	1,587,081	$6.81
Exercisable, end of year	1,311,667	$7.57	1,181,248	$7.19

	2022		2021
Exercise price	Number of stock options outstanding	Weighted average remaining life (years)	Number of stock options outstanding	Weighted average remaining life (years)
$0.80	490,000	3.75	507,081	4.75
$5.25	380,000	5.49	380,000	6.49
$12.00	700,000	5.54	700,000	6.54
Outstanding, end of year	1,570,000	4.97	1,587,081	5.96
Exercisable, end of year	1,311,667	5.13	1,181,248	6.06

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the years ended February 28, 2022 and February 28, 2021.

During the year ended February 28, 2022, stock-based compensation expense attributable to stock options amounted to $1,513,211 (2021 – $2,212,078).

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 28, 2022 and February 28, 2021:

	2022		2021
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of year	4,210,520	$1.98	4,218,802	$1.60
Granted	353,219	10.15	239,611	9.74
Settled	(231,660)	1.90	(225,388)	1.80
Forfeited	(313,512)	7.97	(22,505)	12.27
Outstanding, end of year	4,018,567	$7.42	4,210,520	$1.98
Outstanding vested, end of year	537,966	$3.28	691,327	$2.07

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on closing share price at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 28, 2022, stock-based compensation attributable to RSUs amounted to $549,155 (2021 - $1,378,106). During the year ended February 28, 2022, the Company recorded a reversal of expenses for forfeitures for a total of $963,022 (2021 – $4,005).

Stock-Based Compensation Expense

During the years ended February 28, 2022 and February 28, 2021, stock-based compensation included in research and development expenses amounted to $1,536,734 and $1,417,004 respectively, and in general and administrative expenses amounted to $525,632 and $2,257,622 respectively.

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the years ended February 28, 2022 and February 28, 2021:

	2022	2021
	Number of units	Number of units
Outstanding, beginning of year	1,083,412	1,300,518
Share reserve increase	-	-
Units granted	(353,219)	(239,611)
Units forfeited	313,512	22,505
Units expired	-	-
Outstanding, end of year	1,043,705	1,083,412

18. Warrants

The following table summarizes the continuity of warrants during the years February 28, 2022 and February 28, 2021:

	2022		2021
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	4,133,720	$10.99	5,059,331	$10.89
Issued	7,550,698	16.31	25,000	9.43
Exercised	(25,000)	9.43	(190,529)	8.68
Expired	-	-	(760,082)	10.83
Outstanding, end of year	11,659,418	$14.44	4,133,720	$10.99

The expiration dates of the warrants outstanding as at February 28, 2022 are as follows:

	2022
	Number of warrants	Weighted average exercise price
June 14, 2022	4,554,865	$11.00
February 21, 2023	15,153	11.00
July 29, 2024	4,714,813	15.00
(1)	2,357,407	20.00
February 21, 2023	17,180	11.00
Outstanding, end of year	11,659,418	$14.44

(1)

Warrant granted to SK geo centric, Ltd. in the transaction described in Note 13:

Expiration date is the earlier of (A) the date that is the third anniversary of the start of construction of the JV’s first facility, (B) 18 months after the date both parties have approved the basic design package to be used for the JV facilities, provided that the agreements to form the JV have not been executed by that date, and (C) the third anniversary of the date that both parties approved the basic design package to be used for the JV facilities, provided that the start of construction of the JV’s first facility has not occurred as of such date.

19. Interest and Other Finance Costs

Interest and other finance costs for the years ended February 28, 2022 and February 28, 2021 are as follows:

	2022	2021
Interest on long-term debt	$98,700	$77,756
Accretion expense	55,332	36,847
Other	287	(32,607)
	$154,319	$81,996

20. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	February 28, 2022	February 28, 2021
U.S. operations	$(12,690,909)	$(7,126,988)
Foreign operations	(32,230,047)	(29,217,935)
Loss before taxes	$(44,920,956)	$(36,344,923)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	February 28, 2022	February 28, 2021
Statutory Federal rate	21%	21%

Federal income tax at statutory rate	$(9,433,405)	$(7,632,436)
Effect of foreign jurisdiction	(1,803,016)	(1,433,653)
Non-deductible expenses	329,054	695,941
Tax credits related to research and development expenditures	(76,327)	(302,703)
Unrecognized tax benefit of net operating losses and other available deductions	10,983,694	8,672,851
Effective income tax expense	$-	$-

Current	$-	$-
Deferred	$-	$-

On March 27, 2020, the US government signed the Coronavirus Aid, Relief and Economic Security (“CARES”) Act into law, a relief package to provide support to individuals, businesses and government organizations during the COVID-19 pandemic. The income tax provisions contained in the CARES Act are not likely to have an impact for the Company.

The Company has net operating loss carry forwards of approximately $30,316,049 (2021 – $22,043,030) for U.S. Federal income tax purposes expiring between 2035 and 2038, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately $59,310,541 (CDN$74,288,683), 2021 – $34,715,320 (CDN$43,953,067), and $61,353,534 (CDN$76,847,608), 2021 – $35,224,105 (CDN$44,597,239), respectively, expiring between 2037 and 2042. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,241,297 and $8,860,563, respectively, for the years ended February 28, 2022 and February 28, 2021. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $5,998,338 (CDN$7,616,689), 2021 - $3,678,832 (CDN$4,657,769), of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 28, 2022	February 28, 2021
Deferred tax assets
Canada net operating loss carry forward	$15,735,374	$9,258,070
U.S. net operating loss carry forward	6,366,370	4,629,036
Accrual and reserves	938,918	335,742
Intangibles	175,077	123,711
Property, plant and equipment	3,599,781	2,482,633
Research and development expenditures and credits	2,711,560	1,778,078
Basis in partnership	235,006	-
Other	698	698
Deferred tax assets	29,762,784	18,607,968
Deferred tax liabilities
Property, plant and equipment	-	-
Intangibles	(267,813)	(211,049)
Accrual and reserves		(64,112)
Research and Development and Investment tax credits	-	-
Unrealized foreign exchange	-	-
Other	(165,778)	(244,911)
Deferred tax liabilities	(433,591)	(520,072)

Deferred tax assets, net	29,329,193	18,087,896
Valuation allowance	(29,329,193)	(18,087,896)
Deferred tax assets, net	$-	$-

Assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. Management does not believe that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to its deferred tax assets. Accordingly, the Company has provided for a valuation allowance of the Company’s deferred tax asset.

The tax years subject to examination by major tax jurisdiction include the years ended February 28, 2018 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years ended February 29, 2018 and forward for the Canadian jurisdiction.

21. Commitments and Contingencies

Agreement to purchase of machinery and equipment

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8,546,000 over the next 9 months, subject to various terms and conditions. Pursuant to the agreement, the Company has paid a cash deposit of $2,136,500.

Contingencies

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-0838-NSR (“Tremblay Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Other Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-NSR. The complaint allegations are similar in nature to those in the Tremblay Class Action.

On January 4, 2021, the United States District Court for the Southern District of New York consolidated the two proposed class-action lawsuits as In re Loop Industries, Inc. Securities Litigation, Master File No. 7:20-cv-08538-NSR. Sakari Johansson and John Jay Cappa were appointed as Co-Lead Plaintiffs and Glancy Prongay & Murray LLP and Pomerantz LLP were appointed as Co-Lead Counsel for the class.

Plaintiffs served a consolidated amended complaint on February 18, 2021, which alleges that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss was served on June 11, 2021.

As discussed in Note 22, On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of the consolidated class action lawsuit, and recorded a contingency loss of $2,519,220 in the year ended February 28, 2022.

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (“the Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleges that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff seeks unspecified damages stemming from losses he claims to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations. The authorization hearing was held on February 24, 2022 and the matter is currently under advisement.

Management believes that this case lacks merit and intends to defend it vigorously. No amounts have been provided for in the consolidated financial statements with respect to this claim. Management has not yet determined what effect this lawsuit may have on its financial position or results of operations as it is still in the preliminary stages.

22. Subsequent Events

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of the Tremblay Class Action described in Note 21 above, and, on March 4, 2022, advised the Court of the agreement to settle. The agreement, which is subject to certain conditions, including court approval, requires the Company to pay $3.1 million to the plaintiff class. The Company’s total cash contribution to the settlement and outstanding legal fees related to the lawsuit, combined, will be approximately $2.52 million. The remainder of the settlement will be paid by the Company’s D&O insurance carriers. As a result, the Company recorded a contingency loss of $2,519,220 which was included in accounts payable and accrued liabilities at February 28, 2022.

The settlement agreement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures over financial reporting as of February 28, 2022 were effective.

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

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2022. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 28, 2022 was effective.

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

Our Board of Directors adopted a Code of Ethics for all of our directors, officers and employees on January 25, 2017. A copy of our Code of Ethics is available under Corporate Governance Documents in the Investors section of our website, and via the following hyperlink: http://www.loopindustries.com/cms/documents/. To date, there have been no waivers under our Code of Ethics. We will post waivers, if and when granted, of our Code of Ethics on our website at www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

			Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.

2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 8, 2019	4.1
4.2	Form of Amendment No. 1 to the January 15, 2019 Note Purchase Agreement, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.1
4.3	Form of Amendment to 2019 Warrant, dated April 4, 2019.	8-K	001-38301	April 10, 2019	4.2
4.4	Form of Amendment and Conversion Agreement, dated April 5, 2019.	8-K	001-38301	April 10, 2019	4.3
4.5	Form of Amendment to November 2018 Warrant, dated April 8, 2019.	8-K	001-38301	April 10, 2019	4.4
4.6	Form of Convertible Promissory Note, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.1
4.7	Form of Warrant, dated January 15, 2019 (under Note and Warrant Purchase Agreement).	8-K	001-38301	January 16, 2019	4.2
4.8	Form of Note and Warrant Purchase Agreement, dated November 13, 2018.	8-K	001-38301	November 13, 2018	4.1
4.9	Form of Note, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-38301	November 13, 2018	4.2
4.10	Form of Warrant, dated January 11, 2018	8-K	001-38301	January 18, 2018	4.1
4.11	Investors Rights Agreement, by and between SK Global Chemical Co., LTD, Loop Industries, Inc., and Daniel Solomita	S-3	333-258982	August 20, 2021	4.1
4.12	Form of Indenture	S-3	333-258982	August 20, 2021	4.2
4.13	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.2
4.14	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.3
4.15	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.4

10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Master Services Agreement, dated September 1, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.5
10.6	Purchase and Sale Agreement, by and between 8198381 Canada Inc. and Loop Canada Inc. (formerly 9449507 Canada Inc.)	10-K	000-54786	May 30, 2017	10.7
10.7†	Agreement for Services, dated February 28, 2017, by and between Loop Industries, Inc. and Drinkfinity USA, Inc.	10-K	000-54768	May 30, 2017	10.8
10.8	Articles of Merger of Loop Holdings, Inc. into Loop Industries, Inc.	10-K	000-54768	May 30, 2017	10.9
10.9	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.10	Securities Purchase Agreement, dated February 27, 2019, by and between Loop Industries, Inc. and the purchaser identified therein.	8-K	001-8301	February 28, 2019	10.1
10.11	Form of Note and Warrant Purchase Agreement, dated January 15, 2019.	8-K	001-8301	January 16, 2019	10.1
10.12	Form of Warrant, dated November 13, 2018 (under Note and Warrant Purchase Agreement).	8-K	001-8301	November 13, 2018	10.1
10.13	Terms and Conditions Agreement, dated October 9, 2018, by and between Loop Industries, Inc. and Pepsi-Cola Advertising and Marketing, Inc.	8-K	001-8301	October 15, 2018	10.1
10.14	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.15	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.16	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3
10.17	Form of Common Stock Subscription Agreement	8-K	001-8301	January 18, 2018	10.1

10.18	Employment Agreement, dated December 19, 2018, by and between Loop Canada Inc. and Nelson Gentiletti.	10-K	000-54768	May 8, 2019	10.35
10.19	Employment Agreement May 28, 2019 by and between Loop Canada Inc. and Michel Megelas.	10-K	000-54768	May 5, 2020	10.21
10.20	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.21	Employment Agreement, dated February 23, 2021, by and between Loop Canada Inc. and Thomas Andrew (Drew) Hickey.	10-K	000-54768	June 1, 2021	10.21
10.22	Deed of sale of 7000 boulevard Raoul-Duchesne, Bécancour, Québec, dated May 27, 2021	10-K	000-54768	June 1, 2021	10.22
10.23	Amendment to Joint Venture Agreements dated June 18, 2021 by and between the Company, Indorama Ventures Holdings LP and other parties thereto	10-Q	000-54768	July 15, 2021	10.1
10.24	Securities Purchase Agreement dated June 22, 2021 by and between SK Global Chemical Co. LTD.	10-Q	000-54768	July 15, 2021	10.2
14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 30, 2017	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

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

LOOP INDUSTRIES, INC.

Date: May 26, 2022	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

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

Date: May 26, 2022	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 26, 2022	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 26, 2022	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 26, 2022	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: May 26, 2022	By:	/s/ Jonghyuk Lee
	Name:	Jonghyuk Lee
	Title:	Director

Date: May 26, 2022	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director

Date: May 26, 2022	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

