Form 10-Q
period 2022-05-31
Loop Industries, Inc.
filed 2022-07-13
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As at July 12, 2022, there were 47,400,709 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three months ended May 31, 2022

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As at
	May 31, 2022	February 28, 2022

Assets
Current assets
Cash and cash equivalents	$32,400,737	$44,061,427
Sales tax, tax credits and other receivables (Note 3)	1,126,151	1,716,262
Prepaid expenses and deposits (Note 4)	3,773,125	2,965,646
Assets held for sale (Note 5)	3,402,677	3,389,279
Total current assets	40,702,690	52,132,614
Investment in joint venture	380,922	380,922
Property, plant and equipment, net (Note 6)	5,580,748	5,692,862
Intangible assets, net (Note 7)	1,067,398	1,013,801
Total assets	$47,731,758	$59,220,199

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$7,849,416	$9,846,815
Current portion of long-term debt (Note 10)	129,889	-
Total current liabilities	7,979,305	9,846,815
Long-term debt (Note 10)	3,301,869	3,378,403
Total liabilities	11,281,174	13,225,218

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,400,709 shares issued and outstanding (February 28, 2022 – 47,388,056) (Note 12)	4,741	4,740
Additional paid-in capital	158,863,011	150,396,704
Additional paid-in capital – Warrants	30,272,496	30,272,496
Accumulated deficit	(152,588,865)	(134,582,926)
Accumulated other comprehensive loss	(100,799)	(96,033)
Total stockholders' equity	36,450,584	45,994,981
Total liabilities and stockholders' equity	$47,731,758	$59,220,199

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	May 31, 2022	May 31, 2021
Revenue	$-	$-

Expenses :
Research and development (Note 13)	6,800,484	8,637,905
General and administrative (Notes 14)	11,036,641	3,160,571
Depreciation and amortization (Notes 6 and 7)	138,541	132,001
Interest and other financial expenses (Note 18)	41,329	30,588
Interest income	(13,193)	(9,761)
Foreign exchange loss	2,137	206,060
Total expenses	18,005,939	12,157,364

Net loss	(18,005,939)	(12,157,364)

Other comprehensive loss -
Foreign currency translation adjustment	(4,766)	206,815
Comprehensive loss	$(18,010,705)	$(11,950,549)

Net Loss per share
Basic and diluted	$(0.38)	$(0.29)
Weighted average common shares outstanding
Basic and diluted	47,400,571	42,433,107

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

	Three months ended May 31, 2021
	Common stock		Preferred stock			Additional		Accumulated Other
	par value $0.0001		par value $0.0001		Additional	Paid-in		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Income (Loss)	Stockholders’ Equity
Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524
Issuance of shares upon the vesting of restricted stock units (Note 15)	19,629	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	549,318	-	-	-	549,318
Restricted stock units issued (forfeited) for services (Note 15)	-	-	-	-	(548,961)	-	-	-	(548,961)
Foreign currency translation	-	-	-	-	-	-	-	206,815	206,815
Net loss	-	-	-	-	-	-	(12,157,364)	-	(12,157,364)
Balance, May 31, 2021	42,433,320	$4,244	1	$-	$113,663,032	$8,826,165	$(101,819,334)	$200,225	$20,874,332

	Three months ended May 31, 2022
	Common stock		Preferred stock			Additional		Accumulated Other
	par value $0.0001		par value $0.0001		Additional	Paid-in		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Income (Loss)	Stockholders’ Equity
Balance, February 28, 2022	47,388,056	$4,740	1	$-	$150,396,704	$30,272,496	$(134,582,926)	$(96,033)	$45,994,981
Issuance of shares upon the vesting of restricted stock units (Note 15)	12,653	1	-	-	(1)	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	317,140	-	-	-	317,140
Restricted stock units issued for services (Note 15)	-	-	-	-	8,149,168	-	-	-	8,149,168
Foreign currency translation	-	-	-	-	-	-	-	(4,766)	(4,766)
Net loss	-	-	-	-	-	-	(18,005,939)	-	(18,005,939)
Balance, May 31, 2022	47,400,709	$4,741	1	$-	$158,863,011	$30,272,496	$(152,588,865)	$(100,799)	$36,450,584

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(18,005,939)	$(12,157,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	138,541	132,001
Stock-based compensation expense (Note 15)	8,466,307	15,357
Accretion and accrued interest expenses (Note 18)	39,794	21,408
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	593,931	287,116
Prepaid expenses (Note 4)	(796,491)	(1,326,519)
Accounts payable and accrued liabilities (Note 9)	(2,012,387)	622,443
Net cash used in operating activities	(11,576,244)	(12,405,558)

Cash Flows from Investing Activities
Additions to property, plant and equipment (Note 6)	-	(4,867,007)
Additions to intangible assets (Note 7)	(69,247)	(52,319)
Net cash used in investing activities	(69,247)	(4,919,326)

Cash Flows from Financing Activities
Repayment of long-term debt (Note 10)	-	(14,496)
Net cash (used) provided by financing activities	-	(14,496)

Effect of exchange rate changes	(15,199)	154,491
Net decrease in cash	(11,660,690)	(17,184,889)
Cash, beginning of period	44,061,427	35,221,951
Cash, end of period	$32,400,737	$18,037,062

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$-	$9,178
Interest received	$13,193	$9,761

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three Months Ended May 31, 2022 and 2021

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022, filed with the SEC on May 27, 2022.  The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended May 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2023, or for any other period.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuing of operations, the realization of assets and the settlement of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

From inception to May 31, 2022, the Company has been in the development stage with no revenues, and with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at May 31, 2022, the Company has cash and cash equivalents of $32.40 million. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these consolidated financial statements.

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

The COVID-19 pandemic, as well as supply chain and geo-political disruptions, have affected business operations and planning for future commercial facilities to varying degrees for us and our customers, suppliers, vendors and other parties with whom we do business, and such disruptions are expected to continue for an indefinite period of time. The uncertain duration of these conditions has had and may continue to have an effect on our development and commercialization efforts.

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

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities. Research and development expenses relate primarily to process development and design, testing of pre-production samples, machinery and equipment expenditures for use in the small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”), compensation, and consulting and engineering fees.

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

For the three-month periods ended May 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2022, the potentially dilutive securities consisted of 1,570,000 outstanding stock options (2021 – 1,587,081), 4,090,775 outstanding restricted stock units (2021 – 4,149,125), and 11,659,418 outstanding warrants (2021 – 4,133,720).

Recently adopted accounting pronouncements

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at May 31, 2022 and February 28, 2022 were as follows:

	May 31, 2022	February 28, 2022
Sales tax	$679,490	$1,337,783
Research and development tax credits	431,688	313,599
Other receivables	14,973	64,880
	$1,126,151	$1,716,262

4. Prepaid Expenses and Deposits

Prepaid expenses and deposits as at May 31, 2022 and February 28, 2022 were as follows:

	May 31, 2022	February 28, 2022
Directors and officers insurance	$904,699	$-
Deposits on machinery and equipment	2,728,910	2,801,680
Other	139,516	163,966
	$3,773,125	$2,965,646

As at May 31, 2022, the Company had $2,728,910 (February 28, 2022 – $2,801,680) of non-refundable cash deposits on machinery and equipment. $593,602 (February 28, 2022 – $672,713) of the prepayments are on machinery and equipment that will be used in connection with the research and development activities at the Terrebonne Facility and will be expensed, and classified as research and development expenses in the period the equipment is received. The remainder of the prepayments of $2,135,308 (February 28, 2022 –$ 2,128,967) are non-refundable cash deposits on long-lead machinery and equipment that will be used in the planned Infinite Loop™ manufacturing facility in Bécancour, Québec.

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

Description	Balance sheet line item	Cost
Land held for sale	Asset held for sale	$3,402,677
Infinite Loop™ manufacturing facility	Property, plant and equipment, net	1,407,400
		$4,810,077

6. Property, Plant and Equipment

	As at May 31, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,960,062	$(283,814)	$1,676,248
Land	1,650,584	-	1,650,584
Building and Land Improvements	3,044,871	(959,879)	2,084,992
Office equipment and furniture	301,997	(133,073)	168,924
	$6,957,514	$(1,376,766)	$5,580,748

	As at February 28, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,952,345	$(266,434)	$1,685,911
Land	1,644,084	-	1,644,084
Building and Land Improvements	3,049,892	(858,342)	2,191,550
Office equipment and furniture	298,141	(126,824)	171,317
	$6,944,462	$(1,251,600)	$5,692,862

Depreciation expense for the three-month periods ended May 31, 2022 and 2021 amounted to $119,093 and $115,057, respectively, and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

During the three-month period ended May 31, 2021, the Company acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The Company intended use for the site is to construct a commercial facility to manufacture Loop™ branded PET resin using its Infinite Loop™ technology.

7. Intangible Assets

Intangible assets as at May 31, 2022 and February 28, 2022 were $1,067,398 and $1,013,801, respectively.

During the three-month periods ended May 31, 2022 and 2021, we made additions to intangible assets of $69,247 and $52,319, respectively.

Amortization expense for the three-month periods ended May 31, 2022 and 2021 amounted to $19,539 and $16,944, respectively, and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2022 and February 28, 2022:

	Fair Value as at May 31, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	3,431,758	3,445,328	Level 2

	Fair Value as at February 28, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,378,403	$3,392,600	Level 2

The fair value of cash, sales tax, tax credits and other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2022 and February 28, 2022 were as follows:

	May 31, 2022	February 28, 2021
Trade accounts payable	$3,613,904	$4,397,499
Accrued loss contingency for legal settlement (Note 18)	2,230,759	2,519,220
Accrued employee compensation	1,030,097	1,254,685
Accrued engineering fees	354,491	774,423
Accrued professional fees	298,133	526,685
Other accrued liabilities	322,032	374,303
	$7,849,416	$9,846,815

10. Long‑Term Debt

Long-term debt as of May 31, 2022 and February 28, 2022, was comprised of the following:

	May 31, 2022	February 28, 2022
Investissement Québec financing facility :
Principal amount	$3,636,939	$3,622,618
Unamortized discount	(335,753)	(352,038)
Accrued interest	130,572	107,823
Total Investissement Québec financing facility	3,431,758	3,378,403
Less: current portion of long-term debt	(129,889)	-
Long-term debt, net of current portion	$3,301,869	$3,378,403

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three-month period ended May 31, 2022 in the amount of $22,208 (2021 – $10,882) and an accretion expense of $17,586 (2021 – $10,526).

Principal repayments due on the Company’s bank indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2023	$-
February 29, 2024	519,554
February 28, 2025	519,554
February 28, 2026	519,554
February 28, 2027	519,554
Thereafter	1,558,723
Total	$3,636,939

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

During the three-month period ended May 31, 2022, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740,000 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the three-month period ended May 31, 2022 based on the grant date fair value. The 1,000,000 vested RSU’s are to be settled annually on October 15 of each year in five equal tranches of 200,000 units.

12. Stockholders’ Equity

Common Stock

For the period ended May 31, 2022	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$4,740
Issuance of shares upon settlement of restricted stock units	12,653	1
Balance, May 31, 2022	47,400,709	$4,741

For the period ended May 31, 2021	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	19,629	2
Balance, May 31, 2021	42,433,320	$4,244

During the three months ended May 31, 2022, the Company recorded the following common stock transaction:

(i)	The Company issued 12,653 shares of the common stock to settle restricted stock units that vested in the period.

During the three months ended May 31, 2021, the Company recorded the following common stock transaction:

(i)	The Company issued 19,629 shares of the common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended May 31, 2022 and 2021 were as follows:

	May 31, 2022	May 31, 2021
External engineering	$1,595,614	$2,903,448
Employee compensation	2,287,341	2,086,128
Machinery and equipment expenditures	1,889,656	2,622,892
Plant and laboratory operating expenses	744,541	691,537
Other	283,332	333,900
	$6,800,484	$8,637,905

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended May 31, 2022 and 2021 were as follows:

	May 31, 2022	May 31, 2021
Professional fees	$798,983	$1,631,451
Employee compensation(1)	8,784,553	461,405
Insurance	1,102,541	868,647
Other	350,564	199,068
	$11,036,641	$3,160,571

_________________

(1)

Includes stock-based compensation expense. During the three-month period ended May 31, 2022, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO, Daniel Solomita (Note 11). During the three-month period ended May 31, 2021, the Company accounted for RSU forfeitures for an amount of $935,837 as a reversal of stock-based compensation.

15. Share-based Payments

Stock Options

During the three-month period ended May 31, 2022, the Company granted no stock options (2021 – nil), no stock options were forfeited (2021 – nil) or exercised (2021 – nil) and no stock options expired (2021 – nil).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three-month periods ended May 31, 2022 and 2021.

The total number of stock options outstanding as at May 31, 2022 was 1,570,000 (2021 – 1,587,081) with a weighted average exercise price of $6.87 (2021 – $6.81), of which 1,336,667 were exercisable (2021 – 1,229,998) with a weighted average exercise price of $7.65 (2021 – $7.25).

During the three-month periods ended May 31, 2022 and 2021, stock-based compensation expense attributable to stock options amounted to $317,140 and $549,318, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended May 31, 2022, the Company granted 84,861 restricted stock units (“RSUs”) (2021 – 253,758) with a weighted average fair value of $6.00 (2021 – $8.85), settled 12,653 RSUs (2021 – 19,629) with a weighted average fair value of $13.04 (2021 – $9.02) and no RSUs were forfeited (2021 – 295,524 with a weighted average fair value of $7.93).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at May 31, 2022 was 4,090,775 (2021 – 4,149,125), of which 1,530,313 were vested (2021 – 696,327).

During the three-month periods ended May 31, 2022 and 2021, stock-based compensation attributable to RSUs amounted to $8,149,168 and ($533,961), respectively, and is included in operating expenses. During the three-month period ended May 31, 2022, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO, Daniel Solomita (Note 11). The net reversal in expenses attributable to RSUs in the three-month period ended May 31, 2021 was due to forfeitures accounted for in the period for a total of $935,837.

Stock-Based Compensation Expense

During the three-month periods ended May 31, 2022 and 2021, stock-based compensation included in research and development expenses amounted to $396,495 and $395,545, respectively, and in general and administrative expenses amounted to $8,069,813 and ($380,188), respectively. The amount recorded in general and administrative expenses for the three-month period ended May 31, 2022 includes $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO, Daniel Solomita (Note 11). The net reversal in stock-based compensation included in general and administrative expenses in the three-month period ended May 31, 2021 was due to forfeitures accounted for in the period for a total of $935,837.

16. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2022 and 2021, the Board of Directors opted to waive the annual share reserve increase. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the three-month periods ended May 31, 2022 and 2021:

	2022	2021
	Number of units	Number of units
Outstanding, beginning of period	1,043,705	1,083,412
Automatic share reserve increase	-	-
Units granted	(84,861)	(253,758)
Units forfeited	-	295,524
Units expired	-	-
Outstanding, end of period	958,844	1,125,178

17. Interest and Other Financial Expenses

Interest and other financial expenses for the three-month periods ended May 31, 2022 and 2021 are as follows:

	2022	2021
Interest on long-term debt	$22,208	$20,059
Accretion expense	17,586	10,529
Other	1,535	-
	$41,329	$30,588

18. Commitments and Contingencies

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

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of the Tremblay Class Action, and, on March 4, 2022, advised the Court of the agreement to settle.  The agreement, which is subject to certain conditions, including court approval, requires the Company to pay $3.1 million to the plaintiff class.  The Company’s total cash contribution to the settlement and outstanding legal fees related to the lawsuit, combined, will be approximately $2.52 million.  The remainder of the settlement will be paid by the Company’s D&O insurance carriers. As a result, the Company recorded a contingency loss of $2,519,220 which was included in accounts payable and accrued liabilities at February 28, 2022. As at May 31, 2022, the amount included in accounts payable and accrued liabilities related to the settlement was $2,230,759. The accrued loss contingency for legal settlement was reduced by legal costs incurred in the three-month period ended May 31, 2022 of $288,461.

On May 24, 2022, Lead Plaintiffs filed their motion for preliminary approval of the proposed class action settlement.  The motion is pending before the Court.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting and building our manufacturing facilities, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health-related concerns, such as the current outbreak of additional variants of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or recent class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

Industry Background and Market Opportunity

The global annual market demand for PET plastic and polyester fiber is expected to exceed $160 billion by 2022 as projected in the 2018 IHS Polymer Market Report. We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution and forge an international legally binding agreement by the end of 2024. In the last few years, governments in North America, Europe and Asia have been proposing and enacting laws and regulations mandating the use of minimum recycled content in packaging underlying the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

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

•	Ikea’s ambition is, that by 2030, all plastic used in their products will be based on renewable or recycled material;
•	Puma is aiming to increase the amount of recycled materials in their apparel and accessories products and by 2025, 75% of the polyester used in Puma products will be from recycled sources;
•

By 2025, Lululemon aims to achieve at least 75% sustainable materials for their products, including fibers that are recycled, renewable, regenerative, sourced responsibly and are manufactured using low-resource processes; and

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

Our Generation I technology (“GEN I”) is a hydrolysis-based depolymerization technology which yields purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”), two common monomers of PET. As the Company evaluated the transition of the GEN I technology from pilot scale to commercial scale, several challenges involving PTA and MEG purification were identified. To overcome the GEN I technology challenges, we embarked on the development of a second generation of our technology. Our Generation II technology (“GEN II”) is a methanolysis-based depolymerization technology that uses temperatures below 90 °C to depolymerize waste PET and polyester fiber. The low temperature offers several key advantages which the Company believes will improve its ability to commercialize the GEN II technology, including:

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

•	The GEN II technology uses only trace amounts of water, eliminates the need for a halogenated solvent, and uses a catalyst at low concentration.

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

To protect our technology and intellectual property rights, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks. We have two technology areas, referred to as GEN I technology and the GEN II technology, with patent claims relating to our technology for depolymerizing PET.

•

The GEN I technology portfolio has three issued U.S. patents, all expected to expire on or around July 2035. Internationally, the GEN I technology portfolio includes issued patents in China, the Eurasian Patent Organization, Europe, Japan, India, the Gulf Cooperation Council, and various other countries, and pending patent applications in Canada, Mexico, South Korea, and various other countries all expected to expire, if granted, on or around July 2036, not including any patent term extensions.

•	The GEN II technology portfolio currently consists of four patent families:

o

One family has two issued U.S. patents and a pending U.S. application, all expected to expire on or around September 2037. Internationally, this patent family has issued patents in Bangladesh and in Argentina, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around September 2038, if granted, not including any patent term extensions.

o

An additional aspect of the GEN II technology, as claimed in an issued U.S. patent, an allowed U.S. application, and a pending U.S. application, all expected to expire on or around June 2039. Internationally, this patent family includes issued or allowed patents in Morocco, Algeria, and Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted, not including any patent term extensions.

o

Another aspect of the GEN II technology, which is the subject of a pending U.S. application. Internationally, this patent family includes pending applications in Canada, Europe, India, Singapore, Papua New Guinea, Brazil, and South Africa. Any patents that would ultimately grant from this application would be expected to expire on or around March 2040, not including any patent term extensions.

o

Another aspect of the GEN II technology, which is the subject of an issued U.S. patent and a pending U.S. application, both expected to expire on or around March 2040. Internationally, this patent family includes an allowed application in Bangladesh and pending applications in Canada, China, Korea, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, and various other countries, all expected to expire on or around March 2040, if granted, not including any patent term extensions.

Loop owns registrations for its trademarks in Cambodia, Canada, the European Union, Taiwan, the United Kingdom, and the U.S. Loop also has pending applications in Canada, Indonesia, the U.S., and Vietnam.

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

Strategic Partnership with SK geo centric

Loop and SK geo centric Co., Ltd. (formerly known as SK global chemical Co. Ltd.) (“SKGC”) intend to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia, which accounts for approximately 60% of the world’s population and an estimated 70% of global PET consumption making it the largest market in terms of plastic manufacturing, consumption and waste. Under the terms of the Memorandum of Understanding (“MOU”) for the proposed joint venture, which was entered into in July, 2021, SKGC will own 51 percent of the joint venture and Loop will own 49 percent. Loop will also receive a recurring annual royalty fee as a percentage of revenue from each facility for the use of its technology. As of the date of the filing on this Annual Report on Form 10-Q, final joint venture agreements have not been entered into.

In addition, on June 22, 2021, Loop and SKGC concluded a definitive agreement for SKGC to become a strategic investor in Loop. Under this agreement, SKGC purchased 4,714,813 new treasury common shares of Loop at a price of $12 per share, for total consideration of $56.5 million. The equity investment transaction closed on July 29, 2021. SKGC was also granted warrants to acquire an additional 461,298 common shares at $11 per share with an expiration date of June 14, 2022, 4,714,813 common shares at a price of $15 per share with an expiration date of July 29, 2024, and a further 2,357,407 shares at $20 per share, conditional upon the timing of construction of the first Asian manufacturing facility.

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

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. On June 16, 2022, Loop, together with Suez and SKGC, announced that SKGC will become an equal partner in the strategic partnership.

The expanded partnership intends to combine SKGC's petrochemical manufacturing experience with SUEZ's resource management expertise and Loop's breakthrough proprietary technology to supply up to 70,000 M/T of virgin quality, 100% recycled PET plastic and polyester fiber to the European market. The planned Infinite Loop™ facility is contemplated to offer a solution to consumer goods companies which have committed to goals for significantly increased use of recycled content in their products and/or packaging and help to meet the growing demand for recycled PET resin and polyester fiber.

The three companies are reevaluating the optimal location for the planned European Infinite Loop™ manufacturing facility. We are working with our partners Suez and SKGC on acquiring the preferred project site, alignment of various levels of government support and additional steps for the project which include advancing permitting, site specific engineering, customer offtake contracts, feedstock and financing.

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

We made purchases of $1.89 million in machinery and equipment for the facility in the quarter ended May 31, 2022. We have completed the planned upgrades at the Terrebonne Facility which have increased its production capacity, giving us the opportunity to further support product campaigns with customers. In completing the upgrade of the Terrebonne facility to incorporate all key pieces of depolymerization equipment that will be used in the full-scale commercial facilities, we have achieved a key milestone in proving the effectiveness of our process.

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

Human Capital

As of May 31, 2022, we had 99 employees of which 35 work in research and development and 46 in engineering and operations.

Results of Operations

The following table summarizes our operating results for the three-month periods ended May 31, 2022 and 2021, in U.S. Dollars.

	Three months ended May 31,
	2022	2021	Change
Revenues	$-	$-	$-

Expenses
Research and development
Machinery and equipment expenditures	1,889,656	2,622,892	(733,236)
External engineering	1,595,614	2,903,448	(1,307,834)
Employee compensation	1,890,846	1,690,583	200,263
Stock-based compensation	396,495	395,545	950
Plant and laboratory operating expenses	744,541	691,537	53,004
Other	283,332	333,900	(50,568)
Total research and development	6,800,484	8,637,905	(1,837,421)

General and administrative
Professional fees	798,983	1,631,451	(832,468)
Employee compensation	714,740	845,035	(130,295)
Stock-based compensation	8,069,813	(383,630)	8,453,443
Directors and officers insurance	1,102,541	868,647	233,894
Other	350,564	199,068	151,496
Total general and administrative	11,036,641	3,160,571	7,876,070

Depreciation and amortization	138,541	132,001	6,540
Interest and other financial expenses	41,329	30,588	10,741
Interest income	(13,193)	(9,761)	(3,432)
Foreign exchange loss	2,137	206,060	(203,923)
Total expenses	18,005,939	12,157,364	5,848,575
Net loss	$(18,005,939)	$(12,157,364)	$(5,848,575)

First Quarter Ended May 31, 2022

The net loss for the three-month period ended May 31, 2022 increased $5.85 million to $18.01 million, as compared to the net loss for the three-month period ended May 31, 2021 which was $12.16 million. The increase is primarily due to increased general and administrative expenses of $7.88 million, partially offset by lower research and development expenses of $1.84 million.

The $7.88 million increase in general and administrative expenses for the three-month period ended May 31, 2022 was primarily attributable to increased stock-based compensation expense of $8.45 million, of which $7.74 million was related to the achievement of a performance milestone for 1,000,000 RSUs following the execution of a supply agreement with a customer. The increase in stock-based compensation for the three-month period ended May 31, 2022 was also attributable to RSU forfeitures for an amount of $0.94 million accounted for as a reversal of stock-based compensation in the three-month period ended May 31, 2021. These increases were partially offset by decreased professional fees of $0.83 million.

The $1.84 million decrease in research and development expenses for the three-month period ended May 31, 2022 was primarily attributable to the following:

•

$1.31 million decrease in external engineering expenses for our basic design package for the Infinite Loop™ full-scale manufacturing facilities, which was completed in the three-month period ended May 31, 2022;

•	$0.73 million decrease in purchases of machinery and equipment used at the Terrebonne facility.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

From inception to May 31, 2022, the Company has been in the development stage with no revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Although our liquidity position consists of cash and cash equivalents on hand of $32.40 million at May 31, 2022, our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2022 Annual Report on Form 10-K.

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

We have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3.64 million (CDN$4.60 million). We received the first disbursement in the amount of $1.75 million (CDN$2.21 million) on February 21, 2020 and the second disbursement in the amount of $1.89 million (CDN$2.39 million) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $0.36 million (CDN$0.46 million). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2022 and 2021 was as follows:

	Three Months Ended May 31,
	2022	2021
Net cash used in operating activities	$(11,576,244)	$(12,405,558)
Net cash used in investing activities	(69,247)	(4,919,326)
Net cash used by financing activities	-	(14,496)
Effect of exchange rate changes on cash	(15,199)	154,491
Net (decrease) increase in cash	$(11,660,690)	$(17,184,889)

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2022, we used $11.58 million in operations compared to $12.41 million during the three-month period ended May 31, 2021. The year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash Used in Investing Activities

During the three months ended May 31, 2022, we made investments in intangible assets of $0.07 million, particularly in our patent technology in the United States and around the world.

During the three months ended May 31, 2021, we made investments of $4.92 million in property, plant and equipment, primarily in connection with the purchase for $4.90 million of a parcel of Land in Bécancour, Québec for the construction of our first Infinite Loop™ manufacturing facility. During the three months ended May 31, 2021, we made investments in intangible assets of $0.05 million, particularly in its patent technology in the United States and around the world.

Net Cash (Used) Provided by Financing Activities

During the three months ended May 31, 2021, we repaid $0.01 million of long-term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2022.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

The information set forth under "Contingencies" in Note 18, Commitments and Contingencies, contained in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 27, 2022. No material changes to such risk factors have occurred during the three months ended May 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	08-May-19	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 13, 2022	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 13, 2022	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)

