Form 10-Q
period 2022-08-31
Loop Industries, Inc.
filed 2022-10-12
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As at October 11, 2022, there were 47,426,399 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Six months ended August 31, 2022

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As at
	August 31, 2022	February 28, 2022

Assets
Current assets
Cash and cash equivalents	$23,000,391	$44,061,427
Sales tax, tax credits and other receivables (Note 3)	1,803,898	1,716,262
Inventories (Note 4)	330,462	-
Prepaid expenses and deposits (Note 5)	4,000,012	2,965,646
Assets held for sale (Note 6)	3,282,515	3,389,279
Total current assets	32,417,278	52,132,614
Investment in joint venture	380,922	380,922
Property, plant and equipment, net (Note 7)	5,340,072	5,692,862
Intangible assets, net (Note 8)	1,081,704	1,013,801
Total assets	$39,219,976	$59,220,199

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$6,908,760	$9,846,815
Current portion of long-term debt (Note 11)	250,603	-
Total current liabilities	7,159,363	9,846,815
Long-term debt (Note 11)	3,099,019	3,378,403
Total liabilities	10,258,382	13,225,218

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,400,709 shares issued and outstanding (February 28, 2022 – 47,388,056) (Note 13)	4,741	4,740
Additional paid-in capital	169,300,723	150,396,704
Additional paid-in capital – Warrants (Note 18)	20,463,464	30,272,496
Accumulated deficit	(160,294,031)	(134,582,926)
Accumulated other comprehensive loss	(513,303)	(96,033)
Total stockholders' equity	28,961,594	45,994,981
Total liabilities and stockholders' equity	$39,219,976	$59,220,199

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
	2022	2021	2022	2021

Revenue	$135,428	$-	$135,428	$-

Expenses
Research and development (Note 14)	3,751,155	5,284,797	10,551,639	13,922,632
General and administrative (Note 15)	4,010,687	3,116,226	15,047,328	6,276,797
Depreciation and amortization (Notes 7 and 8)	138,100	140,770	276,642	272,770
Interest and other financial expenses (Note 19)	43,230	33,102	84,559	63,689
Interest income	(9,334)	(8,413)	(22,527)	(18,174)
Foreign exchange loss (gain)	(93,244)	(174,066)	(91,108)	32,066
Total expenses	7,840,594	8,392,416	25,846,535	20,549,780

Net Loss	(7,705,166)	(8,392,416)	(25,711,105)	(20,549,780)

Other comprehensive income (loss)
Foreign currency translation adjustment	(412,504)	(353,713)	(417,270)	(146,898)
Comprehensive income (loss)	$(8,117,670)	$(8,746,129)	$(26,128,375)	$(20,696,678)

Loss per share
Basic and Diluted	$(0.16)	$(0.19)	$(0.54)	$(0.47)

Weighted average common shares outstanding
Basic and Diluted	47,400,709	44,132,872	47,400,640	43,282,989

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended August 31, 2021
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, May 31, 2021	42,433,320	$4,244	1	$-	$113,663,032	$8,826,165	$(101,819,334)	$200,225	$20,874,332
Issuance of common shares and warrants for cash, net of share issuance costs (Note 13)	4,714,813	471	-	-	34,622,383	21,461,450	-	-	56,084,304
Issuance of warrants for financing facility (Note 11)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Note 16)	12,031	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	343,653	-	-	-	343,653
Restricted stock units issued for services (Note 16)	-	-	-	-	379,165	-	-	-	379,165
Foreign currency translation	-	-	-	-	-	-	-	(353,713)	(353,713)
Net loss	-	-	-	-	-	-	(8,392,416)	-	(8,392,416)
Balance, August 31, 2021	47,160,164	$4,717	1	$-	$149,008,231	$30,356,938	$(110,211,750)	$(153,488)	$69,004,648

	Three Months Ended August 31, 2022
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, May 31, 2022	47,400,709	$4,741	1	$-	$158,863,011	$30,272,496	$(152,588,865)	$(100,799)	$36,450,584
Expiration of warrants (Note 18)	-	-	-	-	9,809,032	(9,809,032)	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	312,460	-	-	-	312,460
Restricted stock units issued for services (Note 16)	-	-	-	-	316,220	-	-	-	316,220
Foreign currency translation	-	-	-	-	-	-	-	(412,504)	(412,504)
Net loss	-	-	-	-	-	-	(7,705,166)	-	(7,705,166)
Balance, August 31, 2022	47,400,709	$4,741	1	$-	$169,300,723	$20,463,464	$(160,294,031)	$(513,303)	$28,961,594

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended August 31, 2021
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524
Issuance of common shares and warrants for cash, net of share issuance costs (Note 13)	4,714,813	471	-	-	34,625,825	21,461,450	-	-	56,087,746
Issuance of warrants for financing facility (Notes 11)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Note 16)	31,660	4	-	-	(4)	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	892,971	-	-	-	892,971
Restricted stock units issued for services (Note 16)	-	-	-	-	(173,238)	-	-	-	(173,238)
Foreign currency translation	-	-	-	-	-	-	-	(146,898)	(146,898)
Net loss	-	-	-	-	-	-	(20,549,780)	-	(20,549,780)
Balance, August 31, 2021	47,160,164	$4,717	1	$-	$149,008,231	$30,356,938	$(110,211,750)	$(153,488)	$69,004,648

	Six Months Ended August 31, 2022
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance, February 28, 2022	47,388,056	$4,740	1	$-	$150,396,704	$30,272,496	$(134,582,926)	$(96,033)	$45,994,981
Issuance of shares upon the vesting of restricted stock units (Note 16)	12,653	1	-	-	(1)	-	-	-	-
Expiration of warrants (Note 18)	-	-	-	-	9,809,032	(9,809,032)	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	629,600	-	-	-	629,600
Restricted stock units issued for services (Note 16)	-	-	-	-	8,465,388	-	-	-	8,465,388
Foreign currency translation	-	-	-	-	-	-	-	(417,270)	(417,270)
Net loss	-	-	-	-	-	-	(25,711,105)	-	(25,711,105)
Balance, August 31, 2022	47,400,709	$4,741	1	$-	$169,300,723	$20,463,464	$(160,294,031)	$(513,303)	$28,961,594

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(25,711,105)	$(20,549,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 7 and 8)	276,642	272,770
Stock-based compensation expense (Note 16)	9,094,988	719,733
Accretion and accrued interest expenses (Note 19)	79,507	43,967
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	(143,010)	436,236
Inventory (Note 4)	(330,462)	-
Prepaid expenses and deposits (Note 5)	(1,146,544)	(365,769)
Accounts payable and accrued liabilities (Note 10)	(2,798,922)	(2,957,577)
Net cash used in operating activities	(20,678,906)	(22,400,420)

Cash Flows from Investing Activities
Additions to property, plant and equipment (Notes 6 and 7)	(58,428)	(5,010,982)
Additions to intangible assets (Note 8)	(141,404)	(90,591)
Net cash used in investing activities	(199,832)	(5,101,573)

Cash Flows from Financing Activities
Proceeds from sale of common shares and warrants, net of share issuance costs (Note 13)	-	56,087,746
Proceeds from issuance of long-term debt (Note 11)	-	1,894,877
Repayment of long-term debt (Note 11)	-	(27,740)
Net cash (used) provided by financing activities	-	57,954,883

Effect of exchange rate changes	(182,298)	(113,479)
Net increase (decrease) in cash	(21,061,036)	30,339,411
Cash, beginning of period	44,061,427	35,221,951
Cash, end of period	$23,000,391	$65,561,362

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$-	$19,720
Interest received	$22,527	$18,174

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2022 and 2021

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The Company, Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber. The Company is currently in the development stage with limited revenues.

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2023, or for any other period.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuing of operations, the realization of assets and the settlement of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

From inception to August 31, 2022, the Company has been in the development stage with limited revenues, and with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at August 31, 2022, the Company’s available liquidity was $25.67 million, consisting of cash and cash equivalents of $23.00 million and an undrawn senior loan facility from a Canadian bank. Additionally, the Company sold a portion of excess land on September 15, 2022 for net cash proceeds of $8.69 million as described in Note 21. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these consolidated financial statements.

The Company is currently evaluating financing options to move to the next stage of its strategic development and construct manufacturing plants in Canada, Europe and Asia. The Company’s ability to successfully commercialize its business and generate future revenues depends on whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs. The Company has committed a portion of its cash resources for certain long lead equipment in connection with the Bécancour project. The Company may enter into additional commitments to move the project ahead within its targeted construction timeframes. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s current operation and on its ability to execute its business plan.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into contracts with customers to sell Loop™ PET resin. These contracts include a single performance obligation, which is the delivery of Loop™ PET resin, and the transaction price is a fixed rate per delivered volume. Revenue is recognized when control of the product transfers to the customer, which is when product is delivered to the customer location.  Shipping and handling costs are accounted for as a fulfillment cost.

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

Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventory cost includes direct labor, cost of raw materials and production overhead.

The Company separates its inventories into three main categories: raw materials, work in process, and finished goods. The raw materials category includes goods used in the production process that have not yet entered the production process at the balance sheet date and mainly comprises chemicals and other process consumables. The work in process category includes goods that are in the production process at the balance sheet date and mainly comprises monomers that have not yet been polymerized into Loop™ branded PET resin. The finished goods category includes goods that have completed the production process and mainly comprises Loop™ branded PET resin.

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities. Research and development expenses relate primarily to process development and design, producing initial volumes of product for customers, testing of pre-production samples, machinery and equipment expenditures for use in the small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”), compensation, and consulting and engineering fees. Research and development costs are presented net of related tax credits and government grants.

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

For the six-month periods ended August 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2022, the potentially dilutive securities consisted of 1,570,000 outstanding stock options (2021 – 1,587,081), 4,128,718 outstanding restricted stock units (2021 – 4,170,278), and 7,104,553 outstanding warrants (2021 – 11,684,418).

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance”. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, (3) significant terms and conditions of the transactions, including commitments and contingencies. This update is effective for fiscal years beginning after December 15, 2021. The adoption of this accounting guidance did not impact the disclosures in our Consolidated Financial Statements.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, tax credits and other receivables as at August 31, 2022 and February 28, 2022 were as follows:

	August 31, 2022	February 28, 2022
Sales tax	$408,767	$1,337,783
Investment tax credits	756,644	-
Research and development tax credits	486,273	313,599
Other receivables	152,214	64,880
	$1,803,898	$1,716,262

4. Inventories

Inventories as at August 31, 2022 and February 28, 2022 were as follows:

	August 31, 2022	February 28, 2022
Work in process	$176,073	$-
Finished goods	111,939	-
Raw materials	42,450	-
	$330,462	$-

5. Prepaid Expenses and Deposits

Prepaid expenses as at August 31, 2022 and February 28, 2022 were as follows:

	August 31, 2022	February 28, 2022
Deposits on machinery and equipment	$3,917,877	$2,801,680
Other	82,135	163,966
	$4,000,012	$2,965,646

As at August 31, 2022, the Company had $3,917,877 (February 28, 2022 – $2,801,680) of non-refundable cash deposits on machinery and equipment. $510,727 (February 28, 2022 – $672,713) of the prepayments are on machinery and equipment that will be used in connection with the research and development activities at the Terrebonne Facility and will be expensed, and classified as research and development expenses in the period the equipment is received. The remainder of the prepayments of $3,407,150 (February 28, 2022 – $2,128,967) are non-refundable cash deposits on long-lead machinery and equipment that will be used in the planned Infinite Loop™ manufacturing facility in Bécancour, Québec.

6. Assets held for sale

On May 27, 2021, we acquired land in Bécancour, Québec for cash of $4.8 million (CDN $5.9 million), for which a portion of the land is the site of our planned Infinite Loop™ manufacturing facility. The excess land has been classified as an asset held for sale, with a carrying value at August 31, 2022 of $3,282,515, on the basis that management was committed to a plan to dispose of the excess land and at the balance sheet date, and considered the sale to be probable within one year. As disclosed in Note 21, the Company sold approximately two thirds of the land held for sale on September 15, 2022 for cash proceeds of $8,694,989.

The total purchase cost of the land has been allocated between the portion of land held for sale and the land being used for the Infinite Loop™ manufacturing facility based on surface area.

Description	Balance sheet line item	Cost
Land held for sale	Asset held for sale	$3,282,515
Infinite Loop™ manufacturing facility	Property, plant and equipment, net	1,357,699
		$4,640,214

7. Property, Plant and Equipment

Property, plant and equipment as at August 31, 2022 and February 28, 2022 were as follows:

	As at August 31, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,890,846	$(289,543)	$1,601,303
Land	1,592,295	-	1,592,295
Building and Land Improvements	3,004,130	(1,020,106)	1,984,024
Office equipment and furniture	296,474	(134,024)	162,450
	$6,783,745	$(1,443,673)	$5,340,072

	As at February 28, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,952,345	$(266,434)	$1,685,911
Land	1,644,084	-	1,644,084
Building and Land Improvements	3,049,892	(858,342)	2,191,550
Office equipment and furniture	298,141	(126,824)	171,317
	$6,944,462	$(1,251,600)	$5,692,862

Depreciation expense for the three- and six-month periods ended August 31, 2022 amounted to $117,486 and $236,488, respectively (2021– $121,733 and $236,790, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

During the three-month period ended May 31, 2021, the Company acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.8 million (CDN $5.9 million). The Company intends to use a portion of the site to construct a commercial facility to manufacture Loop™ branded PET resin using its Infinite Loop™ technology.

8. Intangible Assets

Intangible assets as at August 31, 2022 and February 28, 2022 were $1,081,704 and $1,013,801, respectively.

During the six-months periods ended August 31, 2022 and 2021, we made additions to intangible assets of $141,404 and $90,591, respectively.

Amortization expense for the three- and six-month periods ended August 31, 2022 amounted to $20,615 and $40,153, respectively (2021 - $19,036 and $358,904, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

9. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilities as at August 31, 2022 and February 28, 2022:

	Fair Value as at August 31, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,349,622	$3,362,039	Level 2

	Fair Value as at February 28, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,378,403	$3,392,600	Level 2

The fair value of long-term debt is determined primarily based on discounted cash flow analyses using observable market inputs from debt with similar duration and credit default expectations (Level 2).

The fair value of cash and cash equivalents, other receivables, and trade accounts payable and certain accrued liabilities approximate their carrying values due to their short-term maturity.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2022 and February 28, 2022 were as follows:

	August 31, 2022	February 28, 2022
Trade accounts payable	$2,282,367	$4,397,499
Accrued loss contingency for legal settlement (Note 20)	2,231,606	2,519,220
Accrued employee compensation	1,039,432	1,254,685
Accrued engineering fees	-	774,423
Accrued professional fees	1,054,002	526,685
Other accrued liabilities	301,353	374,303
	$6,908,760	$9,846,815

11. Long‑Term Debt

Long-term debt as of August 31, 2022 and February 28, 2022, was comprised of the following:

	August 31, 2022	February 28, 2022
Investissement Québec financing facility:
Principal amount	$3,508,504	$3,622,618
Unamortized discount	(306,506)	(352,038)
Accrued interest	147,624	107,823
Total Investissement Québec financing facility	3,349,622	3,378,403
Less: current portion of long-term debt	(250,603)	-
Long-term debt, net of current portion	$3,099,019	$3,378,403

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2022 in the amount of $22,028 and $44,237 respectively (2021 – $11,512 and $22,394) and an accretion expense of $17,684 and $35,270 respectively (2021 – $11,046 and $21,573).

Principal repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2023	$-
February 29, 2024	501,207
February 28, 2025	501,207
February 28, 2026	501,207
February 28, 2027	501,207
Thereafter	1,503,676
Total	$3,508,504

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,669,514 (CDN $3,500,000) in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at August 31, 2022 the Credit Facility was undrawn.

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

During the three-month period ended May 31, 2022, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740,000 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the six-month period ended August 31, 2022 based on the grant date fair value. The 1,000,000 vested RSU’s are to be settled annually on October 15 of each year in five equal tranches of 200,000 units.

13. Stockholders’ Equity

Common Stock

For the period ended August 31, 2022	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$4,740
Issuance of shares upon settlement of restricted stock units	12,653	1
Balance, August 31, 2022	47,400,709	$4,741

For the period ended August 31, 2021	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	31,660	4
Issuance of shares for cash	4,714,813	471
Balance, August 31, 2021	47,160,164	$4,717

During the six-month period ended August 31, 2022, the Company recorded the following common stock transaction:

(i)	The Company issued 12,653 shares of the common stock to settle restricted stock units that vested in the period.

During the six-month period ended August 31, 2021, the Company recorded the following common stock transactions:

(i)	The Company issued 31,660 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 4,714,813 shares of its common stock, with warrants, at an aggregate offering price of $12.00 per share for total gross proceeds of $56,577,756 and net proceeds of $56,084,304.

14. Research and Development Expenses

Research and development expenses for the three-month periods ended August 31, 2022 and 2021 were as follows:

	August 31, 2022	August 31, 2021
Machinery and equipment expenditures	$1,183,652	$2,485,232
Employee compensation	2,067,725	1,492,688
External engineering	610,839	551,381
Plant and laboratory operating expenses	583,615	707,043
Tax credits	(838,665)	(110,741)
Other	143,989	159,194
	$3,751,155	$5,284,797

Research and development expenses for the six-month periods ended August 31, 2022 and 2021 were as follows:

	August 31, 2022	August 31, 2021
Machinery and equipment expenditures	$3,073,309	$5,108,125
Employee compensation	4,355,066	3,578,816
External engineering	2,206,454	3,454,829
Plant and laboratory operating expenses	1,449,693	1,398,510
Tax credits	(907,622)	(152,391)
Other	374,739	534,743
	$10,551,639	$13,922,632

15. General and Administrative Expenses

General and administrative expenses for the three-month periods ended August 31, 2022 and 2021 were as follows:

	August 31, 2022	August 31, 2021
Professional fees	$1,475,768	$856,997
Employee compensation	1,032,298	868,122
Insurance	1,070,840	1,059,153
Other	431,781	331,954
	$4,010,687	$3,116,226

General and administrative expenses for the six-month periods ended August 31, 2022 and 2021 were as follows:

	August 31, 2022	August 31, 2021
Professional fees	$2,274,752	$2,488,447
Employee compensation(1)	9,816,851	1,329,527
Insurance	2,173,381	1,927,799
Other	782,344	531,024
	$15,047,328	$6,276,797

(1)

Includes stock-based compensation expense. During the six-month period ended August 31, 2022, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 12). During the six-month period ended August 31, 2021, the Company recorded RSU forfeitures for an amount of $935,837 as a net reversal of stock-based compensation.

16. Share-based Payments

Stock Options

During the three-month period ended August 31, 2022, the Company granted no stock options (2021 – nil), no stock options were forfeited (2021 – nil) or exercised (2021 – nil), and no stock options expired (2021 – nil). During the six-month period ended August 31, 2022, the Company granted no stock options (2021 – nil), no stock options were forfeited (2021 – nil) or exercised (2021 – nil), and no stock options expired (2021 – nil).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three- and six-month periods ended August 31, 2022 and 2021.

The total number of stock options outstanding as at August 31, 2022 was 1,570,000 (2021 – 1,587,081) with a weighted average exercise price of $6.87 (2021 - $6.81), of which 1,361,667 were exercisable (2021 – 1,278,748) with a weighted average exercise price of $7.73 (2021 – $7.30).

During the three-month periods ended August 31, 2022 and 2021, stock-based compensation expense attributable to stock options amounted to $312,460 and $343,653, respectively, and is included in operating expenses. During the six-month periods ended August 31, 2022 and 2021, stock-based compensation expense attributable to stock options amounted to $629,600 and $892,971, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended August 31, 2022, the Company granted 66,744 restricted stock units (“RSUs”) (2021 – 33,184) with a weighted average fair value of $4.05 (2021 – $13.05), settled no RSUs (2021 – 12,031, weighted average fair value of $8.48), and 28,801 RSUs were forfeited (2021 – nil) with a weighted average fair value of $8.68 (2021 – nil).

During the six-month period ended August 31, 2022, the Company granted 151,605 restricted stock units (“RSUs”) (2021 – 286,942) with a weighted average fair value of $5.14 (2021 – $9.41), settled 12,653 RSUs (2021 – 31,660) with a weighted average fair value of $13.04 (2021 – $8.82), and 28,801 RSUs were forfeited (2021 – 295,524) with a weighted average fair value of $8.68 (2021 – $7.93).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at August 31, 2022 was 4,128,718 (2021 – 4,170,278), of which 1,563,497 were vested (2021 – 725,313).

During the three-month periods ended August 31, 2022 and 2021, stock-based compensation attributable to RSUs amounted to $316,220 and $379,165, respectively, and is included in expenses.

During the six-month periods ended August 31, 2022 and 2021, stock-based compensation attributable to RSUs amounted to $8,465,388 and ($173,238), respectively, and is included in operating expenses. During the six-month period ended August 31, 2022, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 12). The net reversal in expenses attributable to RSUs in the six-month period ended August 31, 2021 is due to forfeitures recorded in the period for a total of $935,837.

Stock-Based Compensation Expenses

During the three-month periods ended August 31, 2022 and 2021, stock-based compensation included in research and development expenses amounted to $319,046 and $394,527, respectively, and in general and administrative expenses amounted to $309,633 and $313,282, respectively.

During the six-month periods ended August 31, 2022 and 2021, stock-based compensation included in research and development expenses amounted to $715,541 and $790,072, respectively, and in general and administrative expenses amounted to $8,379,448 and ($70,338), respectively. The amount recorded in general and administrative expenses for the six-month period ended August 31, 2022 includes $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 12). The net reversal in stock-based compensation included in general and administrative expenses in the six-month period ended August 31, 2021 is due to forfeitures recorded in the period for a total of $935,837.

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the six-month periods ended August 31, 2022 and 2021:

	2022	2021
	Number of units	Number of units
Outstanding, beginning of period	1,043,705	1,083,412
Share reserve increase	-	-
Units granted	(151,605)	(286,942)
Units forfeited	28,801	295,524
Units expired	-	-
Outstanding, end of period	920,901	1,091,994

18. Warrants

During the six-month period ended August 31, 2022, warrants to purchase 4,554,865 shares of our common stock in aggregate with an exercise price of $11.00 expired. During the six-month period ended August 31, 2021, the Company issued warrants to purchase 7,550,698 shares of our common stock in aggregate with a weighted average exercise price of $16.32.

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

19. Interest and Other Financial Expenses

Interest and other finance costs for the three-month periods ended August 31, 2022 and 2021 are as follows:

	2022	2021
Interest on long-term debt	$22,028	$22,056
Accretion expense	17,684	11,046
Other	3,518	-
	$43,230	$33,102

Interest and other finance costs for the six-month periods ended August 31, 2022 and 2021 are as follows:

	2022	2021
Interest on long-term debt	$44,237	$41,890
Accretion expense	35,270	21,573
Other	5,052	226
	$84,559	$63,689

20. Commitments and Contingencies

Agreement to purchase of machinery and equipment

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8,546,000, subject to various terms and conditions, including fabrication timelines and equipment inspection. Pursuant to the agreement, the Company has paid cash deposits of $3,407,150.

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

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of the Tremblay Class Action, and, on March 4, 2022, advised the Court of the agreement to settle.  The agreement, which is subject to certain conditions, including court approval, requires the Company to pay $3.1 million to the plaintiff class.  The Company’s total cash contribution to the settlement and outstanding legal fees related to the lawsuit, combined, will be approximately $2.52 million.  The remainder of the settlement will be paid by the Company’s D&O insurance carriers. As a result, the Company recorded a contingency loss of $2,519,220 which was included in accounts payable and accrued liabilities at February 28, 2022. As at August 31, 2022, the amount included in accounts payable and accrued liabilities related to the settlement was $2,231,606. The accrued loss contingency for legal settlement was reduced by legal costs incurred in the six-month period ended August 31, 2022 of $287,614.

On May 24, 2022, Lead Plaintiffs filed their motion for preliminary approval of the proposed class action settlement.  On September 19, 2022, the Court entered an order preliminarily approving the settlement and providing for notice. The Court scheduled the settlement hearing for January 5, 2023.

The settlement agreement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant.

On October 13, 2020, the Company, Loop Canada Inc. and certain of their officers and directors were named as defendants in a proposed securities class action filed in the Superior Court of Québec (District of Terrebonne, Province of Québec, Canada), in file no. 700-06-000012-205. The Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act (“the Application”) was filed by an individual shareholder on behalf of himself and a class of buyers who purchased our securities during the “Class Period” (not defined). Plaintiff alleged that throughout the Class Period, the defendants allegedly made false and/or misleading statements and allegedly failed to disclose material adverse facts concerning the Company’s technology, business model, operations and prospects, thus causing the Company’s stock price to be artificially inflated and thereby causing plaintiff to suffer damages. Plaintiff sought unspecified damages stemming from losses he claimed to have suffered as a result of the foregoing. On December 13, 2020, the Application was amended in order to add allegations regarding specific misrepresentations. The authorization hearing was held on February 24, 2022.

In a judgment dated July 29, 2022, the Superior Court of Québec dismissed the Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act. The period to appeal the judgment ends on October 26, 2022.

21. Subsequent Events

Sale of asset held for sale

On September 15, 2022, the Company sold approximately two thirds of the land classified as an asset held for sale for cash proceeds of $8,694,989 (CDN $11,400,000).

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting and building our manufacturing facilities, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health-related concerns, such as the current outbreak of additional variants of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the current SEC investigation or class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

The Company is in the planning stages of pursuing the construction of Infinite Loop™ commercial scale facilities in Québec, Canada, and with strategic partners in Europe and South Korea. Additionally, the Company has a joint venture to pursue the retrofitting of existing fossil fuel PET polymerization facilities with its recycling technology. Loop is currently engaged in discussions to secure financing for its investments in the various planned manufacturing facilities and the sequencing of the manufacturing facilities will be determined in conjunction with the outcome of the company’s financing discussions.

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

4

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

o

An additional aspect of the GEN II technology, as claimed in two issued U.S. patents and a pending U.S. application, all expected to expire on or around June 2039. Internationally, this patent family includes issued or allowed patents in Morocco, Argentina, and Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted, not including any patent term extensions.

o

Another aspect of the GEN II technology, which is the subject of an allowed U.S. application. Internationally, this patent family includes pending applications in Canada, Europe, India, Singapore, Papua New Guinea, Brazil, and South Africa. Any patents that would ultimately grant from this application would be expected to expire on or around March 2040, not including any patent term extensions.

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

Loop owns registrations for its trademarks in Cambodia, Canada, the European Union, Taiwan, the United Kingdom, and the U.S. Loop also has pending applications in Canada, the U.S., and Vietnam.

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

Strategic Partnership with SK geo centric

Loop and SK geo centric Co., Ltd. (formerly known as SK global chemical Co. Ltd.) (“SKGC”) intend to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia, which accounts for approximately 60% of the world’s population and an estimated 70% of global PET consumption making it the largest market in terms of plastic manufacturing, consumption and waste. Under the terms of the Memorandum of Understanding (“MOU”) for the proposed joint venture, which was entered into in July, 2021, SKGC will own 51 percent of the joint venture and Loop will own 49 percent. Loop will also receive a recurring annual royalty fee as a percentage of revenue from each facility for the use of its technology. As of the date of the filing on this Quarterly Report on Form 10-Q, final joint venture agreements have not been entered into.

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

As reported on July 8, 2021 SKGC signed a memorandum of understanding (“MOU”) with the city of Ulsan, South Korea to develop an industrial complex which is planned to include the first Infinite Loop™ manufacturing facility in Asia. Discussions have been initiated regarding planning for the second facility in Asia as part of the objective of the two companies to build four Infinite Loop™ manufacturing facilities in Asia by 2030.

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

We acquired the project site in Bécancour, Québec in May of 2021. During the year ended February 28, 2022, we completed initial site preparation work on the Bécancour, Québec project land for the planned Infinite Loop™ manufacturing facility. During the third and fourth quarters, the Company invested $1.14 million in civil construction costs which included building access roads, landscaping and drainage to ready the site for full construction. We are currently in the process of negotiating and entering into commercial contracts for the acquisition and fabrication of long lead item equipment to develop the project. In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8.55 million, based on certain milestones subject to various terms and conditions, including securing financing for the Quebec Project. We may enter into additional commitments to move the project ahead within our targeted final investment decision and construction timeframes.

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

The site offers attractive logistics being located on the St-Lawrence river and access to rail. The site size exceeds our project needs and the Company has been pursuing a sale of the excess land that will not be needed for the construction of its manufacturing facility. On  September 15, 2022, the Company sold a portion of the excess land for net proceeds of $8.69 million (CDN $11.4 million).

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

The three companies are re-evaluating the optimal location for the planned European Infinite Loop™ manufacturing facility. We are working with our partners Suez and SKGC on acquiring the preferred project site, alignment of various levels of government support and additional steps for the project which include advancing permitting, site specific engineering, customer offtake contracts, feedstock and financing.

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

Unveiling of L’OCCITANE en Provence Almond Shower Oil Bottle

On October 11, 2022, Loop and L’OCCITANE en Provence (“L’OCCITANE”), a global manufacturer and retailer of sustainable beauty and wellness products, unveiled a new bottle for the brand’s Almond Shower Oil that was manufactured with 100% recycled Loop™ PET resin produced using monomers from Loop’s Terrebonne Facility. Loop has partnered with L’OCCITANE to help meet the brand’s sustainability goal of using 100% recycled PET in its bottles by 2025. In partnership with the brand, a pilot project was executed where the bottle (excluding cap and label) was produced using 100% recycled Loop™ PET resin and was successfully carried out on L’OCCITANE production lines. This initiative marks a significant step forward in the partnership between the two companies and sets the pathway to implement Loop’s technology across other products in the brand’s assortment. As part of this partnership with L’OCCITANE, Loop’s branding is featured prominently on the front of the packaging, with additional details speaking to Loop’s technology on the back label.

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

Terrebonne Facility Delivery of Loop™ PET

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

We have completed the planned upgrades at the Terrebonne Facility which have increased its production capacity, giving us the opportunity to further support product campaigns with customers, such as the evian Loop bottle. In completing the upgrade of the Terrebonne facility to incorporate all key pieces of depolymerization equipment that will be used in the full-scale commercial facilities, we have achieved a key milestone in proving the effectiveness of our process.

In the quarter ended August 31, 2022 Loop reported first revenues of $0.14 million from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, which included On AG. We previously entered into an agreement with On AG to supply Loop™ PET to be utilized in polyester fiber by the brand, pursuant to which Loop™ PET resin was delivered in the quarter ended August 31, 2022. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

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

Human Capital

As of August 31, 2022, we had 92 employees of which 34 work in research and development, 41 in engineering and operations, and 17 in administrative functions.

Results of Operations

The following table summarizes our operating results for the three-month periods ended August 31, 2022 and 2021, in U.S. Dollars.

	Three months ended August 31,
	2022	2021	Change
Revenues	$135,428	$-	$135,428

Expenses
Research and development
Machinery and equipment expenditures	1,183,652	2,485,232	(1,301,580)
External engineering	610,839	551,381	59,458
Employee compensation	1,748,679	1,098,161	650,518
Stock-based compensation	319,046	394,527	(75,481)
Plant and laboratory operating expenses	583,615	707,043	(123,428)
Tax credits	(838,665)	(110,741)	(727,924)
Other	143,989	159,194	(15,205)
Total research and development	3,751,155	5,284,797	(1,533,642)

General and administrative
Professional fees	1,475,768	856,997	618,771
Employee compensation	722,665	554,830	167,835
Stock-based compensation	309,633	313,292	(3,659)
Insurance	1,070,840	1,059,153	11,687
Other	431,781	331,954	99,827
Total general and administrative	4,010,687	3,116,226	894,461

Depreciation and amortization	138,100	140,770	(2,670)
Interest and other financial expenses	43,230	33,102	10,128
Interest income	(9,334)	(8,413)	(921)
Foreign exchange loss (gain)	(93,244)	(174,066)	80,822
Total expenses	7,840,594	8,392,416	(551,822)
Net loss	$(7,705,166)	$(8,392,416)	$687,250

Three Months Ended August 31, 2022 and 2021

Revenues

First time revenues for the three-month period ended August 31, 2022 were $0.14 million compared to $0 for the same period in 2021. The revenue resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended August 31, 2022 decreased $1.53 million to $3.75 million, as compared to $5.28 million for the same period in 2021. The decrease was primarily attributable to a $1.30 million decrease in purchases of machinery and equipment used at the Terrebonne facility, a $0.73 million increase in tax credits recorded as a reduction of research and development expenses, and a $0.12 million decrease in plant and laboratory operating expenses.

These decreases were partially offset by a $0.65 million increase in employee compensation expenses related to increased headcount in our in-house engineering and commercial project teams.

General and administrative expenses

General and administrative expenses for the three-month period ended August 31, 2022 increased $0.89 million to $4.01 million, as compared to $3.12 million for the same period in 2021. The increase was primarily attributable to a $0.62 million in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings” and the Company’s commercialization plans; and a $0.17 million increase in employee compensation expenses.

Net Loss

The net loss for the three-month period ended August 31, 2022 decreased $0.69 million to $7.71 million, as compared to $8.39 million for the same period in 2021. The decrease is primarily due to the decreased research and development expenses of $1.53 million, partially offset by the increased general and administrative expenses of $0.89 million.

Six Months Ended August 31, 2022 and 2021

The following table summarizes our operating results for the six-month periods ended August 31, 2022 and 2021, in U.S. Dollars.

	Six months ended August 31,
	2022	2021	Change
Revenues	$135,428	$-	$135,428

Expenses
Research and development
Machinery and equipment expenditures	3,073,309	5,108,125	(2,034,816)
External engineering	2,206,454	3,454,829	(1,248,375)
Employee compensation	3,639,525	2,788,744	850,781
Stock-based compensation	715,541	790,072	(74,531)
Plant and laboratory operating expenses	1,449,693	1,398,510	51,183
Tax credits	(907,622)	(152,391)	(755,231)
Other	374,739	534,743	(160,004)
Total research and development	10,551,639	13,922,632	(3,370,993)

General and administrative
Professional fees	2,274,752	2,488,447	(213,695)
Employee compensation	1,437,403	1,399,865	37,538
Stock-based compensation	8,379,448	(70,338)	8,449,786
Insurance	2,173,381	1,927,799	245,582
Other	782,344	531,024	251,320
Total general and administrative	15,047,328	6,276,797	8,770,531

Depreciation and amortization	276,642	272,770	3,872
Interest and other financial expenses	84,559	63,689	20,870
Interest income	(22,527)	(18,174)	(4,353)
Foreign exchange loss	(91,108)	32,066	(123,174)
Total expenses	25,846,533	20,549,780	5,296,753
Net loss	$(25,711,105)	$(20,549,780)	$(5,161,325)

Revenues

First time revenues for the six-month period ended August 31, 2022 were $0.14 million compared to $0 for the same period in 2021. The revenue resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the six-month period ended August 31, 2022 decreased $3.37 million to $10.55 million, as compared to $13.92 million for the same period in 2021. The decrease was primarily attributable to a $2.03 million decrease in purchases of machinery and equipment used at the Terrebonne facility, a $1.25 million decrease in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process, and a $0.76 million increase in tax credits recorded as a reduction of research and development expenses. These decreases were partially offset by a $0.85 million increase in employee compensation expenses related increased headcount in our in-house engineering and commercial project teams

General and administrative expenses

General and administrative expenses for the six-month period ended August 31, 2022 increased $8.77 to $15.05 million, as compared to $6.28 million for the same period in 2021. The increase was primarily attributable to an increased stock-based compensation expense of $8.45 million, of which $7.74 million was related to the achievement of a performance milestone for 1,000,000 RSUs following the execution of a supply agreement with a customer and $0.94 million was attributable to RSU forfeitures in the same period in 2021 accounted for as a reversal of stock-based compensation, and a $0.25 million increase in insurance costs. These increases were partially offset by decreased professional fees of $0.21 million, mainly related to legal fees principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings” and the Company’s commercialization plans. In the six-month period ended August 31, 2022, legal fees of $0.29 million were recorded as a reduction of the accrued loss contingency for legal settlement.

Net Loss

The net loss for the six-month period ended August 31, 2022 increased $5.16 million to $25.71 million, as compared to $20.55 million for the same period in 2021. The increase is primarily due to the increased general and administrative expenses of $8.77 million, partially offset by the decreased research and development expenses of $3.37 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

From inception to August 31, 2022, the Company has been in the development stage with limited revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $23.00 million at August 31, 2022, an undrawn senior loan facility from a Canadian bank of $2.67 million and the net proceeds of sale of land held for sale of $8.69 million subsequent to August 31, 2022 as described in Note 21 to the attached financial statements. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2022 Annual Report on Form 10-K.

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

As the Company pursues its commercialization strategy and invests in the Bécancour, Québec project site and other projects, certain project site improvements and long lead capital commitments are being incurred and we expect to enter into additional commitments in the future, provided we obtain the required funding. In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the planned construction of our Infinite Loop™ manufacturing facility in Bécancour, Québec for up to $8.55 million, based on certain milestones subject to various terms and conditions, including fabrication timelines, equipment inspection and securing financing for our Infinite Loop™ manufacturing facility in Bécancour, Québec. Pursuant to the agreement, the Company has paid a cash deposit of $3.41 million.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3.51 million (CDN$4.60 million). We received the first disbursement in the amount of $1.69 million (CDN$2.21 million) on February 21, 2020 and the second disbursement in the amount of $1.82 million (CDN$2.39 million) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $0.35 million (CDN$0.46 million). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,669,514 (CDN $3,500,000) in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at August 31, 2022 the Credit Facility was undrawn.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six months ended August 31, 2022 and 2021 was as follows:

	Six Months Ended August 31,
	2022	2021
Net cash used in operating activities	$(20,678,906)	$(22,400,420)
Net cash used in investing activities	(199,832)	(5,101,573)
Net cash from (used by) financing activities	-	57,954,883
Effect of exchange rate changes on cash	(182,298)	(113,479)
Net (decrease) increase in cash	$(21,061,036)	$30,339,411

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2022, we used $20.67 million in operations compared to $22.40 million during the six-month period ended August 31, 2021. The year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash Used in Investing Activities

During the six-month period ended August 31, 2022, the Company made investments of $0.06 million in property, plant and equipment as compared to $5.01 million for the six-month period ended August 31, 2021. The amount of $5.01 was primarily in connection with the purchase for $4.82 million of a parcel of Land in Bécancour, Québec for the construction of our first Infinite Loop™ manufacturing facility. The size of this parcel of land exceeds that needed for the construction of the Infinite Loop™ manufacturing facility and the excess land was classified as available for sale. For additional information on the land held for sale, please refer to Note 6 of the attached condensed consolidated financial statements.

During the six-month period ended August 31, 2022, the Company made investments in intangible assets of $0.14 million as compared to $0.09 million for the six-month period ended August 31, 2021, particularly in its patent technology in the United States and around the world.

Net Cash (Used) Provided by Financing Activities

During the six-month period ended August 31, 2021, we raised $56.5 million through a private offering of common stock, together with warrants, in the net amount of $56.1 million. We also made payments totaling $0.03 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our small-scale production facility, research and development center and executive offices.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2022.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended August 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30th, 2022 the U.S. Securities and Exchange Commission (“SEC”) filed a complaint (the “SEC complaint”) against several named defendants (“Defendants”), and also identified as a relief defendant Daniel Solomita, our Chief Executive Officer. The SEC complaint does not allege wrongdoing by Loop Industries or Mr. Solomita. The SEC complaint identifies Mr. Solomita and an entity he owns as relief defendants because they purportedly received monies from the Defendants in 2015 that the SEC alleges were derived from the Defendants’ fraud. The SEC complaint does not allege that Mr. Solomita was aware of the alleged wrongdoing by the Defendants and does not allege that he was aware that any alleged monies received were derived from fraud.

Litigation

The information set forth under "Contingencies" in Note 20, Commitments and Contingencies, contained in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 27, 2022. No material changes to such risk factors have occurred during the six months ended August 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. defaults upon senior securities

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. other information

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1	Operating Credit Facility dated July 26, 2022, by and between the Company, Loop Canada, Inc. and Canadian Imperial Bank of Commerce.		Filed herewith
10.2	Promise to Purchase Agreement dated June 15, 2022, by and between Loop Canada Inc., 9409-4927 Quebec Inc. and NAI Terramont Commercial.		Filed herewith
24.1	Power of Attorney (contained on signature page to the previously filed Annual Report on Form 10-K)	10-K	000-54768	May 8, 2019	24.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 12, 2022	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 12, 2022	By:	/s/ Drew Hickey
	Name:	Drew Hickey
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

