Form 10-Q
period 2022-11-30
Loop Industries, Inc.
filed 2023-01-12
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

As at January 11, 2023, there were 47,469,224 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Nine months ended November 30, 2022

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As at
	November 30, 2022	February 28, 2022

Assets
Current assets
Cash and cash equivalents	$21,524,993	$44,061,427
Restricted cash (Note 21)	4,100,000	-
Sales tax, tax credits and other receivables (Note 3)	1,605,856	1,716,262
Inventories (Note 4)	426,278	-
Prepaid expenses and deposits (Note 5)	4,055,453	2,965,646
Assets held for sale (Note 6)	3,758,314	3,389,279
Total current assets	35,470,894	52,132,614
Investment in joint venture	380,922	380,922
Property, plant and equipment, net (Note 7)	2,677,982	5,692,862
Intangible assets, net (Note 8)	1,110,932	1,013,801
Total assets	$39,640,730	$59,220,199

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$6,968,219	$9,846,815
Customer deposits (Note 11)	1,000,000	-
Current portion of long-term debt (Note 12)	46,891	-
Total current liabilities	8,015,110	9,846,815
Long-term debt (Note 12)	3,242,231	3,378,403
Total liabilities	11,257,341	13,225,218

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,439,587 shares issued and outstanding (February 28, 2022 – 47,388,056) (Note 14)	4,745	4,740
Additional paid-in capital	170,174,884	150,396,704
Additional paid-in capital – Warrants (Note 19)	20,463,464	30,272,496
Accumulated deficit	(161,307,104)	(134,582,926)
Accumulated other comprehensive loss	(952,600)	(96,033)
Total stockholders’ equity	28,383,389	45,994,981
Total liabilities and stockholders’ equity	$39,640,730	$59,220,199

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
	2022	2021	2022	2021

Revenue	$24,924	$-	$160,352	$-

Expenses
Research and development (Note 15)	4,581,552	6,835,304	15,133,191	20,757,937
General and administrative (Note 16)	3,182,927	3,091,255	18,230,255	9,368,052
Gain on disposition of assets (Note 6)	(6,703,558)	-	(6,703,558)	-
Depreciation and amortization (Notes 7 and 8)	133,902	135,035	410,544	407,806
Interest and other financial expenses (Note 20)	54,402	49,655	138,962	113,344
Interest income	(13,315)	(23,654)	(35,842)	(41,828)
Foreign exchange loss (gain)	(197,913)	10,648	(289,022)	42,712
Total expenses	1,037,997	10,098,243	26,884,530	30,648,023

Net Loss	(1,013,073)	(10,098,243)	(26,724,178)	(30,648,023)

Other comprehensive income (loss)
Foreign currency translation adjustment	(439,297)	(13,473)	(856,567)	(160,371)
Comprehensive income (loss)	$(1,452,370)	$(10,111,716)	$(27,580,745)	$(30,808,394)

Loss per share
Basic and Diluted	$(0.02)	$(0.21)	$(0.56)	$(0.69)

Weighted average common shares outstanding
Basic and Diluted	47,416,340	47,264,646	47,405,801	44,600,557

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended November 30, 2021
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance, August 31, 2021	47,160,164	$4,717	1	$-	$149,008,231	$30,356,938	$(110,211,750)	$(153,488)	$69,004,648
Issuance of shares upon the vesting of restricted stock units (Note 17)	200,000	20	-	-	(20)	-	-	-	-
Issuance of shares upon exercise of warrants (Note 19)	11,666	1	-	-	84,441	(84,442)	-	-	-
Issuance of shares upon exercise of options (Note 17)	16,226	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 17)	-	-	-	-	311,004	-	-	-	311,004
Restricted stock units issued for services (Note 17)	-	-	-	-	331,005	-	-	-	331,005
Foreign currency translation	-	-	-	-	-	-	-	(13,473)	(13,473)
Net loss	-	-	-	-	-	-	(10,098,243)	-	(10,098,243)
Balance, November 30, 2021	47,388,056	$4,740	1	$-	$149,734,659	$30,272,496	$(120,309,993)	$(166,961)	$59,534,941

	Three Months Ended November 30, 2022
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance, August 31, 2022	47,400,709	$4,741	1	$-	$169,300,723	$20,463,464	$(160,294,031)	$(513,303)	$28,961,594
Issuance of shares upon the vesting of restricted stock units (Note 17)	38,878	4	-	-	(4)	-	-	-	-
Stock options issued for services (Note 17)	-	-	-	-	551,363	-	-	-	551,363
Restricted stock units issued for services (Note 17)	-	-	-	-	322,802	-	-	-	322,802
Foreign currency translation	-	-	-	-	-	-	-	(439,297)	(439,297)
Net loss	-	-	-	-	-	-	(1,013,073)	-	(1,013,073)
Balance, November 30, 2022	47,439,587	$4,745	1	-	$170,174,884	$20,463,464	$(161,307,104)	$(952,600)	$28,383,389

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended November 30, 2021
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524
Issuance of common shares and warrants for cash, net of share issuance costs (Note 14)	4,714,813	471	-	-	34,625,823	21,461,450	-	-	56,087,744
Issuance of warrants for financing facility (Note 19)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Note 17)	231,660	24	-	-	(24)	-	-	-	-
Issuance of shares upon exercise of warrants (Note 17)	11,666	1	-	-	84,441	(84,442)	-	-	-
Issuance of shares upon exercise of options (Note 17)	16,226	2	-	-	(2)	-	-	-	-
Stock options issued for services (Note 17)	-	-	-	-	1,203,975	-	-	-	1,203,975
Restricted stock units issued for services (Note 17)	-	-	-	-	157,769	-	-	-	157,769
Foreign currency translation	-	-	-	-	-	-	-	(160,371)	(160,371)
Net loss	-	-	-	-	-	-	(30,648,023)	-	(30,648,023)
Balance, November 30, 2021	47,388,056	$4,740	1	$-	$149,734,659	$30,272,496	$(120,309,993)	$(166,961)	$59,534,941

	Nine Months Ended November 30, 2022
	Common stock		Series A preferred stock
	par value $0.0001		par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Additional Paid-in Capital - Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance, February 28, 2022	47,388,056	$4,740	1	$-	$150,396,704	$30,272,496	$(134,582,926)	$(96,033)	$45,994,981
Issuance of shares upon the vesting of restricted stock units (Note 17)	51,531	5	-	-	(5)	-	-	-	-
Expiration of warrants (Note 19)	-	-	-	-	9,809,032	(9,809,032)	-	-	-
Stock options issued for services (Note 17)	-	-	-	-	1,180,963	-	-	-	1,180,963
Restricted stock units issued for services (Note 17)	-	-	-	-	8,788,190	-	-	-	8,788,190
Foreign currency translation	-	-	-	-	-	-	-	(856,567)	(856,567)
Net loss	-	-	-	-	-	-	(26,724,178)	-	(26,724,178)
Balance, November 30, 2022	47,439,587	$4,745	1	-	$170,174,884	$20,463,464	$(161,307,104)	$(952,600)	$28,383,389

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(26,724,178)	$(30,648,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 7 and 8)	410,544	407,806
Stock-based compensation expense (Note 17)	9,969,153	1,361,744
Gain on disposition of assets (Note 6)	(6,703,558)	-
Accretion and accrued interest expenses (Note 20)	117,504	82,393
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	20,301	948,328
Inventory (Note 4)	(426,278)	-
Prepaid expenses and deposits (Note 5)	(1,294,520)	(1,394,272)
Accounts payable and accrued liabilities (Note 10)	(2,652,171)	(3,587,932)
Customer deposits (Note 11)	1,000,000	-
Net cash used in operating activities	(26,283,203)	(32,829,956)

Cash Flows from Investing Activities
Proceeds from disposition of assets (Note 6)	8,559,490	-
Additions to property, plant and equipment (Notes 6 and 7)	(68,097)	(5,022,255)
Additions to intangible assets (Note 8)	(225,047)	(348,017)
Net cash used in investing activities	8,266,346	(5,370,272)

Cash Flows from Financing Activities
Proceeds from sale of common shares and warrants, net of share issuance costs (Note 14)	-	56,087,746
Proceeds from issuance of long-term debt (Note 12)	-	1,868,954
Repayment of long-term debt	-	(41,041)
Net cash (used) provided by financing activities	-	57,915,659

Effect of exchange rate changes	(419,577)	(77,336)
Net increase (decrease) in cash	(18,436,434)	19,638,095
Cash and restricted cash, beginning of period	44,061,427	35,221,951
Cash and restricted cash, end of period	$25,624,993	$54,860,046

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$-	$30,506
Interest received	$35,842	$23,654

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine Months Ended November 30, 2022 and 2021

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and nine-month periods ended November 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2023, or for any other period.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuing of operations, the realization of assets and the settlement of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

Since its inception, the Company has been in the development stage with limited revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at November 30, 2022, the Company’s available liquidity was $24.11 million, consisting of cash and cash equivalents of $21.52 million and an undrawn senior loan facility from a Canadian bank of $2.59 million. Additionally, the Company entered into an agreement on December 21, 2022 to sell its remaining land in Bécancour, Québec for $13.70 million (CDN $18.50 million) on or before February 24, 2023 as described in Note 22. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs. The Company is working with its joint venture partners to put in place the financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the planned first Asian manufacturing facility in Ulsan, South Korea.However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s current operation and on its ability to execute its business plan.

The Company has committed a portion of its cash resources for certain long lead equipment and may enter into additional commitments to move commercial projects ahead within targeted construction timeframes.

Revenue recognition

The Company recognizes revenue with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The COVID-19 pandemic, as well as supply chain and geo-political disruptions, inflation, and rising interest rates have affected business operations and planning for future commercial facilities to varying degrees for us and our customers, suppliers, vendors and other parties with whom we do business, and such disruptions are expected to continue for an indefinite period of time. The uncertain duration of these conditions has had and may continue to have an effect on our development and commercialization efforts.

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

Restricted cash

Cash held by the Company restricted as to withdrawal or use is presented as restricted cash in the consolidated balance sheet. As at November 30, 2022, restricted cash comprised of cash in escrow for a legal settlement and cash restricted in use for a commercial project.

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

For the nine-month periods ended November 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2022, the potentially dilutive securities consisted of 2,542,000 outstanding stock options (2021 – 1,570,000), 4,036,803 outstanding restricted stock units (2021 – 4,014,928), and 7,104,553 outstanding warrants (2021 – 11,659,418).

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

In September 2022, the FASB issued ASU 2022-04, “Disclosure of Supplier Finance Program Obligations”. This ASU provided guidance to increase the transparency of supplier finance programs. The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. This update is effective for fiscal years beginning after December 15, 2022. We are currently evaluating this accounting guidance, which may have disclosure impact only.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, tax credits and other receivables as at November 30, 2022 and February 28, 2022 were as follows:

	November 30, 2022	February 28, 2022
Sales tax	$413,293	$1,337,783
Investment tax credits	464,199	-
Research and development tax credits	413,028	313,599
Insurance reimbursement related to legal settlement (Note 21)	279,261	-
Other receivables	36,075	64,880
	$1,605,856	$1,716,262

4. Inventories

Inventories as at November 30, 2022 and February 28, 2022 were as follows:

	November 30, 2022	February 28, 2022
Work in process	$278,781	$-
Finished goods	112,731	-
Raw materials	34,767	-
	$426,279	$-

5. Prepaid Expenses and Deposits

Prepaid expenses as at November 30, 2022 and February 28, 2022 were as follows:

	November 30, 2022	February 28, 2022
Deposits on machinery and equipment	$3,429,245	$2,801,680
Insurance	545,000	-
Other	81,208	163,966
	$4,055,453	$2,965,646

As at November 30, 2022, the Company had $3,429,245 (February 28, 2022 – $2,801,680) of non-refundable cash deposits on machinery and equipment. $33,595 (February 28, 2022 – $672,713) of the prepayments are on machinery and equipment that will be used in connection with the research and development activities at the Terrebonne Facility and will be expensed, and classified as research and development expenses in the period the equipment is received. The remainder of non-refundable cash deposits on machinery and equipment of $3,395,650 (February 28, 2022 – $2,128,967) are non-refundable cash deposits on long-lead machinery and equipment that will be used in a planned Infinite Loop™ manufacturing facility.

The deposit for insurance represents a pre-payment of the final three months of the Company’s directors and officers’ insurance annual premium.

6. Assets held for sale

On May 27, 2021, we acquired land in Bécancour, Québec for cash of $4.4 million (CDN $5.9 million). The Company sold approximately two thirds of the land held for sale on September 15, 2022 for cash proceeds of $8,559,490 and a gain on disposition of the asset of $6,703,558.

The remaining land and cost of related land improvements have been classified as assets held for sale, with a carrying value at November 30, 2022 of $3,758,314, on the basis that management was committed to a plan to dispose of the excess land and at the balance sheet date, and considered the sale to be probable within one year. As disclosed in Note 22, the Company has entered into an agreement for the sale of the remaining land.

7. Property, Plant and Equipment

Property, plant and equipment as at November 30, 2022 and February 28, 2022 were as follows:

	As at November 30, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,835,273	$(296,320)	$1,538,953
Land	226,859	-	226,859
Building and Land Improvements	1,852,894	(1,084,060)	768,834
Office equipment and furniture	278,906	(135,570)	143,336
	$4,193,932	$(1,515,950)	$2,677,982

	As at February 28, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,952,345	$(266,434)	$1,685,911
Land	1,644,084	-	1,644,084
Building and Land Improvements	3,049,892	(858,342)	2,191,550
Office equipment and furniture	298,141	(126,824)	171,317
	$6,944,462	$(1,251,600)	$5,692,862

Depreciation expense for the three- and nine-month periods ended November 30, 2022 amounted to $111,055 and $347,543, respectively (2021– $114,799 and $351,589, respectively), and is recorded as an operating expense in the consolidated statements of operations and comprehensive loss.

During the three-month period ended May 31, 2021, the Company acquired a 19 million square foot parcel of land in Bécancour, Québec for $4.4 million (CDN $5.9 million). As detailed in Note 6, a portion of the land was sold in September 2022 and the remainder of the land as well as the related land improvements were classified as assets held for sale as at November 30, 2022.

8. Intangible Assets

Intangible assets as at November 30, 2022 and February 28, 2022 were $1,110,932 and $1,013,801, respectively.

During the nine-months periods ended November 30, 2022 and 2021, we made additions to intangible assets of $225,047 and $348,017, respectively.

Amortization expense for the three- and nine-month periods ended November 30, 2022 amounted to $22,848 and $63,001, respectively (2021 - $20,236 and $56,216, respectively), and is recorded as an operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

9. Fair value of financial instruments

The following tables present the fair value of the Company’s financial liabilities as at November 30, 2022 and February 28, 2022:

	Fair Value as at November 30, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,289,122	$3,247,635	Level 2

	Fair Value as at February 28, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,378,403	$3,392,600	Level 2

The fair value of long-term debt is determined primarily based on discounted cash flow analyses using observable market inputs from debt with similar duration and credit default expectations (Level 2).

The fair value of cash and cash equivalents, restricted cash, other receivables, and trade accounts payable and certain accrued liabilities approximate their carrying values due to their short-term maturity.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2022 and February 28, 2022 were as follows:

	November 30, 2022	February 28, 2022
Trade accounts payable	$2,185,396	$4,397,499
Accrued loss contingency for legal settlement (Note 21)	3,100,000	2,519,220
Accrued employee compensation	914,227	1,254,685
Accrued engineering fees	263,125	774,423
Accrued professional fees	302,582	526,685
Other accrued liabilities	202,889	374,303
	$6,968,219	$9,846,815

11. Customer Deposits

In October 2022, the Company received a cash deposit from a customer of $1,000,000 in relation to an executed capacity reservation agreement. The deposit is to be credited against any future sales of Loop™ PET resin over a five-year period, commencing two years after the first delivery of Loop™ PET resin to the customer. The use of the deposit is designated for expenditures related to the Infinite Loop™ manufacturing facility in Bécancour Québec and is refundable in the event that the Infinite Loop™ manufacturing facility in Bécancour Québec is not constructed. As a result of the decision by management to no longer proceed with construction of the Infinite Loop manufacturing facility in Becancour Quebec as contemplated under the capacity reservation agreement with the customer, the cash deposit has been reflected as restricted cash as at November 30, 2022, with a corresponding financial liability of an equal amount.

12. Long‑Term Debt

Long-term debt as of November 30, 2022 and February 28, 2022, was comprised of the following:

	November 30, 2022	February 28, 2022
Investissement Québec financing facility:
Principal amount	$3,405,389	$3,622,618
Unamortized discount	(280,473)	(352,038)
Accrued interest	164,206	107,823
Total Investissement Québec financing facility	3,289,122	3,378,403
Less: current portion of long-term debt	(46,891)	-
Long-term debt, net of current portion	$3,242,231	$3,378,403

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and nine-month periods ended November 30, 2022 in the amount of $20,950 and $65,186 respectively (2021 – $21,704 and $44,098) and an accretion expense of $17,048 and $52,318 respectively (2021 – $16,723 and $38,295).

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, $37,015 (CDN $50,000) of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. Under the original terms of the Financing Facility, the principal amount was repayable in 84 monthly installments beginning in March of 2023. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility. The Amendment did not meet the criteria of ASC 470, Debt for an extinguishment of debt as the Amendment did substantially modify the terms of the Financing Facility. The Company therefore applied modification accounting and no immediate gain or loss was recognized related to the Amendment.

Principal repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2023	$-
February 29, 2024	37,018
February 28, 2025	561,392
February 28, 2026	561,392
February 28, 2027	561,392
Thereafter	1,684,195
Total	$3,405,389

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,591,057 (CDN $3,500,000) in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at November 30, 2022 the $2,591,057 (CDN $3,500,000) Credit Facility was available and undrawn.

13. Related Party Transactions

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

During the three-month period ended May 31, 2022, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740,000 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the nine-month period ended November 30, 2022 based on the grant date fair value. The 1,000,000 vested RSUs are to be settled annually in shares of the Company’s common stock on October 15 of each year in five equal tranches of 200,000 units, unless Mr. Solomita and the Company elect to defer settlement before such date. On October 14, 2022, Mr. Solomita and the Company agreed to defer by one year the settlement of 400,000 RSUs that were set to settle on October 15, 2022.

14. Stockholders’ Equity

Common Stock

For the nine-month period ended November 30, 2022	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$4,740
Issuance of shares upon settlement of restricted stock units	51,531	5
Balance, November 30, 2022	47,439,587	$4,745

For the nine-month period ended November 30, 2021	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	231,660	24
Issuance of shares for cash	4,714,813	471
Issuance of shares upon exercise of warrants	11,666	1
Issuance of shares upon exercise of options	16,226	2
Balance, November 30, 2021	47,388,056	$4,740

During the nine-month period ended November 30, 2022, the Company recorded the following common stock transaction:

(i)	The Company issued 51,531 shares of the common stock to settle restricted stock units that vested in the period.

During the nine-month period ended November 30, 2021, the Company recorded the following common stock transactions:

(i)	The Company issued 231,660 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 4,714,813 shares of its common stock, with warrants, at an aggregate offering price of $12.00 per share for total gross proceeds of $56,577,756 and net proceeds of $56,084,304.
(iii)	The Company issued 11,666 shares of its common stock upon the exercise of a warrant.
(iv)	The Company issued 16,226 shares of its common stock upon the exercise of stock options.

15. Research and Development Expenses

Research and development expenses for the three-month periods ended November 30, 2022 and 2021 were as follows:

	November 30, 2022	November 30, 2021
Machinery and equipment expenditures	$1,059,266	$2,599,758
Employee compensation	1,994,594	1,786,765
External engineering	707,113	1,585,512
Plant and laboratory operating expenses	915,951	665,893
Tax credits	(299,793)	97,480
Other	204,421	99,896
	$4,581,552	$6,835,304

Research and development expenses for the nine-month periods ended November 30, 2022 and 2021 were as follows:

	November 30, 2022	November 30, 2021
Machinery and equipment expenditures	$4,132,575	$7,707,882
Employee compensation	6,349,659	5,365,581
External engineering	2,913,567	5,040,342
Plant and laboratory operating expenses	2,365,643	2,064,403
Tax credits	(1,207,415)	(54,911)
Other	579,162	634,640
	$15,133,191	$20,757,937

16. General and Administrative Expenses

General and administrative expenses for the three-month periods ended November 30, 2022 and 2021 were as follows:

	November 30, 2022	November 30, 2021
Professional fees	$1,278,478	$650,164
Employee compensation	911,331	1,028,242
Insurance	709,952	1,193,554
Other	283,166	219,295
	$3,182,927	$3,091,255

General and administrative expenses for the nine-month periods ended November 30, 2022 and 2021 were as follows:

	November 30, 2022	November 30, 2021
Professional fees	$3,840,844	$3,138,611
Employee compensation(1)	10,728,182	2,357,769
Insurance	2,883,333	3,121,353
Other	777,896	750,319
	$18,230,255	$9,368,052

(1)

Includes stock-based compensation expense. During the nine-month period ended November 30, 2022, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 13). During the nine-month period ended November 30, 2021, the Company recorded RSU forfeitures for an amount of $935,837 as a net reversal of stock-based compensation.

17. Share-based Payments

Stock Options

During the three- and nine-month periods ended November 30, 2022, the Company granted 972,000 stock options with a weighted average exercise price of $2.68 (2021 – nil), no stock options were exercised (2021 – 17,081 with a weighted average exercise price of $0.80), no stock options were forfeited (2021 – nil), and no stock options expired (2021 – nil).

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three- and nine-month periods ended November 30, 2021. The principal components of the pricing model for the stock options granted in the three-month period ended November 30, 2022 were as follows:

Exercise price	$2.68
Risk-free interest rate	3.88%
Expected dividend yield	0%
Expected volatility	73%
Expected life	5 years

The total number of stock options outstanding as at November 30, 2022 was 2,542,000 (2021 – 1,570,000) with a weighted average exercise price of $5.27 (2021 - $6.87), of which 1,670,000 were exercisable (2021 – 1,286,667) with a weighted average exercise price of $6.84 (2021 – $7.48).

During the three-month periods ended November 30, 2022 and 2021, stock-based compensation expense attributable to stock options amounted to $551,363 and $311,004, respectively. During the nine-month periods ended November 30, 2022 and 2021, stock-based compensation expense attributable to stock options amounted to $1,180,963 and $1,203,975, respectively, and is included in operating expenses.

Restricted Stock Units

During the three-month period ended November 30, 2022, the Company granted no restricted stock units (“RSUs”) (2021 – 62,638 with a weighted average fair value of $13.64), settled 38,878 RSUs (2021 – 200,000) with a weighted average fair value of $13.08 (2021 – $0.80), and 53,037 RSUs were forfeited (2021 – 17,988) with a weighted average fair value of $13.40 (2021 – $8.73).

During the nine-month period ended November 30, 2022, the Company granted 151,605 restricted stock units (“RSUs”) (2021 – 349,580) with a weighted average fair value of $5.14 (2021 – $10.16), settled 51,531 RSUs (2021 – 231,660) with a weighted average fair value of $13.07 (2021 – $1.90), and 81,838 RSUs were forfeited (2021 – 313,512) with a weighted average fair value of $11.74 (2021 – $7.97).

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the closing share price at grant date multiplied by the number of restricted stock unit awards granted.

The total number of RSUs outstanding as at November 30, 2022 was 4,036,803 (2021 – 4,014,928), of which 1,563,497 were vested (2021 – 525,313).

During the three-month periods ended November 30, 2022 and 2021, stock-based compensation attributable to RSUs amounted to $322,802 and $331,005, respectively, and is included in expenses.

During the nine-month periods ended November 30, 2022 and 2021, stock-based compensation attributable to RSUs amounted to $8,788,190 and $157,769, respectively, and is included in operating expenses. During the nine-month period ended November 30, 2022, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 13). During the nine-month period ended November 30, 2021, the Company recorded a reversal of expenses for forfeitures for a total of $963,022

Stock-Based Compensation Expenses

During the three-month periods ended November 30, 2022 and 2021, stock-based compensation included in research and development expenses amounted to $455,013 and $362,435, respectively, and in general and administrative expenses amounted to $419,152 and $279,574, respectively.

During the nine-month periods ended November 30, 2022 and 2021, stock-based compensation included in research and development expenses amounted to $1,170,554 and $1,152,506, respectively, and in general and administrative expenses amounted to $8,798,599 and $209,236, respectively. The amount recorded in general and administrative expenses for the nine-month period ended November 30, 2022 includes $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 13). Stock-based compensation included in general and administrative expenses in the nine-month period ended November 30, 2021 includes reversal of expenses for forfeitures for a total of $935,837.

18. Equity Incentive Plan

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the nine-month periods ended November 30, 2022 and 2021:

	2022	2021
	Number of units	Number of units
Outstanding, beginning of period	1,043,705	1,083,412
Share reserve increase	-	-
Units granted	(1,123,605)	(349,580)
Units forfeited	81,838	313,512
Units expired	-	-
Outstanding, end of period	1,938	1,047,344

19. Warrants

During the nine-month period ended November 30, 2022, warrants to purchase 4,554,865 shares of our common stock in aggregate with an exercise price of $11.00 expired. During the nine-month period ended November 30, 2021, the Company issued warrants to purchase 7,550,698 shares of our common stock in aggregate with a weighted average exercise price of $16.32. 25,000 warrants were exercised with a weighted average exercise price of $9.43 and no warrants were forfeited, nor expired in the nine-month period ended November 30, 2021. The table below summarizes the warrants granted during the nine-month period ended November 30, 2021:

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

20. Interest and Other Financial Expenses

Interest and other finance costs for the three-month periods ended November 30, 2022 and 2021 are as follows:

	2022	2021
Interest on long-term debt	$20,950	$32,718
Accretion expense	17,048	16,937
Other	16,404	-
	$54,402	$49,655

Interest and other finance costs for the nine-month periods ended November 30, 2022 and 2021 are as follows:

	2022	2021
Interest on long-term debt	$65,186	$74,832
Accretion expense	52,318	38,512
Other	21,458	-
	$138,962	$113,344

21. Commitments and Contingencies

Agreement to purchase of machinery and equipment

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our first Infinite Loop™ manufacturing facility for up to $8,546,000, subject to various terms and conditions, including fabrication timelines and equipment inspection. Pursuant to the agreement, the Company has paid cash deposits of $3,395,650.

Contingencies

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Others Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-08538-NSR (“Tremblay Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020, inclusive.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Others Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-NSR. The complaint allegations are similar in nature to those in the Tremblay Class Action.

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

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of In re Loop Industries, Inc. Securities Litigation, and, on March 4, 2022, advised the Court of the agreement to settle.  The agreement, which is subject to certain conditions, including court approval, requires the Company to pay $3.1 million to the plaintiff class.  As a result, the Company recorded a contingency loss of $2,519,220 which was included in accounts payable and accrued liabilities at February 28, 2022 and expected to be the Company’s approximate total cash contribution to the settlement and outstanding legal fees related to the lawsuit, net of the Company’s D&O insurance carriers’ contribution.

On May 24, 2022, Lead Plaintiffs filed their motion for preliminary approval of the proposed class action settlement.  On September 19, 2022, the Court entered an order preliminarily approving the settlement and providing for notice. The Court held a final settlement hearing on January 5, 2023 after which the Court entered an order and final judgment approving the class action settlement.

In October 2022, the Company made a payment in escrow of $3,100,000 for the settlement which is included in restricted cash in the Company’s consolidated balance sheet as of November 30, 2022. The Company received $558,521 from its D&O insurance carriers and an additional $279,261 was recorded as a receivable from the D&O insurance carriers. As of November 30, 2022, the amount included in accounts payable and accrued liabilities related to the settlement was $3,100,000.

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

In a judgment dated July 29, 2022, the Superior Court of Québec dismissed the Application for authorization of a class action and for authorization to bring an action pursuant to section 225.4 of the Québec Securities Act. The period to appeal the judgment is now expired.

22. Subsequent Events

Entry into an agreement for the sale of an asset held for sale

On December 21, 2022, the Company entered an agreement to sell all of its land in Bécancour, Québec for cash proceeds of $13,695,588 (CDN $18,500,000). The sale is expected to close on or before February 24, 2023 subject to final due diligence and fulfillment of certain customary closing conditions. The land as well as the related land improvements were classified as assets held for sale on the Company’s consolidated balance sheet as at November 30, 2022.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting and building our manufacturing facilities, (vii) our ability to scale, manufacture and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and health-related concerns, such as the current outbreak of additional variants of coronavirus (COVID-19), which could result in (and, in the case of the COVID-19 outbreak, has resulted in some of the following) reduced access to capital markets, supply chain disruptions and scrutiny or embargoing of goods produced in affected areas, government-imposed mandatory business closures and resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, and market or other changes that could result in noncash impairments of our intangible assets, and property, plant and equipment, (xi) the outcome of the ongoing SEC investigation or the class action litigation filed against us, (xii) our ability to hire and/or retain qualified employees and consultants and (xiii) other factors discussed in our subsequent filings with the SEC.

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

The Company is in the planning stages of pursuing the construction of Infinite Loop™ commercial scale facilities. Loop is currently engaged in discussions to secure financing for its investments in the various planned manufacturing facilities and the sequencing of the manufacturing facilities will be determined in conjunction with the outcome of the company’s financing discussions.

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
•

In September 2021, PepsiCo stated 10 European markets are moving key Pepsi-branded products to 100% rPET bottles by 2022, and in the U.S., all Pepsi-branded products will be converted to 100% rPET bottles by 2030;

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

4

•

Puma is aiming to increase the amount of recycled materials in its apparel and accessories products and have announced a 2025 goal of having at least 75% of the polyester used in Puma products be from recycled sources;

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

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

•

In North America: Canada has announced a zero-plastic waste by 2030 goal and is targeting for all plastic packaging to contain 50% recycled content by 2030. A California law enacted on September 24, 2020 requires that plastic bottles contain at least 25% by 2025 and 50% by 2030.

•

In Europe: As of January 2021, the European Union introduced a new tax of €800/ton on non-recycled plastic packaging based on the amount of plastic packaging placed on each member state’s market. Effective April 2022, a new £200/ton tax applies in the UK to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic. Italy is introducing a tax of €450 per ton on virgin plastic used in manufacture or importation of single use plastic which is expected in January 2023. Spain has also proposed a tax of €450 per ton on non-reusable plastic packaging with an anticipated start date of January 2023. France has a stated goals of 100% plastics recycled by 2025 and 77% of beverage bottles to be collected.

•	In Asia: South Korea targets reducing plastic waste by 20% and increase recycling rates from 54% to 70% by 2025 and 30% renewable plastic by 2030.

The growing regulatory environment combined with global consumer goods companies, apparel manufacturers, and retail brand commitments for 2025 and 2030 are expected to increase the demand for recycled PET (“rPET”) plastic further.

Mechanical recycled PET plastic is produced principally through the conversion of bales of PET bottles. The materials have been collected and transported to a materials recovery facility (“MRF”), where they are sorted from other materials, baled, and sent to specific PET recycling facilities. The bales are broken and sorted to remove any non-PET materials. The PET is then ground and put through a separation process which separates the PET from non-PET materials such as bottle caps and labels. Clean PET flake is then further processed depending on its intended end market. It may become more highly refined PET pellet for new bottles or extruded into PET sheet for clamshells, trays, and cups. Recycled PET is also spun into fiber for carpet, clothing, fiber fill, or other materials.

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

Loop owns registrations for its trademarks in Cambodia, Canada, the European Union, Taiwan, the United Kingdom, and the U.S. Loop also has pending applications in Canada, Japan, South Korea, the U.S., and Vietnam.

Supply Agreements with Global Consumer Brands

Consumer brands are seeking a solution to their plastic challenge and they are taking bold action. In the past years, we have seen major brands make significant commitments to close the loop on their plastic use in two ways; by transitioning their packaging to recyclable materials like PET, and by incorporating more recycled content into their packaging. We believe Loop™ PET resin provides the ideal solution for these brands because it is recyclable and is made from 100% recycled PET waste and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging and polyester fiber.

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

We currently have agreements with some of the world’s leading brands to be supplied from our planned commercial facilities, including:

•

Multi-year supply agreement with Danone SA (“Danone”), one of the world’s leading global food and beverage companies, enabling Danone to purchase 100% sustainable and upcycled Loop™ branded PET for use in brands across its portfolio including evian®, Danone’s iconic natural spring water;

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

On December 22, 2022, we announced that we will for now focus our commercialization strategy on our planned joint venture projects with SK geo centric Co., Ltd (“SKGC”) in Asia and Europe. These projects have a lower requirement for Loop equity investment and higher return on capital, and leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy.  Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the first Asian manufacturing facility in Ulsan, South Korea, which is planned to break ground in 2023.

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

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package, to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for a quick execution, speed to market and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity.

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

Strategic Partnership with SK geo centric

Loop and SKGC intend to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia, which accounts for approximately 60% of the world’s population and an estimated 70% of global PET consumption making it the largest market in terms of plastic manufacturing, consumption and waste. Under the terms of the Memorandum of Understanding (“MOU”) for the proposed joint venture, which was entered into in July, 2021, SKGC will own 51 percent of the joint venture and Loop will own 49 percent. Loop will also receive a recurring annual royalty fee as a percentage of revenue from each facility for the use of its technology. As of the date of the filing on this Quarterly Report on Form 10-Q, final joint venture agreements have not been entered into.

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

Loop and SKGC are collaborating closely with SK ecoengineering (“SKEE”), a subsidiary of SK group, on providing the engineering related to the construction of the planned Infinite Loop™ manufacturing facility in Ulsan, South Korea. SKEE is an experienced EPC contractor with a proven track record in the construction of large scale projects internationally.

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ GROUP (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. On June 16, 2022, Loop, together with Suez and SKGC, announced that SKGC will become an equal partner in the strategic partnership.

The expanded partnership intends to combine SKGC’s petrochemical manufacturing experience with SUEZ’s resource management expertise and Loop’s breakthrough proprietary technology to supply up to 70,000 M/T of virgin quality, 100% recycled PET plastic and polyester fiber to the European market. The planned Infinite Loop™ facility is contemplated to offer a solution to consumer goods companies which have committed to goals for significantly increased use of recycled content in their products and/or packaging and help to meet the growing demand for recycled PET resin and polyester fiber.

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

Infinite Loop™ Québec

We acquired a project site in Bécancour, Québec in May of 2021 for $4.4 million (CDN $5.9 million), a portion of which was sold on September 15, 2022 for net proceeds of $8.56 million (CDN $11.4 million). On December 22, 2022, we announced that our commercialization strategy will now focus on our planned projects with SKGC in Asia and Europe and that we had entered into an agreement to sell all of our remaining property in Bécancour, Quebec for $13.70 million (CDN $18.5 million). The sale transaction is expected to close on February 24, 2023, subject to final due diligence and fulfillment of certain customary closing conditions.

Although the company is currently focusing on developing the planned joint venture facilities in Asia and Europe, a future facility in Quebec remains an option at the appropriate time, and possible alternative locations for such a facility are available. We are continuing to explore financing options to fully fund the project. Alternatives under exploration include incentive and financing programs supported by, or in partnership with, various levels of government. A future facility in Quebec would be aligned with the Government of Canada’s announced zero plastic waste goal by 2030.

Technology Due Diligence Report

Loop’s strategic partners, Suez and Danone, among others, collectively engaged an independent, globally recognized third-party engineering firm to execute a thorough due diligence and technology validation report.  We believe the final report, which was communicated in May 2022, validated and reinforced the quality, effectiveness, and scalability of Loop Industries’ technology.

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

Unveiling of New evian Loop Bottle

On September 20, 2021, Loop, in partnership with iconic global beverage brand evian, unveiled a new “evian Loop” prototype virgin-quality water bottle made from 100% recycled content. The monomers used to produce the evian Loop bottles were made at the Terrebonne Facility. Evian began selling water bottles made from Loop™ PET  in South Korea in October 2022. The waste plastic used to produce these bottles include polyester fibers from carpets and clothing which are considered unrecyclable and destined for landfill and other natural environments. This initiative reflects evian’s commitment to its stated 2025 goals for circularity and 100% recycled content.

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

We completed the planned upgrades at the Terrebonne Facility which have given us the opportunity to support product campaigns with customers, such as the evian Loop bottle. In completing the upgrade of the Terrebonne facility to incorporate all key pieces of depolymerization equipment that will be used in the full-scale commercial facilities, we achieved a key milestone in proving the effectiveness of our process.

In the nine-month period ended November 30, 2022 Loop reported first revenues of $0.16 million from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, which included On AG. We previously entered into an agreement with On AG to supply Loop™ PET to be utilized in polyester fiber by the brand, pursuant to which Loop™ PET resin was delivered in the nine-month period ended November 30, 2022. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

On December 22, 2022, we announced that we have reduced hours of operation at the Terrebonne Facility in order to reduce operating costs and conserve liquidity. The primary purpose of the Terrebonne Facility was to demonstrate that Loop’s breakthrough depolymerization technology was scalable and to produce commercial quantities of virgin quality PET resin and polyester fiber for global brands. We believe the Terrebonne Facility has achieved this objective. We will continue to fulfill existing sales contracts.

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

Human Capital

As of November 30, 2022, we had 81 employees of which 28 work in research and development, 38 in engineering and operations, and 15 in administrative functions.

Results of Operations

The following table summarizes our operating results for the three-month periods ended November 30, 2022 and 2021, in U.S. Dollars.

	Three months ended November 30,
	2022	2021	Change
Revenues	$24,924	$-	$24,924

Expenses
Research and development
Machinery and equipment expenditures	1,059,266	2,599,758	(1,540,492)
External engineering	707,113	1,585,512	(878,399)
Employee compensation	1,539,581	1,424,330	115,251
Stock-based compensation	455,013	362,435	92,578
Plant and laboratory operating expenses	915,951	665,893	250,058
Tax credits	(299,793)	97,480	(397,273)
Other	204,421	99,896	104,525
Total research and development	4,581,552	6,835,304	(2,253,752)

General and administrative
Professional fees	1,278,478	650,164	628,314
Employee compensation	492,178	748,668	(256,490)
Stock-based compensation	419,153	279,574	139,579
Insurance	709,952	1,193,554	(483,602)
Other	283,166	219,295	63,871
Total general and administrative	3,182,927	3,091,255	91,672

Gain on disposition of assets	(6,703,558)	-	(6,703,558)
Depreciation and amortization	133,902	135,035	(1,133)
Interest and other financial expenses	54,402	49,655	4,747
Interest income	(13,315)	(23,654)	10,339
Foreign exchange loss (gain)	(197,913)	10,648	(208,561)
Total expenses	1,037,997	10,098,243	(9,060,246)
Net loss	$(1,013,073)	$(10,098,243)	$9,085,170

Three Months Ended November 30, 2022 and 2021

Revenues

Revenues for the three-month period ended November 30, 2022 were $0.02 million. For the same period in 2021, there were no revenues. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended November 30, 2022 decreased $2.25 million to $4.58 million, as compared to $6.84 million for the same period in 2021. The decrease was primarily attributable to a $1.54 million decrease in purchases of machinery and equipment used at the Terrebonne facility, a $0.88 million decrease in external engineering costs for ongoing design work for our Infinite Loop™ manufacturing process, and a $0.40 million increase in tax credits recorded as a reduction of research and development expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended November 30, 2022 increased $0.09 million to $3.18 million, as compared to $3.09 million for the same period in 2021. The increase was primarily attributable to a $0.63 million increase in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings” of our 10-Q and the Company’s commercialization plans, and a $0.14 million increase in stock-based compensation expenses. These increases were partially offset by a $0.48 million decrease in insurance costs, and a $0.26 million decrease in employee compensation costs.

Net Loss

The net loss for the three-month period ended November 30, 2022 decreased $9.09 million to $1.01 million, as compared to $10.10 million for the same period in 2021. The decrease is primarily due to a gain on disposition of assets of $6.70 million recorded in the three-month period ended November 30, 2022 related to the Company’s sale of land in Bécancour, Québec, and the decreased research and development expenses of $2.25 million, partially offset by the increased general and administrative expenses of $0.09 million.

Nine Months Ended November 30, 2022 and 2021

The following table summarizes our operating results for the nine-month periods ended November 30, 2022 and 2021, in U.S. Dollars.

	Nine months ended November 30,
	2022	2021	Change
Revenues	$160,352	$-	$160,352

Expenses
Research and development
Machinery and equipment expenditures	4,132,575	7,707,882	(3,575,307)
External engineering	2,913,567	5,040,342	(2,126,775)
Employee compensation	5,179,105	4,213,075	966,030
Stock-based compensation	1,170,554	1,152,506	18,048
Plant and laboratory operating expenses	2,365,643	2,064,403	301,240
Tax credits	(1,207,415)	(54,911)	(1,152,504)
Other	579,162	634,640	(55,478)
Total research and development	15,133,191	20,757,937	(5,624,746)

General and administrative
Professional fees	3,840,844	3,138,611	702,233
Employee compensation	1,929,581	2,148,533	(218,952)
Stock-based compensation	8,798,601	209,236	8,589,365
Insurance	2,883,333	3,121,353	(238,020)
Other	777,896	750,319	27,577
Total general and administrative	18,230,255	9,368,052	8,862,203

Gain on disposition of assets	(6,703,558)	-	(6,703,558)
Depreciation and amortization	410,544	407,806	2,738
Interest and other financial expenses	138,962	113,344	25,618
Interest income	(35,842)	(41,828)	5,986
Foreign exchange loss (gain)	(289,022)	42,712	(331,734)
Total expenses	26,884,530	30,648,023	(3,763,493)
Net loss	$(26,724,178)	$(30,648,023)	$3,923,845

Revenues

Revenues for the nine-month period ended November 30, 2022 were $0.16 million. For the same period in 2021, there were no revenues. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the nine-month period ended November 30, 2022 decreased $5.62 million to $15.13 million, as compared to $20.76 million for the same period in 2021. The decrease was primarily attributable to a $3.58 million decrease in purchases of machinery and equipment used at the Terrebonne facility, a $2.13 million decrease in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process, and a $1.15 million increase in tax credits recorded as a reduction of research and development expenses. These decreases were partially offset by a $0.97 million increase in employee compensation expenses related increased headcount in our in-house engineering and commercial project teams.

General and administrative expenses

General and administrative expenses for the nine-month period ended November 30, 2022 increased $8.86 to $18.23 million, as compared to $9.37 million for the same period in 2021. The increase was primarily attributable to an increased stock-based compensation expense of $8.59 million, of which $7.74 million was related to the achievement of a performance milestone for 1,000,000 RSUs following the execution of a supply agreement with a customer and $0.94 million was attributable to RSU forfeitures in the same period in 2021 accounted for as a reversal of stock-based compensation, and increased professional fees of $0.70 million, mainly related to legal fees principally associated with the SEC investigation and class action suits described in “Part II, Item 1. Legal Proceedings” of our 10-Q and the Company’s commercialization plans. These increases were partially offset by decreased insurance costs of $0.24 million, and a $0.22 million decrease in employee compensation costs.

Net Loss

The net loss for the nine-month period ended November 30, 2022 decreased $3.92 million to $26.72 million, as compared to $30.65 million for the same period in 2021. The decrease is primarily due to a gain on disposition of assets of $6.70 million recorded in the nine-month period ended November 30, 2022 related to the Company’s sale of land in Bécancour, Québec, and the decreased research and development expenses of $5.62 million, partially offset by the increased general and administrative expenses of $8.86 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the development stage with limited revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $25.62 million at November 30, 2022 and an undrawn senior loan facility from a Canadian bank of $2.59 million. Additionally, the Company entered into an agreement on December 21, 2022 to sell its land in Bécancour, Québec for $13.70 million (CDN $18.50 million) on or before February 24, 2023. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2022 Annual Report on Form 10-K.

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

Management continues to pursue our growth strategy and is evaluating our financing plans to continue to raise capital to finance the start-up of commercial operations and continue to fund our ongoing operations. We will require a significant amount of capital to fund our growth as we invest in our planned commercial facilities in Europe, Asia and North America, as well as additional research and development. In addition to our cash on hand, we may also raise additional capital through equity offerings or debt financings, government incentives, as well as through collaborations or strategic alliances to execute our growth strategy. Such financing will depend on many factors, including actual construction costs of the planned commercial facilities, potential delays in our supply chain, and our ability to secure customers, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be adversely affected.

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment for up to $8.55 million which can be used in any Infinite Loop™ manufacturing facility. The payment of these amounts is based on certain milestones subject to various terms and conditions, including fabrication timelines, and equipment inspection. Pursuant to the agreement, the Company has paid a cash deposit of $3.40 million.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3.41 million (CDN $4.60 million). We received the first disbursement in the amount of $1.64 million (CDN $2.21 million) on February 21, 2020 and the second disbursement in the amount of $1.77 million (CDN $2.39 million) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $0.34 million (CDN $0.46 million). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, $37,015 (CDN $50,000) of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. Under the original terms of the Financing Facility, the principal amount was repayable in 84 monthly installments beginning in March of 2023. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,669,514 (CDN $3,500,000) in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at November 30, 2022 the Credit Facility was undrawn.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine-month periods ended November 30, 2022 and 2021 was as follows:

	Nine Months Ended November 30,
	2022	2021
Net cash used in operating activities	$(26,283,203)	$(32,829,956)
Net cash from (used in) investing activities	8,266,346	(5,370,272)
Net cash from financing activities	-	57,915,659
Effect of exchange rate changes on cash	(419,577)	(77,336)
Net (decrease) increase in cash	$(18,436,434)	$54,860,046

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2022, we used $26.28 million in operations compared to $32.83 million during the nine-month period ended November 30, 2021. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash (Used) Provided in Investing Activities

During the nine-month period ended November 30, 2022, the Company made investments of $0.07 million in property, plant and equipment as compared to $5.02 million for the nine-month period ended November 30, 2021. The amount of $5.02 was primarily in connection with the purchase for $4.82 million of a parcel of land in Bécancour, Québec.

During the nine-month period ended November 30, 2022, the Company made investments in intangible assets of $0.23 million as compared to $0.35 million for the nine-month period ended November 30, 2021, particularly in its patent technology in the United States and around the world.

Net Cash (Used) Provided by Financing Activities

During the nine-month period ended November 30, 2021, we raised $56.5 million through a private offering of common stock, together with warrants, in the net amount of $56.1 million. We also made payments totaling $0.04 million against our long-term debt, representing the loan agreement we entered into during the year ended February 28, 2018 to purchase the land and building of our small-scale production facility, research and development center and executive offices, which was fully repaid in January 2022.

On August 26, 2021, we received $1.87 million (CDN $2.39 million) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of the Terrebonne Facility. There is a moratorium on both capital and interest repayments until February 2023.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2022.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended November 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEC Investigation

As previously disclosed, we received a subpoena from the SEC in October 2020 requesting certain information from us, including information regarding testing, testing results and details of results from our GEN I and GEN II technologies, and certain of our partnerships and agreements. In March 2022, we received a second subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no additional information requests from the SEC relating to the Company’s business or technology.

The SEC informed us that its investigation does not mean that the SEC has concluded that anyone has violated the law and that the investigation does not mean that the SEC has a negative opinion of us. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

On September 30, 2022 the SEC filed a complaint (the “SEC complaint”) against several named defendants (“Defendants”), and also identified as a relief defendant Daniel Solomita, our Chief Executive Officer. The SEC complaint does not allege wrongdoing by the Company or Mr. Solomita. The SEC complaint identifies Mr. Solomita and an entity he owns as relief defendants because they purportedly received monies from the Defendants in 2015 that the SEC alleges were derived from the Defendants’ fraud. The SEC complaint does not allege that Mr. Solomita was aware of the alleged wrongdoing by the Defendants and does not allege that he was aware that any alleged monies received were derived from fraud.

Litigation

The information set forth under “Contingencies” in Note 21, Commitments and Contingencies, contained in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 27, 2022. No material changes to such risk factors have occurred during the nine months ended November 30, 2022.

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

Date: January 12, 2023	By:	/s/Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 12, 2023	By:	/s/Nicolas Lafond
	Name:	Nicolas Lafond
	Title:	Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

