Form 10-K
period 2023-02-28
Loop Industries, Inc.
filed 2023-05-18
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

As at August 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $103,490,371. As at May 17, 2023, there were 47,521,187 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III shall be incorporated by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting, and building our manufacturing facilities, (vii) our ability to scale, manufacture, and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (x) disease epidemics and other health-related concerns and crises, which could result in reduced access to capital markets, supply chain disruptions and scrutiny, embargoing of goods produced in affected areas, government-imposed mandatory business closures and any resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, or market or other changes that could result in non-cash impairments of our intangible assets, and property, plant and equipment, (xi) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates,  (xii) the outcome of any SEC investigations or class action litigation filed against us, (xiii) our ability to hire and/or retain qualified employees and consultants, (xiv) other events or circumstances over which we have little or no control, and (xv) other factors discussed in our subsequent filings with the SEC.

Management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties, and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as at the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

We caution readers not to place undue reliance on any such forward-looking statements, which are in reference to the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

General

As used in this Annual Report on Form 10-K, the following terms are being provided so investors can better understand our business:

Depolymerization refers to the chemical process of breaking down a polymer molecule into its constituent monomers or smaller subunits. Depolymerization is the opposite of polymerization.

DMT is an acronym for dimethyl terephthalate, which is a monomer used in the production of polyethylene terephthalate (“PET”).

MEG is an acronym for monoethylene glycol, which is a monomer used in the production of PET.

Polymerization refers to a process of reacting monomer molecules together in a chemical reaction to form polymer chains or three-dimensional networks.

PET is an acronym for polyethylene terephthalate, which is a resin and a type of polyester showing excellent tensile and impact strength, chemical resistance, clarity, and processability, and reasonable thermal stability. PET is the material which is most commonly used for the production of polyester fiber and plastic packaging, including plastic bottles for water and carbonated soft drinks, containers for food and other consumer products; it is commonly identified by the number “1”, often inside an image of a triangle, on the packaging. PET is also used as a polyester fiber for a variety of applications including textiles, clothing and apparel.

rPET is an acronym for recycled polyethylene terephthalate.

Industry and Market Data

The industry and market data relating to our business included in this Annual Report on Form 10-K on our internal estimates and research, as well as publications, research, surveys, and studies was conducted by independent third parties not affiliated to us.

Industry publications, studies, and surveys generally state that they were prepared based on sources believed to be reliable, although there is no guarantee of accuracy. While we believe that each of these studies and publications is reliable, we have not independently verified the market and industry data provided by third-party sources. In addition, while we believe our internal research is reliable, not all such research has been verified by an independent source. We note that assumptions underlying industry and market data are subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A. Risk Factors” of this Annual Report.

ITEM 1. BUSINESS

Overview

Loop is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement towards a circular economy by reducing and recovering plastic waste for a sustainable future.

The Company is presently in the planning stages of pursuing the construction of Infinite Loop™ commercial scale facilities. Loop is currently engaged in discussions to secure financing for its investments in the various planned manufacturing facilities and the sequencing of the manufacturing facilities will be determined in conjunction with the outcome of the Company’s financing discussions and discussions with our partners.

Background

Industry Background

We believe Loop's depolymerization technology offers a superior solution to mechanical recycling by enabling the use of a wider variety of PET feedstock, including complex and degraded plastics as well as polyester fiber, to produce virgin quality rPET with no degradation through continued recycling.

Mechanically recycled PET plastic is produced principally through the conversion of bales of PET bottles. The materials have been collected and transported to a materials recovery facility, where they are sorted from other materials, baled, and sent to specific PET recycling facilities. The bales are broken and sorted to remove any non-PET materials. The PET is then ground and put through a separation process which separates the PET from the bottle cap and label materials. Clean PET flake is then further processed depending on its intended end market. It may become more highly refined PET pellets for new bottles or extruded into PET sheet for clamshells, trays, and cups. Recycled PET is also spun into fiber for carpet, clothing, fiber fill, or other materials.

We believe mechanically recycled PET faces a number of challenges in meeting the quality specifications and growing volume requirements implied by commitments from major brands, mainly due to the cost and variety of acceptable PET feedstock. Some mechanical recycling processes involve remelting the PET flake which reduces the quality of the rPET output each time it is recycled relative to the specifications of virgin PET produced from fossil fuels. Each time PET plastic is mechanically recycled, its quality and clarity are reduced. Therefore, mechanically recycled PET may need to be mixed with virgin PET from fossil fuels to maintain quality. Lower quality mechanically recycled PET is often downcycled to alternate uses such as polyester fibers which may be dyed and used in carpets or clothing. Additionally, mechanically recycled PET manufactured for use in clear bottles or food containers requires predominantly clear and clean PET flakes separated from waste bales, and cannot accommodate colored or opaque PET flakes, lower quality fiber feedstock, or materially contaminated feedstock, which may be cheaper.

Chemical recycling is a process in which plastics are broken down into their constituent molecules through chemical reactions, rather than being physically melted down and reprocessed as in mechanical recycling. This approach, which we utilize, has several advantages over mechanical recycling, which can have limitations due to the complexity and diversity of plastics.

One of the main limitations of mechanical recycling is that it is difficult to recycle plastics that have been contaminated or degraded. For example, if a plastic container has been exposed to heat or sunlight, it may become brittle and prone to breaking during the recycling process. Another limitation of mechanical recycling is that it is difficult to recycle certain types of plastics, such as multi-layered or composite plastics. These plastics are often used in food packaging or other products that require specialized properties like barrier protection or insulation. Chemical recycling, however, can break down these degraded or complex plastics into their constituent molecules, which can then be purified and used to create new products.

Chemical recycling has the potential to create a closed-loop system for plastic waste, whereby plastics can be recycled an infinite number of times without degrading the quality of the material. This is because the constituent molecules can be broken down and reassembled without losing their original properties, which can reduce the need for new plastics to be produced.

We believe chemical recycling offers a promising solution to the limitations of mechanical recycling by enabling the recirculation of more diverse and complex plastics, reducing waste and pollution, and creating a closed-loop system for plastic waste.

Our chemical recycling technology breaks down waste PET into DMT and MEG through depolymerization. The monomers are purified and then recombined into virgin quality PET plastic and polyester fiber. We use low value PET plastic and polyester fiber waste as feedstock. Our technology can process PET plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even PET plastics that have been recovered from the ocean and degraded by exposure to sun and salt. We believe that our ability to use many materials that mechanical recyclers cannot process is an important advantage of Loop™ PET resin and further expands the range of PET waste streams that may be recycled. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into shared rivers, oceans and natural areas.

Supply Agreements with Global Consumer Brands

In the past years, we have seen major consumer brands make significant commitments to close the loop on their plastic use by transitioning their packaging to recyclable materials like PET, and by incorporating more recycled content into their packaging. We believe Loop™ PET resin provides the ideal solution for these brands because it is recyclable and is made from 100% recycled PET waste and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging and polyester fiber.

Due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-quality of Loop™ branded PET resin and its marketability to extol the sustainability credentials of consumer brands that incorporate it, we believe we will be able to sell Loop™ branded PET resin at a premium price relative to virgin and mechanically recycled PET resin.

We currently have agreements with some of the world’s leading brands to be supplied from our planned commercial facilities, including:

•	Multi-year supply agreement with Danone SA (“Danone”), one of the world’s leading global food and beverage companies, enabling Danone to purchase 100% sustainable and upcycled Loop™ branded PET for use in brands across its portfolio including evian®, Danone’s iconic natural spring water;

•	Multi-year supply agreement with L’OCCITANE en Provence (“L’OCCITANE”) to supply 100% recycled and sustainable Loop™ PET resin and incorporate Loop™ PET resin into its product packaging; and

•	Multi-year supply agreement with L’Oréal Group, the global leader in the beauty industry, enabling L’Oréal Group to purchase production capacity and incorporate Loop™ PET resin into its product packaging.

We are pursuing amended supply agreements with existing customers and new agreements with additional customers that are located in North America, Europe, and Asia to sell the production volumes of our planned Infinite Loop™ commercial facilities.

We also have a signed letter of intent with On AG, a sportswear brand and subsidiary of On Holding AG, to secure volumes of Loop™ PET resin from the Asian Infinite Loop™ manufacturing facility in Ulsan, South Korea, which Loop is planning with its strategic partner SK Geo Centric.

Strategic Partnership with SK Geo Centric

In June 2021, Loop and SK Geo Centric (“SKGC”) concluded a definitive agreement for SKGC to become a strategic investor in Loop, with SKGC acquiring a 10% stake in Loop at $12.00 per share for a total of $56.5 million. The transaction, which closed in July 2021, also included warrants for SKGC to purchase Loop common stock at $15.00 and $20.00 per share. Concurrent with the strategic investment, Loop and SKGC entered into a memorandum of understanding (“MOU”) to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia.

SKGC is a global chemical company and member of the SK Group, one of South Korea’s largest conglomerates. SKGC is a general energy and chemical leader in the global market and is growing into a technology-based global chemical company through continuous R&D efforts. SKGC aims to achieve its “Green for Better Life” vision by establishing a plastics based circular economy through collaboration with various partners and stakeholders, such as Loop.

Asia represents approximately 60% of the world’s population and 70% of global PET consumption and is the main hub for the polyester fiber supply chain for textiles. The Asian market represents a prime opportunity for Loop’s growth and commercialization of its technology. SKGC is well established with a deep understanding of the Asian market, and vast expertise in building and operating large-scale petrochemical facilities, making them a uniquely well-suited partner for Loop in helping to ensure the successful commercialization of Loop’s technology in this market.

On April 27, 2023, Loop and SKGC entered into a joint venture agreement (the “JV Agreement”) to deploy Loop’s depolymerization technology in the Asian market through multiple commercial manufacturing facilities. Pursuant to the JV Agreement, Loop and SKGC agreed to form a new company (the “JV Company”), which will be headquartered in Singapore. SKGC will contribute 51% and Loop will contribute 49% of the initial equity capital of the JV Company. The JV Agreement outlines that the JV Company will have exclusive rights to commercialize Loop’s technology in the Asian market and Loop will receive an annual royalty fee for each of the commercial plants.

The first planned commercial manufacturing facility with Infinite Loop™ technology, located in Ulsan, South Korea, will have an annual capacity to supply 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and is anticipated to break ground in 2023 and to have construction completed by the end of 2025. In addition to Infinite Loop™ Ulsan, the two partners have outlined plans which target a minimum of three additional commercial manufacturing facilities to be constructed throughout Asia by 2030. Loop and SKGC have partnered with SK ecoengineering, a subsidiary of the SK Group who brings considerable experience and proficiency as an EPC contractor, for the engineering and construction of the commercial manufacturing facilities.

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ Group (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. On June 16, 2022, Loop, together with Suez and SKGC, announced that the three companies will become equal participants in the strategic partnership.

The expanded partnership intends to combine SKGC's petrochemical manufacturing experience with Suez's resource management expertise and Loop’s breakthrough proprietary technology to supply up to 70,000 M/T of virgin quality, 100% recycled PET plastic and polyester fiber to the European market. The planned Infinite Loop™ facility will offer a solution to consumer goods companies which have committed to goals for significantly increased use of recycled content in their products and/or packaging and help to meet the growing demand for recycled PET resin and polyester fiber.

On February 16, 2023, the three companies announced that the Chemesis industrial platform in Saint-Avold, located in the Grand Est region of France, has been selected as the site for their planned manufacturing facility in Europe. We are working with our partners Suez and SKGC on acquiring the project site, alignment of various levels of government support and additional steps for the project which include advancing permitting, site specific engineering, customer offtake contracts, feedstock and financing.

Product activations with evian, L’Occitane, L’Oréal, On AG, and Garnier

Loop has collaborated with multiple customers in recent and upcoming launches for products and product packaging incorporating Loop™ PET manufactured from monomers produced at the Terrebonne Facility.

In 2021, Loop, in partnership with iconic global beverage brand evian, unveiled a new “evian Loop” prototype virgin-quality water bottle made from 100% recycled content. The monomers used to produce the evian Loop bottles were made at the Terrebonne Facility. Evian began selling water bottles made from Loop™ PET in South Korea in October 2022. The waste plastic used to produce these bottles includes polyester fibers from carpets and clothing which are considered unrecyclable and destined for landfill and other natural environments. This initiative reflects evian’s commitment to its stated goal for circularity and 100% recycled content by 2025.

On October 11, 2022, Loop and L’OCCITANE, a global manufacturer and retailer of sustainable beauty and wellness products, unveiled a new bottle for the brand’s Almond Shower Oil that was manufactured with 100% recycled Loop™ PET resin produced using monomers from Loop’s Terrebonne Facility. Loop has partnered with L’OCCITANE to help meet the brand’s sustainability goal of using 100% recycled PET in its bottles by 2025. In partnership with the brand, a pilot project was executed where the bottle (excluding cap and label) was produced using 100% recycled Loop™ PET resin and was successfully carried out on L’OCCITANE production lines. This initiative marks a significant step forward in the partnership between the two companies and sets the pathway to implement Loop’s technology across other products in the brand’s assortment. As part of this partnership with L’OCCITANE, Loop’s branding is featured prominently on the front of the packaging, with additional details speaking to Loop’s technology on the back label.

We also entered into an agreement in May 2022 with On AG to supply Loop™ PET to be utilized in polyester fiber by the brand, pursuant to which Loop™ PET resin was delivered in the year ended February 28, 2023.

On April 19, 2023, Loop and Garnier, one of the world’s largest mass market beauty brands, launched the brand’s first Micellar Cleansing Water All-In-1 bottle made of Loop™ PET produced using monomers from Loop’s Terrebonne Facility (excluding cap and label). The Loop logo, featured on the front of this packaging innovation, serves as an anchor to highlight Loop’s technology, the quality of materials and the bottle’s recyclability. The inclusion of Loop branding on the packaging strongly supports Garnier’s sustainability goals by promoting the infinitely recyclable potential of the product and brings awareness to PET plastic circularity. This packaging innovation will first be distributed in Garnier’s largest market, the US and the brand’s home market of France.

Loop continues to work towards new brand and further marketing campaigns with additional consumer goods brand companies.

Terrebonne Facility

As part of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we enhanced our Terrebonne, Québec pilot plant to become a small-scale PET depolymerization production facility, incorporating all key pieces of depolymerization equipment that will be used in the full-scale commercial facilities. In addition to our research and development activities, this facility is used to deliver initial production volumes to support co-branded market launch campaigns with partners and customers and will also be used to showcase the Infinite Loop™ end-to-end technology and train operational teams in advance of the commissioning of the Infinite Loop™ full-scale commercial facilities.

On December 22, 2022, we announced that we have reduced hours of operation at the Terrebonne Facility in order to reduce operating costs and preserve liquidity. The primary purpose of the Terrebonne Facility was to demonstrate that Loop’s breakthrough depolymerization technology was scalable and to produce commercial quantities of virgin quality PET resin and polyester fiber for global brands. We believe the Terrebonne Facility has achieved this objective. We will continue to fulfill existing commitments related to ongoing sales contracts.

In the year ended February 28, 2023, Loop reported initial revenues of $0.17 million from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, including those with whom Loop is collaborating on product launches. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

Infinite Loop™ Bécancour, Québec

We acquired a project site in Bécancour, Québec in May of 2021 for $4.3 million (CDN $5.9 million), a portion of which was sold on September 15, 2022 for net proceeds of $8.56 million (CDN $11.4 million). On December 22, 2022, we announced that our commercialization strategy will now focus on our planned projects with SKGC in Asia and Europe and that we had entered into an agreement to sell all of our remaining property in Bécancour, Quebec for $13.75 million (CDN $18.5 million). The sale transaction closed on February 22, 2023.

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

Market Opportunity

The estimated global annual market demand for PET plastic and polyester fiber is approximately $180 billion in 2022. We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution and forge an international legally binding agreement by the end of 2024. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging, which underlies the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

Global consumer packaged goods companies (“CPG companies”), apparel manufacturers, and retail brands have announced significant public commitments and targets to make the transition to a circular plastic economy, for example:

•	Adidas Group aims to replace all virgin polyester with recycled polyester in all of its Adidas products by 2024;
•	Danone, the provider of evian® brand bottled water, committed to a goal of using 100% recycled content packaging by 2025;
•	Coca-Cola committed to an average recycled content of 50% across its packaging by 2030;
•	PepsiCo stated 10 European markets are moving key Pepsi-branded products to 100% rPET bottles by 2022, and in the U.S., all Pepsi-branded products will be converted to 100% rPET bottles by 2030;
•	In 2020, L’OCCITANE committed to implementing 100% recycled content plastic in their bottles by 2025;
•	Nike has announced a 2025 target of diverting 100% of its waste from landfills, with at least 80% recycled back into its products and goods;
•	L’Oréal Group committed to using 100% recycled or biobased plastic in their packaging by 2030;
•	Ikea maintains its goal that, by 2030, all plastic used in its products will be based on renewable or recycled material; and
•	By 2025, Lululemon aims to achieve at least 75% sustainable materials for their products, including fibers that are recycled, renewable, regenerative, sourced responsibly and are manufactured using low-resource processes.

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

•	North America:
o	Canada has announced a goal of zero-plastic waste by 2030 and is targeting for all plastic packaging to contain 50% recycled content by 2030.
o	California law requires that plastic bottles contain at least 25% post-consumer resin by 2025, and at least 50% by 2030.
•	Europe:
o	As of January 2021, the European Union introduced a new tax of €800/ton on non-recycled plastic packaging based on the amount of plastic packaging placed on each member state’s market.
o	Spain imposed a tax of €450 per ton on non-reusable plastic packaging, effective January 1, 2023.
o	Italy introduced a tax in January 2023 of €450 per ton on virgin plastic used in manufacture or importation of single use plastic.
o	Effective April 2022, a new £200/ton tax applies in the UK to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic.
o	France maintains its goal of having 100% plastics recycled by 2025 and 77% of beverage bottles to be collected.
•	Asia: South Korea continues to target reduction of plastic waste by 20%, an increase in recycling rates from 54% to 70% by 2025, and utilization of 30% renewable plastic by 2030.

The growing regulatory environment combined with global consumer goods companies, apparel manufacturers, and retail brand commitments for 2025 and 2030 are expected to further increase the demand for rPET.

Closed-loop circularity and keeping materials within their own cycle (bottle-to-bottle and fiber-to-fiber) is gaining increasing attention as the focus on sustainability intensifies. Governments and regulators have considered or enacted heightened standards for recycled materials that discourage downcycling of bottles into polyester fiber. Additionally, it is becoming increasingly difficult to secure inventory of post-consumer bottles due to the increased demand from the bottle industry as they strive to achieve their own sustainability goals. A fiber-to-fiber recycling strategy addresses these problems and allows fashion brands and companies to secure volume and support the increasing demand of recycled polyester fiber in the textile industry.

We believe the commercialization plans of Loop™ PET resin and polyester fiber may provide the ideal solution for global brands because Loop™ PET resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET resin and polyester fiber is virgin-quality suitable for use in food-grade packaging. That means CPG companies will be able to market packaging made from a 100% recycled Loop™ branded PET resin and polyester fiber.

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

On December 22, 2022, we announced a shift in our commercialization strategy and will now focus on our planned joint venture projects with SKGC in Asia and Europe. These projects have a lower requirement for Loop equity investment and higher expected return on capital, and leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy.  Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the first Asian manufacturing facility in Ulsan, South Korea, which is anticipated to break ground in 2023 and to have construction completed by the end of 2025.

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

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for quick execution, speed to market and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering co-branded packaging or polyester fibers that are made with Loop, 100% recycled, virgin-quality PET or polyester fibers. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include the feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, PET bale index pricing, logistics, and ramp up, among others.

Recent developments

Signature of Venture Agreement with SKGC

On April 27, 2023, Loop and SKGC entered into a joint venture agreement (the “JV Agreement”) to deploy Loop’s depolymerization technology in the Asian market through multiple commercial manufacturing facilities. Pursuant to the JV Agreement, Loop and SKGC agreed to form a new company (the “JV Company”), which will be headquartered in Singapore. SKGC will contribute 51% and Loop will contribute 49% of the initial equity capital of the JV Company. The JV Agreement outlines that the JV Company will have exclusive rights to commercialize Loop’s technology in the Asian market and Loop will receive an annual royalty fee for each of the commercial plants.

The first planned commercial manufacturing facility with Infinite Loop™ technology, located in Ulsan, South Korea, will have an annual capacity to supply 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and is anticipated to break ground in 2023 and to have construction completed by the end of 2025. In addition to Infinite Loop™ Ulsan, the two partners have outlined plans which target a minimum of three additional commercial manufacturing facilities to be constructed throughout Asia by 2030. Loop and SKGC have partnered with SK ecoengineering, a subsidiary of the SK Group who brings considerable experience and proficiency as an EPC contractor, for the engineering and construction of the commercial manufacturing facilities.

Successful completion of SKGC technical due diligence

On March 28, 2023, Loop and SKGC announced the successful completion of a technical due diligence conducted by SKGC and the validation of Loop’s technology. The technical due diligence marks the next phase in Loop and SKGC's long-standing partnership to commercialize Loop’s technology through Infinite Loop™ manufacturing facilities in the Asian market. SKGC executed a comprehensive due diligence to validate Loop’s technology and its production facility in Terrebonne, Quebec. The scope of the technical due diligence included the depolymerization of low value PET waste into its base monomers of DMT and MEG, the purification of the monomers, as well as the polymerization into virgin-quality Loop™ PET resin and polyester fiber. Key parameters of Loop’s technology that were validated were the production yields, operational stability, quality of the output monomers and overall performance of the production facility. The technical due diligence validated that the PET resin and polyester fiber produced using Loop’s technology is of virgin quality. The technical due diligence report, signed by both parties, confirms Loop’s innovative technology.

Site selection for European commercial project

On February 16, 2023, Loop, SKGC and Suez together announced that the Chemesis industrial platform in Saint-Avold, located in the Grand Est region of France, has been selected as the site for their planned manufacturing facility in Europe. The Saint-Avold Chemesis industrial platform is strategically situated in the heart of Europe and provides an efficient industrial and infrastructure network (access to energy notably via existing heat networks, road and rail logistics, suppliers, etc.) making it the optimum environment for the manufacturing facility.

Customer product activations

On April 19, 2023, Loop and Garnier, launched the brand’s first Micellar Cleansing Water All-In-1 bottle made of Loop™ PET produced using monomers from Loop’s Terrebonne Facility (excluding cap and label). The Loop logo, featured on the front of this packaging innovation, serves as an anchor to highlight Loop’s technology, the quality of materials and the bottle’s recyclability.

On October 11, 2022, Loop and L’OCCITANE unveiled a new bottle for the brand’s Almond Shower Oil that was manufactured with 100% recycled Loop™ PET resin produced using monomers from Loop’s Terrebonne Facility. This initiative marks a significant step forward in the partnership between the two companies and sets the pathway to implement Loop’s technology across other products in the brand’s assortment. As part of this partnership with L’OCCITANE, Loop’s branding is featured prominently on the front of the packaging, with additional details speaking to Loop’s technology on the back label.

Sale of land in Bécancour, Québec

On February 22, 2023, Loop sold the land in Bécancour, Québec which was purchased in May 2021 for net proceeds of $22.31 million. The sale follows the Company’s announcement that our commercialization strategy will now focus on our planned projects with SKGC in Asia and Europe. The land sale provides Loop with the liquidity to cover its ongoing operations and support its commercialization efforts.

Initial revenues generated from Terrebonne Facility

In the year ended February 28, 2023, Loop reported initial revenues of $0.17 million from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, including those with whom Loop is collaborating on product launches. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

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

Additionally, Loop’s strategic partners, Suez and Danone, among others, collectively engaged an independent, globally recognized third-party engineering firm to execute a thorough due diligence and technology validation report.  We believe the final report, which was communicated in May 2022, validated and reinforced the quality, effectiveness, and scalability of our technology. Our technology was further validated in March 2023, when Loop and SKGC announced the successful completion of a technical due diligence conducted by SKGC. Key parameters of Loop’s technology that were validated through SKGC’s comprehensive due diligence include the production yields, operational stability, quality of the output monomers and overall performance of Loop’s Terrebonne Facility. The technical due diligence validated that the PET resin and polyester fiber produced using Loop’s technology is of virgin quality.

To protect our technology and intellectual property rights, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

The GEN II technology portfolio currently consists of four patent families:

•

One family has two issued U.S. patents and a pending U.S. application, all expected to expire on or around September 2037. Internationally, this patent family has four issued or allowed patents in foreign jurisdictions, Bangladesh, Argentina, Taiwan and Brazil, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around September 2038, if granted, not including any patent term extensions.

12

•

An additional aspect of the GEN II technology, as claimed in two issued U.S. patents and a pending U.S. application, all expected to expire on or around June 2039. Internationally, this patent family includes five issued or allowed patents in foreign jurisdictions, including Morocco, Algeria, Indonesia and Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted, not including any patent term extensions.

•

Another aspect of the GEN II technology, which is the subject of an issued U.S. patent and a pending U.S. application. Internationally, this patent family includes pending applications in Canada, Europe, India, Singapore, Papua New Guinea, Brazil, and South Africa. Any patents that would ultimately be granted from this application would be expected to expire on or around March 2040, not including any patent term extensions.

•

Another aspect of the GEN II technology, which is the subject of an issued U.S. patent and a pending U.S. application, both expected to expire on or around March 2040. Internationally, this patent family includes two issued patents in foreign jurisdictions, Bangladesh and South Africa, and pending applications in Canada, China, Korea, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, and various other countries, all expected to expire on or around March 2040, if granted, not including any patent term extensions.

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

Additional Information

Human Capital

Our employees are essential to our success, and we are committed to providing a safe, productive, discrimination-free and harassment-free work environment. All employees are responsible for compliance with our Code of Ethics as well as our health and safety, and anti-harassment policies. These policies and practices help us foster a workplace environment that promotes inclusion and diversity.

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

As of February 28, 2023, we had 75 employees of which 26 work in research and development, 35 in engineering and operations, and 14 in administrative functions.

Corporate History

We were originally incorporated under the name Radikal Phones Inc. in Nevada in March 2010. Loop Holdings, Inc. (“Loop Holdings”) was originally incorporated in Nevada in October 2014. In June 2015 we completed a reverse acquisition of Loop Holdings and the depolymerization business of Loop Holdings became our sole operating business. In July 2015 we changed our name to Loop Industries, Inc.

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

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2023 was $21.30 million and we have earned limited revenues to date. We have financed our operations primarily through sales of common stock and incurrence of debt and have devoted substantial efforts to research and development, as well as building our team. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue depends on our ability to successfully complete the development of our technology and products, obtain the regulatory approvals necessary to commercialize our products, attract additional customers, finance, build and operate commercial facilities. We expect to incur operating losses in future periods. These losses will occur as we do not have sufficient revenues to offset the expenses associated with our business operations. We may not generate revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability. We cannot guarantee that we will ever be successful in generating revenues in the future.  If we are unable to generate revenues, we will not be able to earn profits or continue operations.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to successfully commercialize our business and generate future revenues depends on whether we can obtain the necessary financing to implement our business plan, on acceptable terms. We will require additional financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs in order to establish profitable operations, and such financing may not be forthcoming. We are pursuing financial incentives and financing for our proposed projects with several countries through multiple programs that involve various branches of government. If we are unable to attract government incentives and financing to our projects or investors to invest in our business, we may not be able to acquire additional financing through debt or equity markets. Our failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on our ability to execute our business plan or remain in business.

Conditions in the financial markets and economic conditions in general may adversely affect our ability to raise additional capital, execute our business plan or remain in business.

The business environment in which we operate has been impacted by the effects of worldwide macroeconomic uncertainty. Economic activity continued to improve during 2022 as COVID-19 cases declined worldwide and restrictions were lifted. However, economic concerns remain as a result of the cumulative weight of uncertainty regarding the economic conditions domestically and in foreign countries, including global political hostilities and other financial crises. Inflation has become elevated, reflecting demand and supply imbalances, supply chain issues, higher energy prices, fiscal stimulus and broader price pressures. Uncertainty surrounding the near-term direction of global markets, and the potential impact of these trends on the global economy, are expected to persist for the near term. Strategic risk, including threats to business models from rising interest rates and modest economic growth, remain high.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how our business would be affected and whether we would be able successfully to mitigate any such effects on our business. Accordingly, these factors in the global economy could have an adverse effect on our ability to raise additional capital, execute our business plan or remain in business.

In recent months, multiple regional banks were either taken over by the Federal Deposit Insurance Corporation (FDIC) or entered receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing.

Our technology may not be successful in developing commercial products.

We and our potential future collaborators may spend many years and dedicate significant financial and other resources to developing our technology that may never be successfully commercialized. Our technology may never become successfully commercialized for any of the following reasons:

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

If any of these things were to occur, it could have an adverse effect on our ability to raise additional capital, execute our business plan or remain in business.

We face business risks due to our relationships with strategic partners.

We rely on our strategic partner relationships for the scaling, manufacturing and commercialization of our technology. We have various arrangements with SK Geo Centric and Suez to commercially scale our technology Asia and Europe respectively and with Chemtex and our external engineering partners. We also have various supply agreements with Danone, L’Oreal and L’OCCITANE en Provence for our planned commercial facilities. Termination of any of these agreements could have an adverse effect on our business. In particular, certain of our agreements with our strategic partners have termination rights related to the satisfaction of milestones, some of which we have not achieved. Though we have not received any indication from our strategic partners as to their indication to terminate, we cannot provide assurance that these strategic partners with whom we have entered into such agreements will not exercise their applicable termination rights, which are not within our control.

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

Disruption at, damage to or destruction of our Terrebonne Facility could impede our ability to continue innovating and refining our technological process, and supporting our commercial projects, which would harm our business, financial condition and operating results.

Our research and development activities are performed from a single location in Terrebonne, Québec. Our continued innovation activities rely on an uninterrupted and fully functioning plant. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process and provide support for our commercial projects in a timely manner could reduce our revenues and materially harm our business.

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

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Our feedstock supply strategy, including any hedging procedures, may be insufficient, and our results could be materially impacted if costs of materials increase.

The loss of the services of Mr. Daniel Solomita, our President and Chief Executive Officer, and Chairman of the Board of Directors, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business.

The development of our business and the marketing of our prospective products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Mr. Daniel Solomita or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business, which could adversely affect our financial results and impair our growth plans.

We are subject to certain risks related to litigation filed by or against us and investigations we are subject to, and adverse results may harm our business.

We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation, investigations and other proceedings filed by or against us or individuals to whom we may have indemnity and/or advancement obligations, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business, including the subpoena we received from the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. We expect to continue to incur legal fees in relation to litigation, investigations and other proceedings.

We are subject to an SEC Investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

As described in “Item 3. Legal Proceedings—SEC Investigation,” of this annual report, the SEC in October 2020 requested certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. In addition, our board of directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations. Furthermore, while the SEC has informed us that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security, publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, or results of operations.

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

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and used our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights and our business could be harmed.

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

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. As we remain a Smaller Reporting Company, our independent registered public accounting firm is not required to express an opinion as to the effectiveness of our internal control over financial reporting. However, pursuant to Section 404, in the future, we may be required to furnish an attestation on internal control over financial reporting issued by our independent registered public accounting firm. Despite our efforts, our independent registered public accounting firm may determine we have a material weakness or significant deficiency in our internal controls over financial reporting once such firm begins its Section 404 reviews in the future. If we are unable to assert that our internal controls over financial reporting are effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting as required by Section 404, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The trading price for our common stock will be affected by a number of factors, including:

•	any change in the status of our Nasdaq listing;
•	the need for near-term financing to continue operations;
•	our ability to develop and commercialize our technology, relative to investor expectations;
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	volatility in the financial and credit markets, including the recent volatility due, in part, to current geo-political events, inflation, economic uncertainty and the corresponding fiscal and monetary responses by central banks and governments;
•	future issuances and/or sales of our securities;
•	announcements or the absence of announcements by us, or our competitors, regarding collaborations, new products, significant contracts, commercial relationships or capital commitments;
•	commencement of, or involvement in, litigation or investigations;
•	any major change in our board of directors or management;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;
•	a lack of, or negative security analyst coverage;
•	uncertainty regarding our ability to secure additional cash resources with which to operate our business;
•	short-selling or similar activities by third parties;
•	limited trading liquidity in our shares and any short positions held; and
•	other factors described elsewhere in these Risk Factors.

As a result of these factors, our stockholders may not be able to resell their shares at, or above, their purchase price. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. Any negative change in the public’s perception of the prospects of companies in our industry could depress our stock price regardless of our results of operations. These factors may have a material adverse effect on the market price and liquidity of our common stock and affect our ability to obtain the required financing.

Our President and Chief Executive Officer and Chairman of the Board of Directors, Mr. Daniel Solomita, beneficially owns a majority of the total voting power of our capital stock, and accordingly, has control over stockholder matters, our business and management.

As at May 17, 2023, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling shareholder, beneficially owns 19,210,000 shares of common stock, or 40.4% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of our common stock, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 19,210,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 75.7% of the voting control of the Company.

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

ITEM 2. PROPERTIES

Our Terrebonne Facility and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. The 33.2 thousand square foot facility includes 13.0 thousand square feet for our executive offices and 20.2 thousand square feet for our innovation and operational activities. We believe that our existing facilities are adequate for our current needs.

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

Litigation

The information set forth under "Contingencies" in Note 22, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.

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

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement for the 2023 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after February 28, 2023.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LOOP.”

Holders

As at May 17, 2023, there were 47,521,187 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock) held by approximately 46 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2023.

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

Overview

Loop is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement towards a circular economy by reducing and recovering plastic waste for a sustainable future.

The Company is presently in the planning stages of pursuing the construction of Infinite Loop™ commercial scale facilities. Loop is currently engaged in discussions to secure financing for its investments in the various planned manufacturing facilities and the sequencing of the manufacturing facilities will be determined in conjunction with the outcome of the Company’s financing discussions and discussions with our partners.

In the past years, we have seen major consumer brands make significant commitments to close the loop on their plastic use by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging. We believe Loop™ PET resin and polyester fiber provides the ideal solution for these brands because it is recyclable and is made from 100% recycled waste PET and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging.

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

On December 22, 2022, we announced a shift in our commercialization strategy and will now focus on our planned joint venture projects with SK Geo Centric Co., Ltd (“SKGC”) in Asia and Europe. These projects have a lower requirement for Loop equity investment and higher expected return on capital, and leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy.  Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the first Asian manufacturing facility in Ulsan, South Korea, which is anticipated to break ground in 2023 and to have construction completed by the end of 2025.

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

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for quick execution, speed to market and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity.

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

Results of Operations

Fourth Quarter Ended February 28, 2023

The following table summarizes our operating results for the three-month periods ended February 28, 2023 and February 28, 2022, in U.S. Dollars.

	Three months ended
	February 28, 2023	February 28, 2022	Change
Revenues	$12,487	$-	$12,487

Expenses
Research and development
Machinery and equipment expenditures	83,467	1,841,920	(1,758,453)
External engineering	359,297	2,267,021	(1,907,724)
Employee compensation	1,289,096	1,509,831	(220,735)
Stock-based compensation	166,614	384,228	(217,614)
Plant and laboratory operating expenses	215,334	584,730	(369,396)
Other	98,965	390,758	(291,793)
Total research and development	2,212,773	6,978,488	(4,765,715)

General and administrative
Professional fees	704,458	1,109,248	(404,790)
Employee compensation	545,734	624,444	(78,710)
Stock-based compensation	(49,581)	316,396	(365,977)
Insurance	710,697	1,146,574	(435,877)
Other	287,853	227,725	60,128
Total general and administrative	2,199,161	3,424,387	(1,225,226)

Gain on disposition of land	(9,979,933)	-	(9,979,933)
Contingency loss for legal settlement	-	2,519,220	(2,519,220)
Loss from equity-accounted investment	-	1,119,078	(1,119,078)
Depreciation and amortization	139,570	140,426	(856)
Interest and other financial expenses	49,794	35,994	13,800
Interest income	(5,454)	(12,167)	6,713
Foreign exchange loss (gain)	(27,015)	67,506	(94,521)
Total expenses	(5,411,104)	14,272,932	(19,684,036)
Net income (loss)	$5,423,591	$(14,272,932)	$19,696,523

Revenues

Revenues for the three-month period ended February 28, 2023 were $0.01 million. For the same period in 2022, there were no revenues. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expenses for the three-month period ended February 28, 2023 decreased $4.77 million to $2.21 million, as compared to $6.98 million for the same period in 2022. The decrease was primarily attributable to a $1.91 million decrease in external engineering costs for ongoing design work for our Infinite Loop™ manufacturing process, a $1.76 million decrease in purchases of machinery and equipment used at the Terrebonne facility, and a $0.37 million decrease in operating expenses at the Terrebonne facility plant and laboratories.

General and administrative expenses

General and administrative expenses for the three-month period ended February 28, 2023 decreased $1.23 million to $2.20 million, as compared to $3.42 million for the same period in 2022. The decrease was primarily attributable to a $0.44 million decrease in insurance costs, a $0.40 million decrease in expenses for legal and professional fees due to costs principally associated with the SEC investigation and class action suits described in “Item 3. Legal Proceedings” and the Company’s commercialization plans, and a $0.37 million decrease in stock-based compensation expenses which is mainly due to RSU forfeitures in the three-month period ended February 28, 2023, accounted for as a reversal of stock-based compensation expense.

Net Loss

The net loss for the three-month period ended February 28, 2023 decreased $19.70 million with a net income of $5.42 million in the period, as compared to a net loss of $14.27 million for the same period in 2022. The decrease is primarily due to a gain on disposition of land of $9.98 million related to the Company’s sale of land in Bécancour, Québec, decreased research and development expenses of $4.77 million, decreased general and administrative expenses of $1.23 million, as well as the contingency loss for legal settlement of $2.52 million and loss from equity-accounted investment of $1.12 million both recorded in the year ended February 28, 2022.

The contingency loss for legal settlement of $2.52 million in the year ended February 28, 2022 is related to the agreement for the settlement of the consolidated class action lawsuit filed in the Southern District of New York described in “Item 3. Legal Proceedings” entered into by the Company and the current and former officer defendants on March 1, 2022.

The recognition of a loss from equity-accounted investment of $1.12 million in the three-month period ended February 28, 2022 is related to management’s determination that the capitalized costs in our joint venture with Indorama, Indorama Loop Technologies (“ILT”) were no longer recoverable. The joint venture had made a decision during 2020 that it would temporarily delay work on the project, largely due to factors related to the COVID-19 pandemic. Since that date, no expenditures have been incurred by the joint venture. Also, the Company achieved significant advancements in its engineering design independently from that which was accomplished in ILT. Due to these advancements, management has determined that engineering design costs initially capitalized in ILT are now obsolete and no longer recoverable. Therefore, the Company recorded a loss of $1.12 million relating to its investment in ILT during the three-month period ended February 28, 2022. This amount represents the Company’s 50% portion of the engineering design costs capitalized in ILT.

Fiscal Year Ended February 28, 2023

The following table summarizes our operating results for the years ended February 28, 2023 and February 28, 2022, in U.S. Dollars.

	Years ended
	February 28, 2023	February 28, 2022	Change
Revenues	$172,838	$-	$172,838

Expenses
Research and development
Machinery and equipment expenditures	4,216,042	9,549,802	(5,333,760)
External engineering	3,272,864	7,307,363	(4,034,499)
Employee compensation	6,468,202	5,722,906	745,296
Stock-based compensation	1,337,167	1,536,734	(199,567)
Plant and laboratory operating expenses	2,580,977	2,649,133	(68,156)
Tax credits	(1,199,137)	(91,960)	(1,107,177)
Other	669,849	1,062,447	(392,598)
Total research and development	17,345,964	27,736,425	(10,390,461)

General and administrative
Professional fees	4,288,299	4,247,859	40,440
Employee compensation	2,475,317	2,772,977	(297,660)
Stock-based compensation	8,749,019	525,633	8,223,386
Insurance	3,594,030	4,267,927	(673,897)
Other	1,322,751	978,043	344,708
Total general and administrative	20,429,416	12,792,439	7,636,977

Gain on disposition of land	(16,683,492)	-	(16,683,492)
Contingency loss for legal settlement	-	2,519,220	(2,519,220)
Loss from equity-accounted investment	-	1,119,078	(1,119,078)
Depreciation and amortization	550,114	548,232	1,882
Interest and other financial expenses	188,756	154,319	34,437
Interest income	(41,296)	(58,976)	17,680
Foreign exchange loss (gain)	(316,059)	110,219	(426,278)
Total expenses	21,473,403	44,920,956	(23,447,553)
Net loss	$(21,300,565)	$(44,920,956)	$23,620,391

Revenues

Revenues for the year ended February 28, 2023 were $0.17 million. For the same period in 2022, there were no revenues. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expenses for the year ended February 28, 2023 decreased $10.39 million to $17.35 million, as compared to $27.74 million for the same period in 2022. The decrease was primarily attributable to a $5.33 million decrease in purchases of machinery and equipment used at the Terrebonne facility, a $4.03 million decrease in external engineering expenses for ongoing design work for our Infinite Loop™ manufacturing process, and a $1.11 million increase in tax credits recorded as a reduction of research and development expenses. These decreases were partially offset by a $0.75 million increase in employee compensation expenses related to increased headcount in our in-house engineering and commercial project teams.

General and administrative expenses

General and administrative expenses for the year ended February 28, 2023 increased $7.64 million to $20.43 million, as compared to $12.79 million for the same period in 2022. The increase was primarily attributable to an increased stock-based compensation expense of $8.22 million, of which $7.74 million was related to the achievement of a performance milestone for 1,000,000 RSUs following the execution of a supply agreement with a customer and $0.94 million was attributable to RSU forfeitures in the same period in 2022, which were accounted for as a reversal of stock-based compensation. The increase was partially offset by decreased insurance costs of $0.67 million, and a $0.30 million decrease in employee compensation costs.

Net Loss

The net loss for the year ended February 28, 2023 decreased $23.62 million to $21.30 million, as compared to $44.92 million for the same period in 2022. The decrease is primarily due to a gain on disposition of land of $16.68 million related to the Company’s sale of land in Bécancour, Québec, decreased research and development expenses of $10.39 million, as well as the contingency loss for legal settlement of $2.52 million and loss from equity-accounted investment of $1.12 million both recorded in the year ended February 28, 2022. The decrease in net loss was partially offset by increased general and administrative expenses of $7.64 million.

The contingency loss for legal settlement of $2.52 million in the year ended February 28, 2022 is related to the agreement for the settlement of the consolidated class action lawsuit filed in the Southern District of New York described in “Item 3. Legal Proceedings” entered into by the Company and the current and former officer defendants on March 1, 2022.

The recognition of a loss from equity-accounted investment of $1.12 million in the year ended February 28, 2022 is related to the Company’s investment in ILT as discussed in the fourth quarter results above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has been in the pre-commercialization stage with limited revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $29.59 million at February 28, 2023 and an undrawn senior loan facility from a Canadian bank of $2.57 million. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the Risk Factors section included in Part I, Item 1A of this Annual Report on Form 10-K.

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

We have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3.38 million (CDN$4.60 million). We received the first disbursement in the amount of $1.62 million (CDN$2.21 million) on February 21, 2020 and the second disbursement in the amount of $1.76 million (CDN$2.39 million) on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at a rate of 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $0.36 million (CDN$0.46 million). The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec, which expired in February 2023. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec. There is no remaining amount available under the financing facility after the second disbursement.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, $0.04 million (CDN $0.05 million) of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. Under the original terms of the Financing Facility, the principal amount was repayable in 84 monthly installments beginning in March of 2023. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2.57 million (CDN $3.50 million) in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at February 28, 2023, the Credit Facility was undrawn.

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

The following table summarizes the exchange rates used:

	February 28, 2023	February 28, 2022
Period end Canadian $: US Dollar exchange rate	$0.73	$0.79
Average period Canadian $: US Dollar exchange rate	$0.76	$0.80

Expenditures are translated at the average exchange rate for the period presented.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2023, and February 28, 2022 was as follows:

	February 28, 2023	February 28, 2022
Net cash used in operating activities	$(34,891,759)	$(40,562,661)
Net cash provided (used) in investing activities	21,278,798	(7,533,087)
Net cash provided by financing activities	1,011,732	56,994,801
Effect of exchange rate changes on cash	(869,512)	(59,577)
Net change in cash	$(13,470,741)	$8,839,476

Net Cash Used in Operating Activities

During the year ended February 28, 2023, we used $34.89 million in operations compared to $40.56 million during the year ended February 28, 2022. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash Used in Investing Activities

During the year ended February 28, 2023, net cash provided from investing activities was $21.28 million. We made investments of $0.08 million in property, plant and equipment as compared to $4.82 million for the year ended February 28, 2022. The investments in the year ended February 28, 2022 were primarily in connection with the purchase for $4.80 million of a parcel of land in Bécancour, Québec with the initial intention of constructing an Infinite Loop™ manufacturing facility. In the year ended February 28, 2023, we sold the land for net proceeds of $22.31 following the decision to focus our commercialization strategy on our planned projects with SKGC in Asia and Europe.

During the year ended February 28, 2023, we also invested $0.36 million in intangible assets, as compared to $0.29 million for the year ended February 28, 2022, as we developed our GEN II technology and filed various patents in various jurisdictions around the world which await approval in certain jurisdictions.

Net Cash Provided by Financing Activities

During the year ended February 28, 2022, we raised a net amount of $56.05 million through a private offering of common stock, together with warrants. We also repaid the remaining balance of a term loan from a Canadian bank in January 2022 included in payments made against our long-term debt totaling $0.94 million.

On August 26, 2021, we received $1.88 million (CDN$2.40 million) in connection with the credit facility from Investissement Québec to finance capital expenses incurred for the expansion of the Terrebonne Facility. There is a moratorium on both capital and interest repayments until February 2023.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2024, we intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

•	Continuing to drive the commercialization of our Infinite Loop™ solution, which we believe is a key pillar of our ambition to commercialize our technology. This entails the continuation of executing partnerships and/or commercial agreements with customers, including product activations using product manufactured at the Terrebonne Facility and multi-year offtake agreements for the planned commercial facilities;
•	Continuing to identify and secure feedstock to ensure our current Terrebonne Facility and potential commercial facilities can operate continuously and efficiently;
•	Working with our external engineering partners in their process design for the Asian and European project evaluations and executing on the project plan for the planned Ulsan, South Korea Infinite Loop™ commercial facility;
•	Securing financing to fund our operations, including our planned commercial projects and continued growth;
•	Identifying and pursuing additional strategic partners and regions for new Infinite Loop™ projects; and
•	Protecting our intellectual property.

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

Liquidity Assessment

Since its inception, the Company has been in the pre-commercialization stage with limited revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 28, 2023, the Company’s available liquidity was $32.16 million, consisting of cash and cash equivalents of $29.59 million and an undrawn senior loan facility from a Canadian bank of $2.57 million (CDN $3.50 million). Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of the annual consolidated financial statements.

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and recognized as compensation expense on the straight-line basis over the vesting period. When performance conditions exist, the Company recognizes compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are recognized as they occur.

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

The fair value of the stock options granted is estimated using the Black-Scholes model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Stock-based compensation expense is recorded based on the value derived from the Black-Scholes model and on actual experience. The assumptions used in the Black-Scholes model could materially affect stock-based compensation expenses recorded in the current and future periods.

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

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (together, the Company) as of February 28, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Liquidity Assessment

As described in notes 1 and 2 to the consolidated financial statements, the Company’s consolidated financial statements have been prepared on a going concern basis, as management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than 12 months from the date of issuance of these consolidated financial statements. For the year ended February 28, 2023, the Company incurred a net loss of $21.3 million and net cash used in operating activities was $34.9 million. As of February 28, 2023, the accumulated deficit amounted to $155.9 million. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to (i) the estimation of amount and timing of future cash outflows and cash inflows; and (ii) determining what future expenditures are committed and what could be considered discretionary.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgments made by management in estimating the future cash flow requirements of the Company based on budgets and forecasts and in developing the related assumptions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s liquidity assessment and the development of assumptions included in the estimated future cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among other things, (i) evaluating management’s assessment of whether the Company has sufficient cash resources for a period of no less than 12 months from the date of the issuance of the consolidated financial statements; (ii) testing the completeness and accuracy of the underlying data used in management’s estimation of future cash flow requirements; (iii) evaluating the reasonableness of management’s assumptions related to the estimation of the amount and timing of future cash outflows and cash inflows; and (iv) determining what future expenditures are committed and what could be considered discretionary. The evaluation of these assumptions considered (i) management’s historical accuracy in forecasting cash flows and setting budgets; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Additionally, these procedures included evaluating the sufficiency of the Company’s liquidity disclosure.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada

May 18, 2023

We have served as the Company’s auditor since 2017.

Loop Industries, Inc.

Consolidated Balance Sheets

(in United States dollars)

	As at
	February 28, 2023	February 28, 2022

Assets
Current assets
Cash and cash equivalents	$29,590,686	$44,061,427
Restricted cash (Note 10)	1,000,000	-
Sales tax, tax credits and other receivables (Note 3)	1,075,045	1,716,262
Inventories (Note 4)	726,933	-
Deposits on machinery and equipment (Note 5)	3,395,650	2,801,680
Prepaid expenses and other deposits (Note 5)	635,580	163,966
Assets held for sale (Note 6)	-	3,389,279
Total current assets	36,423,894	52,132,614
Investment in joint venture (Note 11)	380,922	380,922
Property, plant and equipment, net (Note 6)	2,545,203	5,692,862
Intangible assets, net (Note 7)	1,209,959	1,013,801
Total assets	$40,559,978	$59,220,199

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$2,510,481	$9,846,815
Customer deposits (Note 10)	1,011,732	-
Current portion of long-term debt (Note 12)	62,135	-
Total current liabilities	3,584,348	9,846,815
Long-term debt (Note 12)	3,240,271	3,378,403
Total liabilities	6,824,619	13,225,218

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 14)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,469,224 shares issued and outstanding (2022 – 47,388,056) (Note 14)	4,748	4,740
Additional paid-in capital	170,369,868	150,396,704
Additional paid-in capital – Warrants (Note 19)	20,385,510	30,272,496
Accumulated deficit	(155,883,491)	(134,582,926)
Accumulated other comprehensive loss	(1,141,276)	(96,033)
Total stockholders’ equity	33,735,359	45,994,981
Total liabilities and stockholders’ equity	$40,559,978	$59,220,199

Commitments and Contingencies (Note 22)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in United States dollars)

	Years Ended
	February 28, 2023	February 28, 2022
Revenue	$172,838	$-

Expenses :
Research and development (Note 15)	17,345,964	27,736,425
General and administrative (Note 16)	20,429,416	12,792,439
Depreciation and amortization (Notes 6 and 7)	550,114	548,232
Total expenses	38,325,494	41,077,096

Other (income) loss :
Gain on disposition of land (Note 6)	(16,683,492)	-
Loss for legal settlement (Note 22)	-	2,519,220
Loss from equity-accounted investment (Note 11)	-	1,119,078
Interest and other financial expenses (Note 20)	188,756	154,319
Interest income	(41,296)	(58,976)
Foreign exchange (gain) loss	(316,059)	110,219
Net loss	(21,300,565)	(44,920,956)

Other comprehensive loss -
Foreign currency translation adjustment	(1,045,243)	(89,443)
Comprehensive loss	$(22,345,808)	$(45,010,399)
Net loss per share
Basic and diluted	$(0.45)	$(0.99)
Weighted average common shares outstanding
Basic and diluted	47,418,949	45,287,885

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended February 28, 2023 and February 28, 2022

(in United States dollars)

	Year ended February 28, 2022
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss

Balance, February 28, 2021	42,413,691	$4,242	1	$-	$113,662,677	$8,826,165	$(89,661,970)	$(6,590)	$32,824,524
Issuance of common shares for cash, net of share issuance costs (Note 14)	4,714,813	471	-	-	34,587,246	21,461,450	-	-	56,049,167
Issuance of warrants for financing facility (Notes 12 and 19)	-	-	-	-	-	69,323	-	-	69,323
Issuance of shares upon the vesting of restricted stock units (Notes 14 and 17)	231,660	24	-	-	(24)	-	-	-	-
Issuance of shares upon exercise of warrants (Notes 14 and 19)	11,666	1	-	-	84,441	(84,442)	-	-	-
Issuance of shares upon exercise of options (Notes 14 and 17)	16,226	2	-	-	(2)	-	-	-	-
Stock options granted for services (Note 17)	-	-	-	-	549,155	-	-	-	549,155
Restricted stock units granted for services (Note 17)	-	-	-	-	1,513,211	-	-	-	1,513,211
Foreign currency translation								(89,443)	(89,443)
Net loss							(44,920,956)		(44,920,956)
Balance, February 28, 2022	47,388,056	$4,740	1	$-	$150,396,704	$30,272,496	$(134,582,926)	$(96,033)	$45,994,981

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended February 28, 2023 and February 28, 2022 (continued)

(in United States dollars)

	Year ended February 28, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity

Balance, February 28, 2022	47,388,056	$4,740	1	$-	$150,396,704	$30,272,496	$(134,582,926)	$(96,033)	$45,994,981
Issuance of shares upon the vesting of restricted stock units (Notes 14 and 17)	81,168	8	-	-	(8)	-	-	-	-
Expiration of warrants (Note 19)	-	-	-	-	9,886,986	(9,886,986)	-	-	-
Stock options issued for services (Note 17)	-	-	-	-	1,316,084	-	-	-	1,316,084
Restricted stock units issued for services (Note 17)	-	-	-	-	8,770,102	-	-	-	8,770,102
Foreign currency translation	-	-	-	-	-	-	-	(1,045,243)	(1,045,243)
Net loss	-	-	-	-	-	-	(21,300,565)	-	(21,300,565)
Balance, February 28, 2023	47,469,224	$4,748	1	$-	$170,369,868	$20,385,510	$(155,883,491)	$(1,141,276)	$33,735,359

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

(in United States dollars)

	February 28, 2023	February 28, 2022
Cash Flows from Operating Activities
Net loss	$(21,300,565)	$(44,920,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	550,114	548,232
Stock-based compensation (Note 17)	10,086,186	2,062,367
Gain on disposition of land (Note 6)	(16,683,492)	-
Payment of legal settlement, net (Note 22)	(2,262,218)	-
Loss for legal settlement (Note 22)	-	2,519,220
Loss from equity-accounted investment (Note 11)	-	1,119,078
Accretion and accrued interest (Notes 12 and 20)	155,602	121,240
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	548,160	45,126
Inventories (Note 4)	(726,933)	-
Prepaid expenses and other deposits (Note 5)	(696,101)	32,711
Accounts payable and accrued liabilities (Note 9)	(4,562,512)	(2,089,679)
Net cash used in operating activities	(34,891,759)	(40,562,661)

Cash Flows from Investing Activities
Proceeds from disposition of land (Note 6)	22,313,868	-
Deposits on machinery and equipment (Note 5)	(593,970)	(2,422,285)
Additions to property, plant and equipment (Note 6)	(80,875)	(4,815,847)
Additions to intangible assets (Note 7)	(360,225)	(294,955)
Net cash used in investing activities	21,278,798	(7,533,087)

Cash Flows from Financing Activities
Customer deposits (Note 10)	1,011,732	-
Proceeds from sales of common shares and exercise of warrants, net of share issuance costs (Note 14)	-	56,049,167
Proceeds from issuance of long-term debt (Note 12)	-	1,882,790
Repayment of long-term debt (Note 12)	-	(937,156)
Net cash provided by financing activities	1,011,732	56,994,801

Effect of exchange rate changes	(869,512)	(59,577)
Net change in cash, cash equivalents and restricted cash	(13,470,741)	8,839,476
Cash, cash equivalents and restricted cash, beginning of year	44,061,427	35,221,951
Cash, cash equivalents and restricted cash, end of year	$30,590,686	$44,061,427

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$-	$32,791
Interest received	$41,296	$53,995

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

February 28, 2023 and February 28, 2022

Notes to the Consolidated Financial Statements

(in United States dollars except where otherwise indicated)

1. The Company and Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber. The Company is currently in the pre-commercialization stage with limited revenues.

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

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

Since its inception, the Company has been in the pre-commercialization stage with limited revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 28, 2023, the Company’s available liquidity was $32.16 million, consisting of cash and cash equivalents of $29.59 million and an undrawn senior loan facility from a Canadian bank of $2.57 million (CDN $3.50 million). Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs. The Company is working with its joint venture partners to put in place the financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the planned first Asian manufacturing facility in Ulsan, South Korea. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

The Company has committed a portion of its cash resources for certain long lead equipment and may enter into additional commitments to accelerate commercial projects within targeted construction timeframes.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives of property, plant and equipment, intangible assets, analysis of impairments of long-lived assets and intangible assets, recoverability tax credits receivable, accruals for potential liabilities, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

Level 2 –

Significant pricing inputs that are observable, which are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.

Level 3 –

Significant pricing inputs that are unobservable, which are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of cash, cash equivalents and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities. Research and development expenses relate primarily to process development and design, customer trials and characterization studies, testing of pre-production samples, machinery and equipment expenditures for use in the production facility in Terrebonne, Québec (the “Terrebonne Facility”), compensation, and consulting and engineering fees. Research and development costs are presented net of related tax credits and government grants.

Government grants

US GAAP for profit-oriented entities does not define government grants; nor is there specific guidance applicable to government grants. Under the Company’s accounting policy for government grants and consistent with non-authoritative guidance, grants are recognized on a systematic basis over the periods in which the entity recognizes the related costs.

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

Low-interest loans or interest-free loans from a government are initially measured at fair value and an interest expense is recognized on the loan subsequently under the effective interest method, with the difference recognized as a government grant.

Reimbursable tax credits are recognized when amounts can be reasonably estimated on a systematic basis over the periods in which the Company recognizes the related costs. The Company is currently eligible for reimbursable Provincial research and development tax credits and investment tax credits, which are related to costs associated with our Terrebonne Facility and recorded as a reduction of research and development expenses.

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

When the criteria are met, the assets are presented at the lesser of fair market value, net of selling costs, and amortized cost in current assets.

Stock‑based compensation

The Company periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the FASB wherein the fair value of the award is measured on the grant date and recognized as compensation expense on the straight-line basis over the vesting period. When performance conditions exist, the Company recognizes compensation expenses when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are recognized as they occur.

The Company accounts for stock options and warrants granted to non-employees in accordance with the authoritative guidance of the FASB wherein the fair value of the stock compensation is based upon the measurement date determined as the earlier of the date at which either a) a commitment is reached with the counterparty for performance or b) the counterparty completes its performance.

The Company estimates the fair value of restricted stock unit awards to employees and directors based on its intrinsic value at date of grant.

The fair value of the stock options granted is estimated using the Black-Scholes model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options, and future dividends. Stock-based compensation expense is recorded based on the value derived from the Black-Scholes model and on actual experience. The assumptions used in the Black-Scholes model could materially affect stock-based compensation expenses recorded in the current and future periods.

Restricted cash

Cash held by the Company restricted as to withdrawal or use is presented as restricted cash in the consolidated balance sheet. As at February 28, 2023, restricted cash comprised of a customer deposit which is restricted for use on a commercial project, as discussed in Note 10.

Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventory cost includes direct labor, cost of raw materials and production overhead.

The Company separates its inventories into three main categories: raw materials, work in process, and finished goods. The raw materials category includes goods used in the production process that have not yet entered the production process at the balance sheet date and mainly comprises chemicals and other process consumables. The work in process category includes goods that are in the production process at the balance sheet date and mainly comprises monomers that have not yet been polymerized into Loop™ branded PET resin. The finished goods category includes goods that have completed the production process at the balance sheet date and mainly comprises Loop™ branded PET resin.

Intangible assets

Intangible assets are recorded at cost, net of accumulated amortization and impairment, and are amortized over their estimated useful lives, unless the useful life is indefinite, using the straight-line method over 7 years.

The Company reviews the carrying value of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an intangible asset or asset group might not be recoverable or a change in the remaining useful life of an intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices. The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

For the years ended February 28, 2023 and February 28, 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 28, 2023, the potentially dilutive securities consisted of 2,542,000 outstanding stock options (2022 – 1,570,000), 3,888,618 outstanding restricted stock units (2022 – 4,018,567), and 7,089,400 outstanding warrants (2022 – 11,659,418).

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The adoption of this accounting guidance for the year ended February 28, 2023 did not impact the disclosures in our Consolidated Financial Statements.

Recently issued accounting pronouncements not yet adopted

There were no new accounting pronouncements issued which could have a significant effect on the Company’s consolidated financial statements.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022
Sales tax	$170,490	$1,337,783
Investment tax credits	460,754	-
Research and development tax credits	401,967	313,599
Other receivables	41,834	64,880
	$1,075,045	$1,716,262

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2023, the Company recorded tax credits of $362,096 (2022 – $91,960) as a reduction of research and development expenses and received $249,593 (2022 – $216,300) from taxation authorities for research and development tax credits, net of fees.

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 28, 2023, the Company was eligible for non-cash research and development tax credits in the amount of $764,528 (2022 – $442,943). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements. As at February 28, 2023, the carry forward balance of non-cash research and development tax credits was $1,979,978 (2022 - $1,589,580).

Loop Canada Inc. is also eligible for refundable investment tax credits from the provincial taxation authorities based on qualifying expenditures for manufacturing equipment. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2023, the Company recorded investment tax credits of $837,041 (2022 – nil) as a reduction of research and development expenses and received $348,161 (2022 – nil) from taxation authorities for investment tax credits.

4. Inventories

Inventories as at February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022
Work in process	$466,728	$-
Finished goods	242,157	-
Raw materials	18,048	-
	$726,933	$-

As at February 28, 2023, inventories included work in process, finished goods and raw materials. Work in process inventories consist of monomers (dimethyl terephthalate and monoethylene glycol), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers shall be polymerized into Loop™ PET resin in the future. The finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. The raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process.

5. Prepaid Expenses and Deposits

As at February 28, 2023, the Company had $3,395,650 (2022 – $2,801,680) of non-refundable cash deposits on long-lead machinery and equipment that are intended to be used in the first planned Infinite Loop™ manufacturing facility.

Prepaid expenses and other deposits as at February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022
Insurance	$545,000	$-
Other	90,580	163,966
	$635,580	$163,966

The deposit for insurance represents a pre-payment of the final three months of the Company’s directors and officers’ insurance annual premium.

6. Property, Plant and Equipment, net

	As at February 28, 2023
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,821,653	$(309,296)	$1,512,357
Land	225,175	-	225,175
Building and Land Improvements	1,839,142	(1,165,795)	673,347
Office equipment and furniture	274,331	(140,007)	134,324
	$4,160,301	$(1,615,098)	$2,545,203

	As at February 28, 2022
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,952,345	$(266,434)	$1,685,911
Land	1,644,084	-	1,644,084
Building and Land Improvements	3,049,892	(858,342)	2,191,550
Office equipment and furniture	298,141	(126,824)	171,317
	$6,944,462	$(1,251,600)	$5,692,862

Depreciation expense amounted to $458,927 for the year ended February 28, 2023 (2022 – $478,581).

During the year ended February 28, 2022, we acquired land in Bécancour, Québec for cash of $4,335,366 (CDN $5,900,000) and incurred civil construction costs of $1,074,453 in land improvements. As at February 28, 2022, $3,389,279 of the land was classified as an asset held for sale.

During the year ended February 28, 2023, the Company sold the land for cash net proceeds of $22,313,868 (CDN $29,900,000) and a gain on disposition of the asset of $16,683,492.

The table below summarizes the amounts related to the gain on disposition of land:

Gross proceeds of disposition	$22,761,793
Transaction costs	(447,925)
Net proceeds of disposition	22,313,868

Cost of land	(4,335,366)
Cost of land improvements	(1,074,453)
Foreign exchange effect	(220,557)
Gain on disposition of land	$16,683,492

7. Intangible Assets, net

	As at February 28,	As at February 28,
	2023	2022

Patents, at cost – beginning of year	$1,154,169	$859,048
Additions in the year – patents	360,225	294,955
Patents, at cost – end of year	1,514,394	1,154,003

Patents, accumulated depreciation – beginning of year	(140,368)	(64,154)
Amortization of patents	(91,187)	(76,214)
Patents, accumulated depreciation – end of year	231,555)	(140,368)

Foreign exchange effect	(72,880)	166
Patents, net – end of year	$1,209,959	$1,013,801

On April 9, 2019, the first GEN II U.S. patent was issued. During the year ending February 28, 2023, the Company continued to develop its next Generation II (“GEN II”) technology and filed various patents in jurisdictions around the world.

The GEN II technology portfolio currently consists of four patent families for which the company has six issued U.S. patents and four pending U.S. applications. Internationally, the Company also has issued or allowed patents in Algeria, Bangladesh, and Morocco for certain aspects of the technology and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, Singapore, South Korea, and various other countries. All patents and patent applications, if granted are expected to expire between 2037 and 2040, not including any patent term extension.

Amortization expense amounted to $91,187 for the year ended February 28, 2023 (2022 - $76,214).

8. Financial Instruments and Management of Financial Risk

Carrying values and fair values

The following table presents the fair value of the Company’s financial liabilities at February 28, 2023 and February 28, 2022:

	Fair Value as at February 28, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,302,406	$3,280,337	Level 2

	Fair Value at February 28, 2022
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,378,403	$3,392,600	Level 2

The fair value of cash, restricted cash, customer deposits, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

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

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022
Trade accounts payable	$1,019,845	$4,397,499
Accrued legal settlement (Note 22)	-	2,519,220
Accrued employee compensation	711,869	1,254,685
Accrued engineering fees	95,789	774,423
Accrued professional fees	409,697	526,685
Other accrued liabilities	273,281	374,303
	$2,510,481	$9,846,815

10. Customer Deposits

In October 2022, the Company received a cash deposit from a customer of $1,000,000 in relation to an executed capacity reservation agreement. The deposit is to be credited against any future sales of Loop™ PET resin over a five-year period, commencing two years after the first delivery of Loop™ PET resin to the customer. Under the terms of the capacity reservation agreement, the cash deposit is designated for expenditures related to the first Infinite Loop™ manufacturing facility and is refundable to the customer in the event that the Infinite Loop™ manufacturing facility is not constructed. As the cash deposit is restricted in its use, it has been reflected as restricted cash as at February 28, 2023. A corresponding contract liability is recognized in the consolidated balance sheet. The remaining $11,732 in customer deposits is related to a contract with a customer for the sale of Loop™ PET resin from the Terrebonne Facility.

11. Joint Venture

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

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to February 28, 2023. During the year ended February 28, 2023, we made no contributions to ILT (2022 – nil). All contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which were capitalized in ILT.

In the years ended February 28, 2021 and 2022, the Company achieved significant advancements in its engineering design independently from that which was accomplished in ILT. Due to these advancements, during the fourth quarter of fiscal 2022, the Company assessed that the value of the engineering design costs capitalized in ILT were obsolete and no longer recoverable. Therefore, the Company recorded a loss of $1,119,078 on its investment in ILT during the year ended February 28, 2022, representing the Company’s 50% portion of the impairment of engineering design costs capitalized in ILT. As at February 28, 2023, the carrying value of the equity investment was $380,922 (2022 – $380,922), which represents 50% of the cash balance in ILT.

To conform with the terms of the SK strategic partnership described in Note 14, on June 18, 2021, the Company, Loop Innovations, LLC, a wholly-owned subsidiary of the Company (“Loop Innovations”), Indorama Ventures Holdings LP (“Indorama”) and Indorama Loop Technologies, LLC (the “Indorama Joint Venture Company”) amended (i) the Limited Liability Company Agreement between Loop Innovations, LLC and Indorama Ventures Holdings LP (the “LLC Agreement”), (ii) the Marketing Agreement between the Company and Indorama Loop Technologies, LLC (the “Marketing Agreement”) and (iii) the License Agreement between the Company and the Indorama Joint Venture Company (the “License Agreement”), each dated September 24, 2018 (collectively such amendments, the “Indorama Joint Venture Amendments”).

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

12. Long-Term Debt

	February 28, 2023	February 28, 2022
Investissement Québec financing facility:
Principal amount	$3,380,116	$3,622,618
Unamortized discount	(261,355)	(352,038)
Accrued interest	183,645	107,823
Total Investissement Québec financing facility	3,302,406	3,378,403
Less: current portion of long-term debt	(62,135)	-
Long-term debt, net of current portion	$3,240,271	$3,378,403

Investissement Québec financing facility

On February 21, 2020, the Company received $1,623,362 (CDN$2,209,234) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,380,116 (CDN$4,600,000) (the “Financing Facility”). The loan bears interest at a rate of 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354,408 based on a discount rate of 5.45%, which reflected a debt discount of $290,714. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $33,801 (CDN$46,000) to Investissement Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

On August 26, 2021, the Company received $1,756,754 (CDN$2,390,766) from Investissement Québec as the second disbursement of the Financing Facility, the balance of the total amount available under the Financing Facility. The second disbursement bears the same interest rate and repayment terms as the first disbursement. The Company established the fair value of the loan for the first disbursement at $1,750,395 based on a discount rate of 3.95%, which reflected a debt discount of $139,390. The discount rate used was based on the external financing from a Canadian bank. There were no fees associated with the second disbursement. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded interest expense on the Investissement Québec loan for the year ended February 28, 2023 in the amount of $86,028 (2022 – $65,908) and an accretion expense of $69,507 (2022 – $55,332).

The Company also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $338,012 (CDN$460,000). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection with the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $77,954 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. In connection with the second disbursement of the Financing Facility, the Company issued a warrant (“Second Disbursement Warrant”) to acquire 17,180 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $69,323 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrants expired in the year ended February 28, 2023 and the Second Disbursement Warrants remain outstanding as at February 28, 2023.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $36,740 (CDN $50,000) of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. Under the original terms of the Financing Facility, the principal amount was repayable in 84 monthly installments beginning in March of 2023. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility. The Amendment did not meet the criteria of ASC 470, Debt for an extinguishment of debt as the Amendment did substantially modify the terms of the Financing Facility. The Company therefore applied modification accounting and no immediate gain or loss was recognized related to the Amendment.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 29, 2024	$62,135
February 28, 2025	583,460
February 29, 2026	583,460
February 28, 2027	583,460
February 29, 2028	583,460
Thereafter	1,167,786
Total	$3,563,761

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,571,827 (CDN $3,500,000) in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly, with which the Company was in compliance as at February 28, 2023. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at February 28, 2023, the $2,571,827 (CDN $3,500,000) Credit Facility was available and undrawn.

Term Loan

On January 24, 2018, the Company obtained a $1,028,731 (CDN$1,400,000) 20-year term instalment loan (the “Loan”), from a Canadian bank. The Loan bore interest at the bank’s Canadian prime rate plus 1.5%. By agreement, the Loan was repayable in monthly payments of $4,286 (CDN$5,833) plus interest. In January 2022, we repaid the remaining balance of the Loan in full. During the year ended February 28, 2022, we repaid $937,156 on the principal balance of the Loan and interest paid amounted to $32,791.

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

As at February 28, 2023, 3,400,000 (2022 – 3,400,000) of Mr. Solomita’s RSUs were outstanding of which 1,400,000 were vested (2022 – 400,000). When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

The vested units are settled annually in tranches of 200,000 units on October 15 of each year, unless Mr. Solomita and the Company elect to defer settlement before such date. The unvested 2,000,000 RSUs would be forfeited if Mr. Solomita left the Company, except in the case of termination without cause or resignation for good reason, in which case he would receive 50% of the unvested RSUs at the time of termination, or 100% in the case of termination without cause or resignation for good reason within 24 months after a change in control.

During the year ended February 28, 2023, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740,000 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the year ended February 28, 2023. On October 14, 2022, Mr. Solomita and the Company agreed to defer by one year the settlement of 400,000 RSUs that were set to settle on October 15, 2022. During the year ended February 28, 2022, no outstanding milestones were probable of being met and, accordingly, the Company did not record any additional stock-based compensation expense.

14. Stockholders’ Equity

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the issued and outstanding shares of common stock of the Company, assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita’s ownership of 19,210,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 75.7% of the voting control of the Company.

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

Common Stock

For the year ended February 28, 2023	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$4,740
Issuance of shares upon settlement of restricted stock units	81,168	8
Balance, February 28, 2023	47,469,224	$4,748

For the year ended February 28, 2022	Number of shares	Amount
Balance, February 28, 2021	42,413,691	$4,242
Issuance of shares upon settlement of restricted stock units	231,660	24
Issuance of shares for cash	4,714,813	471
Issuance of shares upon exercise of warrants	11,666	1
Issuance of shares upon exercise of options	16,226	2
Balance, February 28, 2022	47,388,056	$4,740

During the year ended February 28, 2023, the Company recorded the following common stock transactions:

(i)	The Company issued 81,168 shares of the common stock to settle restricted stock units that vested in the period.

During the year ended February 28, 2022, the Company recorded the following common stock transactions:

(i)	The Company issued 231,660 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 4,714,813 shares of its common stock, with warrants, at an aggregate offering price of $12.00 per share for total gross proceeds of $56,577,756 and net proceeds of $56,049,167.
(iii)	The Company issued 11,666 shares of its common stock upon the exercise of a warrant.
(iv)	The Company issued 16,226 shares of its common stock upon the exercise of stock options.

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

The Purchaser may exercise the First Tranche Warrant at any time beginning on January 29, 2022 and the Second Tranche Warrant at any time on or after the later to occur of (i) January 29, 2022 and (ii) the first business day following the First Plant Milestone (as defined in the Second Tranche Warrant) prior to its expiration date. The Third Tranche Warrants expired June 14, 2022. Further details related to outstanding warrants are included in Note 19.

The table below summarizes the allocation of the aggregate purchase price, net of issuance costs, based on the relative fair-value of the components at the grant date:

Common stock	$34,622,854
First Tranche Warrants	13,158,981
Second Tranche Warrants	7,167,195
Third Tranche Warrants	1,135,274
$56,084,304

The fair value of the warrants was determined using the Black-Scholes model. The principal components of the pricing model were as follows:

	First Tranche Warrants	Second Tranche Warrants	Third Tranche Warrants
Exercise price	$15	$20	$11
Risk-free interest rate	0.37%	0.60%	0.07%
Expected dividend yield	0%	0%	0%
Expected volatility	78%	74%	93%
Expected life	2.5 years	4.1 years	0.9 years

After the closing of the SKGC Investment, the Purchaser owns approximately 10.0% of the issued and outstanding Common Stock as of that date.

15. Research and Development Expenses

Research and development expenses for the years ended February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022
Machinery and equipment expenditures	$4,216,042	$9,549,802
Employee compensation	7,805,369	7,259,640
External engineering	3,272,864	7,307,363
Plant and laboratory operating expenses	2,580,977	2,649,133
Tax credits	(1,199,137)	(91,960)
Other	669,849	1,062,447
	$17,345,964	$27,736,425

16. General and Administrative Expenses

General and administrative expenses for the years ended February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022
Professional fees	$4,288,299	$4,247,859
Employee compensation(1)	11,224,336	3,298,610
Insurance	3,594,030	4,267,927
Other	1,322,751	978,043
	$20,429,416	$12,792,439

(1)

Includes stock-based compensation expense. During the year ended February 28, 2023, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 13). During the year period ended February 28, 2022, the Company recorded RSU forfeitures for an amount of $935,837 as a reversal of stock-based compensation.

17. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 28, 2023 and February 28, 2022:

	2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of year	1,570,000	$6.87	1,587,081	$6.81
Granted	972,000	2.68	-	-
Exercised	-	-	(17,081)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of year	2,542,000	$5.27	1,570,000	$6.87
Exercisable, end of year	1,670,000	$6.84	1,311,667	$7.57

	2023		2022
Exercise price	Number of stock options outstanding	Weighted average remaining life (years)	Number of stock options outstanding	Weighted average remaining life (years)
$0.80	490,000	2.75	490,000	3.75
$2.68	972,000	9.75	-	-
$5.25	380,000	4.50	380,000	5.49
$12.00	700,000	4.54	700,000	5.54
Outstanding, end of year	2,542,000	6.18	1,570,000	4.97
Exercisable, end of year	1,670,000	5.16	1,311,667	5.13

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the years ended February 28, 2022. The principal components of the pricing model for the stock options granted in the year ended February 28, 2023 were as follows:

Exercise price	$2.68
Risk-free interest rate	3.88%
Expected dividend yield	0%
Expected volatility	73%
Expected life	5 years

During the year ended February 28, 2023, stock-based compensation expense attributable to stock options amounted to $1,316,084 (2022 – $1,513,211).

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 28, 2023 and February 28, 2022:

	2023		2022
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of year	4,018,567	$7.42	4,210,520	$1.98
Granted	151,605	5.14	353,219	10.15
Settled	(81,168)	11.72	(231,660)	1.90
Forfeited	(200,386)	10.34	(313,512)	7.97
Outstanding, end of year	3,888,618	$7.09	4,018,567	$7.42
Outstanding vested, end of year	1,563,497	$6.29	537,966	$3.28

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 28, 2023, stock-based compensation attributable to RSUs amounted to $8,770,102 (2022 - $549,155). During the year ended February 28, 2023, the Company recorded a stock-based compensation expense of $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 13). During the year ended February 28, 2023, the Company recorded a reversal of expenses for RSU forfeitures in the amount of $288,413 (2022 - $963,022).

Stock-Based Compensation Expense

During the year ended February 28, 2023, stock-based compensation included in research and development expenses amounted to $1,337,167 (2022 – $1,536,734), and in general and administrative expenses amounted to $8,749,019 (2022 – $525,632). The amount recorded in general and administrative expenses for the year ended February 28, 2023 includes $7,740,000 related to the achievement of a performance milestone for 1,000,000 RSUs granted to the Company’s CEO (Note 13). During the year ended February 28, 2023, the Company recorded a reversal of stock-based compensation for forfeitures included in research and development expenses of $79,096 (2022 – $27,185), and in general and administrative expenses of $209,317 (2022 – $935,837).

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units during the years ended February 28, 2023 and February 28, 2022:

	2023	2022
	Number of units*	Number of units*
Outstanding, beginning of year	1,043,705	1,083,412
Share reserve increase	-	-
Units granted	(1,123,605)	(353,219)
Units forfeited	200,386	313,512
Units expired	-	-
Outstanding, end of year	120,486	1,043,705

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

19. Warrants

The following table summarizes the continuity of warrants during the years February 28, 2023 and February 28, 2022:

	2023		2022
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	11,659,418	$14.44	4,133,720	$10.99
Issued	-	-	7,550,698	16.31
Exercised	-	-	(25,000)	9.43
Expired	(4,570,018)	11.00	-	-
Outstanding, end of year	7,089,400	$16.65	11,659,418	$14.44

The expiration dates of the warrants outstanding as at February 28, 2023 are as follows:

		2023
	Number of warrants	Weighted average exercise price
July 29, 2024	4,714,813	$15.00
(1)	2,357,407	20.00
August 26, 2024	17,180	11.00
Outstanding, end of year	7,089,400	$16.65

(1)

Warrant granted to SK Geo Centric, Ltd. in the transaction described in Note 14:

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

20. Interest and Other Financial Expenses

Interest and other finance costs for the years ended February 28, 2023 and February 28, 2022 are as follows:

	2023	2022
Interest on long-term debt	$86,028	$98,700
Accretion expense	69,507	55,332
Other	33,221	287
	$188,756	$154,319

21. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	February 28, 2023	February 28, 2022
U.S. operations	$(8,406,384)	$(12,690,909)
Foreign operations	(12,894,181)	(32,230,047)
Loss before taxes	$(21,300,565)	$44,920,956)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	February 28, 2023	February 28, 2022
Statutory Federal rate	21%	21%

Federal income tax at statutory rate	$(4,473,117)	$(9,433,405)
Effect of foreign jurisdiction	(740,545)	1,803,016)
Non-deductible expenses	762,149	329,054
Tax credits related to research and development expenditures	(201,628)	(76,327)
Unrecognized tax benefit of net operating losses and other available deductions	4,653,141	10,983,694
Effective income tax expense	$-	$-

Current	$-	$-
Deferred	$-	$-

The Company has net operating loss carry forwards of approximately $38,122,411 (2022 – $30,316,049) for U.S. Federal income tax purposes expiring between 2035 and 2038, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately $67,616,651 (CDN$92,019,500), 2022 – $59,310,541 (CDN$74,288,683), and $70,746,629 (CDN$96,279,088), 2022 – $61,353,534 (CDN$76,847,608), respectively, expiring between 2037 and 2043. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,346,788 and $11,241,297, respectively, for the years ended February 28, 2023 and February 28, 2022. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $7,471,410 (CDN$10,167,842), 2022 - $5,998,338 (CDN$7,616,689) of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 28, 2023	February 28, 2022
Deferred tax assets
Canada net operating loss carry forward	$18,278,360	$15,735,374
U.S. net operating loss carry forward	8,005,706	6,366,370
Accrual and reserves	545,697	938,918
Intangibles	214,419	175,077
Property, plant and equipment	2,252,828	3,599,781
Research and development expenditures and credits	3,569,211	2,711,560
Basis in partnership	235,006	235,006
Other	894,525	698
Deferred tax assets	33,995,752	29,762,784
Deferred tax liabilities
Intangibles	(319,771)	(267,813)
Other	-	(165,778)
Deferred tax liabilities	(319,771)	(433,591)

Deferred tax assets, net	33,675,981	29,329,193
Valuation allowance	(33,675,981)	(29,329,193)
Deferred tax assets, net	$-	$-

Assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental.  The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods.  Management does not believe that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to its deferred tax assets.  Accordingly, the Company has provided for a valuation allowance of the Company’s deferred tax assets.

The tax years subject to examination by major tax jurisdiction include the years ended February 28, 2019 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years ended February 28, 2019 and forward for the Canadian jurisdiction.

22. Commitments and Contingencies

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

Plaintiffs served a consolidated amended complaint on February 18, 2021, which alleged that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relies on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss was served on June 11, 2021.

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of In re Loop Industries, Inc. Securities Litigation, and, on March 4, 2022, advised the Court of the agreement to settle.  The agreement, which is subject to certain conditions, including court approval, required the Company to pay $3.1 million to the plaintiff class.  As a result, the Company recorded a contingency loss of $2,519,220 which was included in accounts payable and accrued liabilities at February 28, 2022 and expected to be the Company’s approximate total cash contribution to the settlement and outstanding legal fees related to the lawsuit, net of the Company’s D&O insurance carriers’ contribution.

On May 24, 2022, Lead Plaintiffs filed their motion for preliminary approval of the proposed class action settlement.  On September 19, 2022, the Court entered an order preliminarily approving the settlement and providing for notice. The Court held a final settlement hearing on January 5, 2023 after which the Court entered an order and final judgment approving the class action settlement.

In October 2022, the Company made a payment in escrow of $3,100,000 for the settlement and received $837,782 from its D&O insurance carriers. As at February 28, 2023 the Company no longer has any amount related to the class action settlement included in accounts payable and accrued liabilities.

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

23. Subsequent Events

On April 27, 2023, the Company and SK Geo Centric, Ltd (“SKGC”) entered into an agreement to deploy the Company’s depolymerization technology in the Asian market through multiple commercial manufacturing facilities. Pursuant to the agreement, the Company and SKGC agreed to form a new entity, which will be headquartered in Singapore. SKGC will contribute 51% and Loop will contribute 49% of the initial equity capital of the new entity. The agreement outlines that the new entity will have exclusive rights to commercialize Loop’s technology in the Asian market and Loop will receive an annual royalty fee for each of the commercial plants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures over financial reporting as of February 28, 2023 were effective.

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

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2023. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 28, 2023 was effective.

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

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 8, 2019	4.1
4.2	Investors Rights Agreement, by and between SK Global Chemical Co., LTD, Loop Industries, Inc., and Daniel Solomita	S-3	333-258982	August 20, 2021	4.1
4.3	Form of Indenture	S-3	333-258982	August 20, 2021	4.2

4.4	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.2
4.5	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.3
4.6	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.4
10.1	Intellectual Property Assignment Agreement dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015 by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.6	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.7	License Agreement, dated September 24, 2018 by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.8	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3

10.9	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.10	Amendment to Joint Venture Agreements dated June 18, 2021 by and between the Company, Indorama Ventures Holdings LP and other parties thereto	10-Q	000-54768	July 15, 2021	10.1
10.11	Securities Purchase Agreement dated June 22, 2021 by and between SK Global Chemical Co. LTD.	10-Q	000-54768	July 15, 2021	10.2
10.12	Promise to Purchase Agreement dated June 15, 2022, by and between Loop Canada Inc., 9409-4927 Quebec Inc. and NAI Terramont Commercial.	10-Q	000-54768	October 12, 2022	10.2
10.13	Employment Agreement dated March 22, 2023, by and between Loop Canada Inc. and Fady Mansour			Filed herewith
10.14	Offer to Purchase Agreement, dated December 21, 2022, by and between Loop Canada Inc. and Société Du Parc Industriel Et Portuaire De Bécancour			Filed herewith
14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOOP INDUSTRIES, INC.

Date: May 18, 2023	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 18, 2023	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 18, 2023	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 18, 2023	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 18, 2023	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: May 18, 2023	By:	/s/ Jonghyuk Lee
	Name:	Jonghyuk Lee
	Title:	Director

Date: May 18, 2023	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director

Date: May 18, 2023	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

