Form 10-Q
period 2023-05-31
Loop Industries, Inc.
filed 2023-07-12
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Yes ☐ No ☒

As at July 11, 2023, there were 47,521,187 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three months ended May 31, 2023

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	May 31, 2023	February 28, 2023

Assets
Current assets
Cash and cash equivalents	$21,970	$29,591
Restricted cash	1,000	1,000
Sales tax, tax credits and other receivables (Note 3)	1,158	1,075
Inventories (Note 4)	871	727
Deposits on machinery and equipment (Note 5)	5,430	3,395
Prepaid expenses and other deposits (Note 5)	710	636
Total current assets	31,139	36,424
Investment in joint venture	381	381
Property, plant and equipment, net (Note 6)	2,446	2,545
Intangible assets, net (Note 7)	1,278	1,210
Total assets	$35,244	$40,560

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$3,828	$2,510
Customer deposits	1,000	1,012
Current portion of long-term debt (Note 10)	208	62
Total current liabilities	5,036	3,584
Long-term debt (Note 10)	3,098	3,240
Total liabilities	8,134	6,824

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,521,187 shares issued and outstanding (February 28, 2023 – 47,469,224) (Note 12)	5	5
Additional paid-in capital	170,725	170,370
Additional paid-in capital – Warrants	20,385	20,385
Accumulated deficit	(162,884)	(155,883)
Accumulated other comprehensive loss	(1,121)	(1,141)
Total stockholders’ equity	27,110	33,736
Total liabilities and stockholders’ equity	$35,244	$40,560

Commitments (Note 17)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended
	May 31, 2023	May 31, 2022
Revenue from contracts with customers	$27	$-

Expenses :
Research and development (Note 13)	4,490	6,800
General and administrative (Note 14)	2,465	11,037
Depreciation and amortization (Notes 6 and 7)	133	139
Total expenses	7,088	17,976

Other (income) loss :
Interest and other financial expenses	54	41
Interest income	(99)	(13)
Foreign exchange (gain) loss	(15)	2
Total other (income) loss	(60)	30
Net loss	(7,001)	(18,006)

Other comprehensive loss -
Foreign currency translation adjustment	20	(5)
Comprehensive loss	$(6,981)	$(18,011)
Net loss per share
Basic and diluted	$(0.15)	$(0.38)
Weighted average common shares outstanding
Basic and diluted	47,516,104	47,400,571

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2022
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 28, 2022	47,388,056	$5	1	$-	$150,397	$30,272	$(134,583)	$(96)	$45,995
Issuance of shares upon the vesting of restricted stock units (Note 15)	12,653	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	317	-	-	-	317
Restricted stock units issued for services (Note 15)	-	-	-	-	8,149	-	-	-	8,149
Foreign currency translation	-	-	-	-	-	-	-	(5)	(5)
Net loss	-	-	-	-	-	-	(18,006)	-	(18,006)
Balance, May 31, 2022	47,400,709	$5	1	$-	$158,863	$30,272	$(152,589)	$(101)	$36,450

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Note 15)	51,963	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	162	-	-	-	162
Restricted stock units issued for services (Note 15)	-	-	-	-	193	-	-	-	193
Foreign currency translation	-	-	-	-	-	-	-	20	20
Net loss	-	-	-	-	-	-	(7,001)	-	(7,001)
Balance, May 31, 2023	47,521,187	$5	1	$-	$170,725	$20,385	$(162,884)	$(1,121)	$27,110

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Three Months Ended May 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(7,001)	$(18,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	133	139
Stock-based compensation expense (Note 15)	355	8,466
Accretion and accrued interest expenses (Note 10)	17	40
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	(83)	594
Inventories (Note 4)	(144)
Prepaid expenses (Note 5)	(90)	(870)
Accounts payable and accrued liabilities (Note 9)	1,321	(2,012)
Customer deposits	(12)	-
Net cash used in operating activities	(5,504)	(11,649)

Cash Flows from Investing Activities
Deposits on machinery and equipment (Note 5)	(2,023)	73
Additions to intangible assets (Note 7)	(99)	(69)
Net cash used in investing activities	(2,122)	4

Cash Flows from Financing Activities
Repayment of long-term debt (Note 10)	(16)	-
Net cash (used) provided by financing activities	(16)	-

Effect of exchange rate changes	21	(15)
Net decrease in cash	(7,621)	(11,660)
Cash, cash equivalents and restricted cash, beginning of period	30,591	44,061
Cash, cash equivalents and restricted cash, end of period	$22,970	$32,401

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$21	$-
Interest received	$99	$13

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three Months Ended May 31, 2023 and 2022

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company

Loop Industries, Inc. (the “Company,” “Loop,” “we,” or “our”) is a technology company that owns patented and proprietary technology that depolymerizes no and low-value waste polyethylene terephthalate (“PET”) plastic and polyester fiber to its base building blocks (monomers).  The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber. The Company is currently in the pre-commercialization stage with limited revenues.

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on May 18, 2023. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended May 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 29, 2024, or for any other period.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuing of operations, the realization of assets and the settlement of liabilities in the normal course of business.

All monetary amounts in these notes to the condensed consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

Since its inception, the Company has been in the pre-commercialization stage with limited revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at May 31, 2023, the Company’s available liquidity was $24,543, consisting of cash and cash equivalents of $21,970 and an undrawn senior loan facility from a Canadian bank of $2,573. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs, and/or customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

The Company has committed $3,116 of its cash resources for certain long lead equipment during the current fiscal year and may enter into additional commitments to accelerate commercial projects within targeted construction timeframes.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives of property, plant and equipment and intangible assets, recoverability of tax credits receivable, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

For the three-month periods ended May 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2023, the potentially dilutive securities consisted of 2,782,000 outstanding stock options (2022 – 1,570,000), 4,306,655 outstanding restricted stock units (2022 – 4,090,775), and 7,089,400 outstanding warrants (2022 – 11,659,418).

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at May 31, 2023 and February 28, 2023 were as follows:

	May 31, 2023	February 28, 2023
Sales tax	$243	$170
Investment tax credits	461	461
Research and development tax credits	428	402
Other receivables	26	42
	$1,158	$1,075

4. Inventories

Inventories as at May 31, 2023 and February 28, 2023 were as follows:

	May 31, 2023	February 28, 2023
Finished goods	$585	$242
Work in process	245	467
Raw materials	41	18
	$871	$727

As at May 31 and February 28, 2023, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of monomers (dimethyl terephthalate and monoethylene glycol), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers shall be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process.

5. Deposits and Prepaid Expenses

As at May 31, 2023, the Company had $5,430 (February 28, 2023 – $3,395) of non-refundable cash deposits on long-lead machinery and equipment that are intended to be used in the first planned Infinite Loop™ manufacturing facility.

Prepaid expenses and other deposits as at May 31, 2023 and February 28, 2023 were as follows:

	May 31, 2023	February 28, 2023
Insurance	$545	$545
Other	165	91
	$710	$636

The deposit for insurance represents a pre-payment of the final three months of the Company’s directors’ and officers’ insurance annual premium.

6. Property, Plant and Equipment

	As at May 31, 2023
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,822	$(324)	$1,498
Land	225	-	225
Building and Land Improvements	1,839	(1,247)	594
Office equipment and furniture	274	(147)	129
	$4,160	$(1,718)	$2,446

	As at February 28, 2023
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,822	$(309)	$1,513
Land	225	-	225
Building and Land Improvements	1,839	(1,166)	673
Office equipment and furniture	274	(140)	134
	$4,160	$(1,615)	$2,545

Depreciation expense amounted to $101 for the three-month period ended May 31, 2023 (2022 – $119).

7. Intangible Assets

Intangible assets as at May 31, 2023 and February 28, 2023 were $1,278 and $1,210, respectively.

During the three-month periods ended May 31, 2023 and 2022, we made additions relating to patent application costs to intangible assets of $99 and $69, respectively.

Amortization expense for the three-month period ended May 31, 2023 amounted to $32 (2022 – $20).

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2023 and February 28, 2023:

	Fair Value as at May 31, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,306	$3,283	Level 2

	Fair Value as at February 28, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,302	$3,280	Level 2

The fair value of cash and cash equivalents, restricted cash, customer deposits, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2023 and February 28, 2023 were as follows:

	May 31, 2023	February 28, 2023
Trade accounts payable	$1,534	$1,020
Accrued machinery and equipment expenses	1,225	-
Accrued employee compensation	581	712
Accrued professional fees	236	410
Accrued engineering fees	55	96
Accrued director compensation	44	44
Other accrued liabilities	153	228
	$3,828	$2,510

The accrued machinery and equipment expenses as at May 31, 2023 are related to machinery and equipment to be used at the Company’s Terrebonne Facility.

10. Long‑Term Debt

Long-term debt as of May 31, 2023 and February 28, 2023, was comprised of the following:

	May 31, 2023	February 28, 2023
Investissement Québec financing facility:
Principal amount	$3,372	$3,380
Unamortized discount	(244)	(261)
Accrued interest	178	183
Total Investissement Québec financing facility	3,306	3,302
Less: current portion of long-term debt	(208)	(62)
Long-term debt, net of current portion	$3,098	$3,240

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three-month period ended May 31, 2023 in the amount of $21 (2022 – $22) and an accretion expense of $17 (2022 – $18). During the three-month period ended May 31, 2023, the Company made repayments of $16 (2022 – nil) on the Investissement Québec loan.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 29, 2024	$47
February 28, 2025	584
February 28, 2026	584
February 28, 2027	584
February 29, 2028	584
Thereafter	1,167
Total	$3,550

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,573 in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at May 31, 2023. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at May 31, 2023, the $2,573 Credit Facility was available and undrawn.

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

During the three-month period ended May 31, 2022, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the three-month period ended May 31, 2022. During the three-month period ended May 31, 2023, no outstanding performance milestones were probable of being achieved and, accordingly, the Company did not record any additional stock-based compensation expense.

12. Stockholders’ Equity

Common Stock

For the period ended May 31, 2023	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Balance, May 31, 2023	47,521,187	$5

For the period ended May 31, 2022	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$5
Issuance of shares upon settlement of restricted stock units	12,653	-
Balance, May 31, 2022	47,400,709	$5

During the three months ended May 31, 2023, the Company recorded the following common stock transaction:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.

During the three months ended May 31, 2022, the Company recorded the following common stock transaction:

(i)	The Company issued 12,653 shares of the common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended May 31, 2023 and 2022 were as follows:

	May 31, 2023	May 31, 2022
Employee compensation	$1,446	$2,287
Machinery and equipment expenditures	1,236	1,890
External engineering	1,155	1,596
Plant and laboratory operating expenses	469	866
Other	184	161
	$4,490	$6,800

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended May 31, 2023 and 2022 were as follows:

	May 31, 2023	May 31, 2022
Employee compensation(1)	$833	$8,785
Insurance	703	1,103
Professional fees	619	799
Other	310	350
	$2,465	$11,037

(1)

Includes stock-based compensation expense. During the three-month period ended May 31, 2022, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

15. Share-based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the three-month periods ended May 31, 2023 and 2022:

	2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,542,000	$5.27	1,570,000	$6.87
Granted	240,000	3.11	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,782,000	$5.08	1,570,000	$6.87
Exercisable, end of period	1,670,000	$6.84	1,336,667	$7.65

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three-month period ended May 31, 2022. The principal components of the pricing model for the stock options granted in the three-month period ended May 31, 2023 were as follows:

Exercise price	$3.11
Risk-free interest rate	3.84%
Expected dividend yield	0%
Expected volatility	79%
Expected life	3 years

During the three-month periods ended May 31, 2023 and 2022, stock-based compensation expense attributable to stock options amounted to $162 and $317, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended May 31, 2023 and 2022:

	2023		2022
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	3,888,618	$7.09	4,018,567	$7.42
Granted	470,000	2.87	84,861	6.00
Settled	(51,963)	8.66	(12,653)	13.04
Forfeited	-	-	-	-
Outstanding, end of period	4,306,655	$6.61	4,090,775	$7.37
Outstanding vested, end of period	1,568,497	$6.31	1,530,313	$6.14

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended May 31, 2023 and 2022, stock-based compensation attributable to RSUs amounted to $193 and $8,149, respectively. During the three-month period ended May 31, 2022, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

Stock-Based Compensation Expense

During the three-month periods ended May 31, 2023 and 2022, stock-based compensation included in research and development expenses amounted to $159 and $396, respectively, and in general and administrative expenses amounted to $196 and $8,070, respectively. The amount recorded in general and administrative expenses for the three-month period ended May 31, 2022 includes $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

16. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) or such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2023, the share reserve was increased by 1,500,000 shares. On March 1, 2022, the Board of Directors opted to waive the annual share reserve increase. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the three-month periods ended May 31, 2023 and 2022:

	2023	2022
	Number of units*	Number of units*
Authorized, beginning of period	120,486	1,043,705
Automatic share reserve increase	1,500,000	-
Units granted	(710,000)	(84,861)
Units forfeited	-	-
Units expired	-	-
Authorized, end of period	910,486	958,844

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

17. Commitments

Agreement to purchase of machinery and equipment

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment in connection with the construction of our first Infinite Loop™ manufacturing facility for up to $8,546, subject to various terms and conditions, including fabrication timelines and equipment inspection. Pursuant to the agreement, the Company has paid cash deposits of $5,430 (Note 5). The balance is expected to be paid by the end of this fiscal year.

Agreement with SK Geo Centric Co. Ltd. (“SKGC”)

On April 27, 2023, the Company and SKGC entered into an agreement to build Infinite Loop manufacturing facilities in Asia. Pursuant to the agreement, the Company and SKGC agreed to form a new entity, which will be headquartered in Singapore. SKGC will contribute 51% and Loop will contribute the remaining 49% of the initial equity capital of the new entity. The Company’s investment in the new entity will be accounted for under the equity method and initially recognized at cost.

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

General

As used in this Quarterly Report on Form 10-Q, the following terms are being provided so investors can better understand our business:

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

All monetary amounts in this Quarterly Report on Form 10-Q are in thousands of U.S. dollars unless otherwise specified, except for per share data.

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

Background

Industry Background

We believe Loop's depolymerization technology offers a complementary solution to mechanical recycling by enabling the use of a wider variety of PET feedstock, including complex and degraded plastics as well as polyester fiber, to produce virgin quality rPET with no degradation through continued recycling.

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

Depolymerization is a process in which plastics are broken down into their constituent molecules through chemical reactions, rather than being physically melted down and reprocessed as in mechanical recycling. This approach, which we utilize, has several advantages over mechanical recycling, which can have limitations due to the complexity and diversity of plastics.

One of the main limitations of mechanical recycling is that it is difficult to recycle plastics that have been contaminated or degraded. For example, if a plastic container has been exposed to heat or sunlight, it may become brittle and prone to breaking during the recycling process. Another limitation of mechanical recycling is that it is difficult to recycle certain types of plastics, such as multi-layered or composite plastics. These plastics are often used in food packaging or other products that require specialized properties like barrier protection or insulation. Depolymerization, however, can break down these degraded or complex plastics into their constituent molecules, which can then be purified and used to create new products.

Loop’s depolymerization technology has the potential to create a closed-loop system for plastic waste, whereby plastics can be recycled an infinite number of times without degrading the quality of the material. This is because the constituent molecules can be broken down and reassembled without losing their original properties, which can reduce the need for new plastics to be produced.

We believe Loop’s depolymerization technology offers a promising solution to the limitations of mechanical recycling by enabling the recirculation of more diverse and complex plastics, reducing waste and pollution, and creating a closed-loop system for plastic waste.

Our depolymerization technology breaks down waste PET into DMT and MEG. The monomers are purified and then recombined into virgin quality PET plastic and polyester fiber. We use low value PET plastic and polyester fiber waste as feedstock. Our technology can process PET plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes or additives, and even PET plastics that have been recovered from the ocean and degraded by exposure to sun and salt. We believe that our ability to use many materials that mechanical recyclers cannot process is an important advantage of Loop™ PET resin and further expands the range of PET waste streams that may be recycled. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into shared rivers, oceans and natural areas.

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

Due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin-quality of Loop™ branded PET resin and its marketability to enhance the sustainability credentials of consumer brands that incorporate it, we believe we will be able to sell Loop™ branded PET resin at a premium price relative to virgin and mechanically recycled PET resin.

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

We also have a signed letter of intent with On AG, a sportswear brand and subsidiary of On Holding AG, to secure volumes of Loop™ PET resin from the Asian Infinite Loop™ manufacturing facility in Ulsan, South Korea, which Loop is planning to construct with its strategic partner SK Geo Centric.

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

The first planned commercial manufacturing facility with Infinite Loop™ technology, located in Ulsan, South Korea, will have an annual capacity to supply 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and is anticipated to break ground in 2023 and to have construction completed by the end of 2025. In addition to Infinite Loop™ Ulsan, the two partners have outlined plans which target a minimum of three additional commercial manufacturing facilities to be constructed throughout Asia by 2030. Loop and SKGC have partnered with SK ecoengineering, a subsidiary of the SK Group that brings considerable experience and proficiency as an EPC contractor, for the engineering and construction of the commercial manufacturing facilities.

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

Product activations with evian, L’Occitane, On AG, and Garnier

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

On April 19, 2023, Loop and Garnier, one of the world’s largest mass market beauty brands, launched the brand’s first Micellar Cleansing Water All-In-1 bottle made of Loop™ PET produced using monomers from Loop’s Terrebonne Facility (excluding cap and label). The Loop logo, featured on the front of this packaging innovation, serves as an anchor to highlight Loop’s technology, the quality of materials and the bottle’s recyclability. The inclusion of Loop branding on the packaging strongly supports Garnier's sustainability goals by promoting the infinitely recyclable potential of the product and brings awareness to PET plastic circularity. This packaging innovation will first be distributed in Garnier’s largest market, the US, and the brand’s home market of France.

Loop continues to pursue opportunities for new activations and marketing campaigns with additional consumer goods brand companies.

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

On December 22, 2022, we announced that we had reduced hours of operation at the Terrebonne Facility in order to reduce operating costs and preserve liquidity. The primary purpose of the Terrebonne Facility was to demonstrate that Loop’s breakthrough depolymerization technology was scalable, and also to produce commercial quantities of virgin quality PET resin and polyester fiber for global brands. We believe the Terrebonne Facility has achieved this objective. We will continue to fulfill existing commitments related to ongoing sales contracts.

In the three-month period ended May 31, 2023, 2023, Loop reported revenues of $27 from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, including those with whom Loop is collaborating on product launches. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

Market Opportunity

The estimated global annual market demand for PET plastic and polyester fiber is approximately $180 billion. We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution and forge an international legally binding agreement by the end of 2024. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging, which underlies the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

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

We believe the commercialization plans of Loop™ PET resin and polyester fiber may provide the ideal solution for global brands because Loop™ PET resin and polyester fiber contains 100% recycled PET and polyester fiber content. The Loop™ PET resin and polyester fiber is virgin-quality and is suitable for use in food-grade packaging. That means CPG companies will be able to market packaging made from a 100% recycled Loop™ branded PET resin and polyester fiber.

Commercialization Strategy

Our objective is to achieve global expansion of Loop’s technology through a mix of fully owned manufacturing facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing PET resin or polyester fiber, will view involvement with Infinite Loop™ projects as a significant growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology.

On December 22, 2022, we announced a shift in our commercialization strategy which now focuses on our planned joint venture projects with SKGC in Asia and Europe. These projects have a lower requirement for Loop equity investment and higher expected return on capital, and leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy. Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the first Asian manufacturing facility in Ulsan, South Korea, which is anticipated to break ground in 2023 and to have construction completed by the end of 2025.

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

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for quick execution, speed to market, and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity.

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

Customer product activations

On April 19, 2023, Loop and Garnier, launched the brand’s first Micellar Cleansing Water All-In-1 bottle made of Loop™ PET, which was produced using monomers from Loop’s Terrebonne Facility (excluding cap and label). The Loop logo, featured on the front of this packaging innovation, serves as an anchor to highlight Loop’s technology, the quality of materials and the bottle’s recyclability.

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

•	Lower energy usage during depolymerization, and therefore reduced processing cost and lower GHG emissions relative to higher temperature processes;
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

Additionally, Loop’s strategic partners, Suez and Danone, among others, collectively engaged an independent, globally recognized third-party engineering firm to execute a thorough due diligence and technology validation report.  We believe the final report, which was communicated in May 2022, validated and reinforced the quality, effectiveness, and scalability of our technology. Our technology was further validated in March 2023, when Loop and SKGC announced the successful completion of the technical due diligence conducted by SKGC. Key parameters of Loop’s technology that were validated through SKGC’s comprehensive due diligence include the production yields, operational stability, quality of the output monomers and overall performance of Loop’s Terrebonne Facility. The technical due diligence validated that the PET resin and polyester fiber produced using Loop’s technology is of virgin quality.

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

We believe that if we are successful in addressing food packaging regulations in various countries and economic regions, the regulatory environment may provide Loop™ PET resin a competitive advantage relative to mechanically recycled alternative resins and virgin PET.

Loop’s PET resin was subjected to independent testing by an external and certified laboratory, which confirmed the PET complies with FDA Regulation 21 CFR § 177.1630 on August 26, 2021, as well as EU Commission Regulation No 10/2011 on July 27, 2021. These results attest that Loop’s PET is safe for use in food-contact applications, including but not limited to bottled water, carbonated drinks and food trays. Demonstration of compliance with food-contact requirements follows the No Objection Letter (“NOL”) from the FDA previously granted to Loop in March 2021. The NOL confirms that Loop’s monomers can produce rPET of a purity suitable for food-contact use, provided it meets the applicable requirements of Title 21 of the Code of Federal Regulations. The monomers used in the PET resin submitted for testing were produced at Loop’s small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”).

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

Human Capital

As of May 31, 2023, we had 73 employees of which 24 work in research and development, 35 in engineering and operations, and 14 in administrative functions.

Results of Operations

The following table summarizes our operating results for the three-month periods ended May 31, 2023 and 2022, in thousands of U.S. Dollars.

	Three months ended May 31,
	2023	2022	Change
Revenue from contracts with customers	$27	$-	$27

Expenses
Research and development
Machinery and equipment expenditures	1,236	1,890	(654)
External engineering	1,155	1,596	(441)
Employee compensation	1,286	1,891	(605)
Stock-based compensation	160	396	(236)
Plant and laboratory operating expenses	469	866	(397)
Other	184	161	23
Total research and development	4,490	6,800	(2,310)

General and administrative
Professional fees	619	799	(180)
Employee compensation	637	715	(78)
Stock-based compensation	196	8,070	(7,874)
Insurance	703	1,103	(400)
Other	310	350	(40)
Total general and administrative	2,465	11,037	(8,572)

Depreciation and amortization	133	139	(6)
Interest and other financial expenses	54	41	13
Interest income	(99)	(13)	(86)
Foreign exchange loss	(15)	2	(17)
Total expenses	7,028	18,006	(10,978)
Net loss	$(7,001)	$(18,006)	$11,005

First Quarter Ended May 31, 2023

Revenues

Revenues for the three-month period ended May 31, 2023 were $27. For the same period in 2022, there were no revenues. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended May 31, 2023 decreased $2,310 to $4,490, as compared to $6,800 for the same period in 2022. The decrease was primarily attributable to a $654 decrease in purchases of machinery and equipment used at the Terrebonne Facility, a $605 decrease in employee compensation expenses, a $441 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process, a $397 decrease in plant and laboratory expenses to operate our Terrebonne Facility, and a $236 decrease in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended May 31, 2023 decreased $8,572 to $2,465, as compared to $11,037 for the same period in 2022. The decrease was primarily attributable to a $7,874 decrease in stock-based compensation which is mainly attributable to a $7,740 expense recorded in relation to the achievement of a performance milestone for 1,000,000 RSUs in the three-month period ended May 31, 2022, and a $400 decrease in insurance costs.

Net Loss

The net loss for the three-month period ended May 31, 2023 decreased $11,005 to $7,001, as compared to $18,006 for the same period in 2022. The decrease is primarily due to the decrease in general and administrative expenses of $8,572, and the $2,310 decrease in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with limited revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $21,970 at May 31, 2023 and an undrawn senior loan facility from a Canadian bank of $2,573. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2023 Annual Report on Form 10-K.

Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and cash inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Management prepared the Company’s consolidated financial statements on a going concern basis in accordance with ASC 205-40, as management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.

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

In December 2021, the Company entered into an agreement for the purchase of long lead machinery and equipment for up to $8,546 which can be used in any Infinite Loop™ manufacturing facility. The payment of these amounts is based on certain milestones subject to various terms and conditions, including fabrication timelines, and equipment inspection. Pursuant to the agreement, the Company has paid a cash deposit of $5,430.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility for the expansion of the Terrebonne Facility up to a maximum of $3,382. We received the first disbursement in the amount of $1,624 on February 21, 2020 and the second disbursement in the amount of $1,758 on August 26, 2021. There is a 36-month moratorium on both capital and interest repayments as of the first disbursement date. At the end of the 36-month moratorium, capital and interest will be repayable in 84 monthly installments. The loan bears interest at a rate of 2.36%. We have also agreed to issue to Investissement Québec warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $338. The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by us without penalty. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec, which expired in February 2023. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec, which remains outstanding. There is no remaining amount available under the financing facility after the second disbursement.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. Under the original terms of the Financing Facility, the principal amount was repayable in 84 monthly installments beginning in March of 2023. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,573 in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at May 31, 2023, the Credit Facility was undrawn.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2023 and 2022 was as follows, in thousands of U.S. Dollars:

	Three Months Ended May 31,
	2023	2022
Net cash used in operating activities	$(5,504)	$(11,649)
Net cash used in investing activities	(2,122)	4
Net cash used by financing activities	(16)	-
Effect of exchange rate changes on cash	21	(15)
Net (decrease) increase in cash	$(7,621)	$(11,660)

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2023, we used $5,504 in operations compared to $11,649 during the three-month period ended May 31, 2022. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash Used in Investing Activities

During the three months ended May 31, 2023, we used $2,122 in investing activities compared to $4 during the three-month period ended May 31, 2022. During the three months ended May 31, 2023 we made $2,023 in deposits on machinery and equipment for use in a commercial project, and we made investments in intangible assets of $99, particularly in our patent technology in the United States and around the world.

Net Cash (Used) Provided by Financing Activities

During the three months ended May 31, 2023, we repaid $16 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2023.

B.    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 18, 2023. No material changes to such risk factors have occurred during the three months ended May 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	000-54768	May 30, 2017	3.1
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
10.1*	Joint Venture Agreement, dated April 27, 2023, between SK Geo Centric Co., Ltd. and Loop Industries, Inc.		Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

* Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 12, 2023	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 12, 2023	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

