Form 10-Q
period 2023-08-31
Loop Industries, Inc.
filed 2023-10-16
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

As at October 13, 2023, there were 47,521,187 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Six months ended August 31, 2023

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	August 31, 2023	February 28, 2023

Assets
Current assets
Cash and cash equivalents	$13,365	$29,591
Restricted cash	1,000	1,000
Sales tax, tax credits and other receivables (Note 3)	1,195	1,075
Inventories (Note 4)	905	727
Deposits on equipment (Note 5)	8,460	3,395
Prepaid expenses and other deposits (Note 5)	115	636
Total current assets	25,040	36,424
Investment in joint venture	381	381
Property, plant and equipment, net (Note 6)	2,360	2,545
Intangible assets, net (Note 7)	1,375	1,210
Total assets	$29,156	$40,560

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$1,998	$2,510
Customer deposits	1,000	1,012
Current portion of long-term debt (Note 10)	356	62
Total current liabilities	3,354	3,584
Long-term debt (Note 10)	2,970	3,240
Total liabilities	6,324	6,824

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,521,187 shares issued and outstanding (February 28, 2023 – 47,469,224) (Note 12)	5	5
Additional paid-in capital	171,113	170,370
Additional paid-in capital – Warrants	20,385	20,385
Accumulated deficit	(167,634)	(155,883)
Accumulated other comprehensive loss	(1,037)	(1,141)
Total stockholders’ equity	22,832	33,736
Total liabilities and stockholders’ equity	$29,156	$40,560

Commitments (Note 18)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Revenue from contracts with customers	$54	$135	$81	$135

Expenses :
Research and development (Note 13)	2,038	3,751	6,528	10,552
General and administrative (Note 14)	2,843	4,011	5,308	15,047
Depreciation and amortization (Notes 6 and 7)	136	138	268	277
Total expenses	5,017	7,900	12,104	25,876

Other (income) loss :
Interest and other financial expenses	44	43	98	84
Interest income	(219)	(10)	(318)	(23)
Foreign exchange gain	(38)	(93)	(52)	(91)
Total other (income) loss	(213)	(60)	(272)	(30)
Net loss	(4,750)	(7,705)	(11,751)	(25,711)

Other comprehensive loss -
Foreign currency translation adjustment	84	(412)	104	(417)
Comprehensive loss	$(4,666)	$(8,117)	$(11,647)	$(26,128)
Net loss per share
Basic and diluted	$(0.10)	$(0.16)	$(0.25)	$(0.54)
Weighted average common shares outstanding
Basic and diluted	47,521,187	47,400,709	47,518,645	47,400,640

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

	Three Months Ended August 31, 2022
	Common stock		Series A preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	(Loss)	Equity
Balance, May 31, 2022	47,400,709	$5	1	$-	$158,863	$30,272	$(152,589)	$(101)	$36,450
Expiration of warrants (Note 17)	-	-	-	-	9,809	(9,809)	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	313	-	-	-	313
Restricted stock units issued for services (Note 15)	-	-	-	-	316	-	-	-	316
Foreign currency translation	-	-	-	-	-	-	-	(412)	(412)
Net loss	-	-	-	-	-	-	(7,705)	-	(7,705)
Balance, August 31, 2022	47,400,709	$5	1	$-	$169,301	$20,463	$(160,294)	$(513)	$28,962

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Balance, May 31, 2023	47,521,187	$5	1	$-	$170,725	$20,385	$(162,884)	$(1,121)	$27,110
Stock options issued for services (Note 15)	-	-	-	-	172	-	-	-	172
Restricted stock units issued for services (Note 15)	-	-	-	-	216	-	-	-	216
Foreign currency translation	-	-	-	-	-	-	-	84	84
Net loss	-	-	-	-	-	-	(4,750)	-	(4,750)
Balance, August 31, 2023	47,521,187	$5	1	$-	$171,113	$20,385	$(167,634)	$(1,037)	$22,832

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

	Six Months Ended August 31, 2022
	Common stock		Series A preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	(Loss)	Equity
Balance, February 28, 2022	47,388,056	$5	1	$-	$150,397	$30,272	$(134,583)	$(96)	$45,995
Issuance of shares upon the vesting of restricted stock units (Note 15)	12,653	-	-	-	-	-	-	-	-
Expiration of warrants (Note 17)	-	-	-	-	9,809	(9,809)	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	630	-	-	-	630
Restricted stock units issued for services (Note 15)	-	-	-	-	8,465	-	-	-	8,465
Foreign currency translation	-	-	-	-	-	-	-	(417)	(417)
Net loss	-	-	-	-	-	-	(25,711)	-	(25,711)
Balance, August 31, 2022	47,400,709	$5	1	$-	$169,301	$20,463	$(160,294)	$(513)	$28,962

(in thousands of U.S. dollars, except for share data)	Six months ended August 31, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Note 15)	51,963	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	333	-	-	-	333
Restricted stock units issued for services (Note 15)	-	-	-	-	410	-	-	-	410
Foreign currency translation	-	-	-	-	-	-	-	104	104
Net loss	-	-	-	-	-	-	(11,751)	-	(11,751)
Balance, August 31, 2023	47,521,187	$5	1	$-	$171,113	$20,385	$(167,634)	$(1,037)	$22,832

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Six Months Ended August 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(11,751)	$(25,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	268	277
Stock-based compensation expense (Note 15)	743	9,095
Accretion and accrued interest expenses (Note 10)	36	79
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	(114)	(143)
Inventories (Note 4)	(175)	(330)
Prepaid expenses (Note 5)	510	124
Accounts payable and accrued liabilities (Note 9)	(522)	(2,799)
Customer deposits	(12)	-
Net cash used in operating activities	(11,017)	(19,408)

Cash Flows from Investing Activities
Deposits on equipment (Note 5)	(5,065)	(1,271)
Additions to property, plant and equipment (Note 6)	-	(58)
Additions to intangible assets (Note 7)	(225)	(141)
Net cash used in investing activities	(5,290)	(1,470)

Cash Flows from Financing Activities
Repayment of long-term debt (Note 10)	(32)	-
Net cash (used) provided by financing activities	(32)	-

Effect of exchange rate changes	113	(183)
Net decrease in cash	(16,226)	(21,061)
Cash, cash equivalents and restricted cash, beginning of period	30,591	44,061
Cash, cash equivalents and restricted cash, end of period	$14,365	$23,000

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$43	$-
Interest received	$213	$23

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2023 and 2022

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 29, 2024, or for any other period.

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

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

Since its inception, the Company has been in the pre-commercialization stage with limited revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at August 31, 2023, the Company’s available liquidity was $15,952, consisting of cash and cash equivalents of $13,365 and an undrawn senior loan facility from a Canadian bank of $2,587. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements.

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

For the three- and six-month periods ended August 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2023, the potentially dilutive securities consisted of 2,782,000 outstanding stock options (2022 – 1,570,000), 4,417,688 outstanding restricted stock units (2022 – 4,128,718), and 7,089,400 outstanding warrants (2022 – 7,104,553).

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at August 31, 2023 and February 28, 2023 were as follows:

	August 31, 2023	February 28, 2023
Sales tax	$148	$170
Investment tax credits	461	461
Research and development tax credits	454	402
Other receivables	132	42
	$1,195	$1,075

4. Inventories

Inventories as at August 31, 2023 and February 28, 2023 were as follows:

	August 31, 2023	February 28, 2023
Finished goods	$561	$242
Work in process	305	467
Raw materials	39	18
	$905	$727

As at August 31 and February 28, 2023, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of monomers (dimethyl terephthalate and monoethylene glycol), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers shall be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process.

5. Deposits and Prepaid Expenses

As at August 31, 2023, the Company had $8,460 (February 28, 2023 – $3,395) of non-refundable cash deposits on long-lead equipment that are intended to be used in the first planned Infinite Loop™ manufacturing facility.

Prepaid expenses and other deposits as at August 31, 2023 were $115 and $636 as at February 28, 2023.

6. Property, Plant and Equipment

	As at August 31, 2023
	Cost	Accumulated depreciation, write- down and impairment	Net book value
Building	$1,832	$(341)	$1,491
Land	226	-	226
Building and Land Improvements	1,850	(1,331)	519
Office equipment and furniture	276	(152)	124
	$4,184	$(1,824)	$2,360

	As at February 28, 2023
	Cost	Accumulated depreciation, write- down and impairment	Net book value
Building	$1,822	$(309)	$1,513
Land	225	-	225
Building and Land Improvements	1,839	(1,166)	673
Office equipment and furniture	274	(140)	134
	$4,160	$(1,615)	$2,545

Depreciation expense for the three- and six-month periods ended August 31, 2023 amounted to $101 and $201, respectively (2022 – $117 and $237).

7. Intangible Assets

Intangible assets as at August 31, 2023 and February 28, 2023 were $1,375 and $1,210, respectively.

During the six-month periods ended August 31, 2023 and 2022, we made additions relating to patent application costs to intangible assets of $225 and $141, respectively.

Amortization expense for the three- and six-month periods ended August 31, 2023 amounted to $35 and $67, respectively (2022 – $21 and $40).

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at August 31, 2023 and February 28, 2023:

	Fair Value as at August 31, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,326	$3,301	Level 2

	Fair Value as at February 28, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,302	$3,280	Level 2

The fair value of cash and cash equivalents, restricted cash, customer deposits, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2023 and February 28, 2023 were as follows:

	August 31, 2023	February 28, 2023
Trade accounts payable	$283	$1,020
Accrued employee compensation	863	712
Accrued professional fees	556	410
Accrued insurance premiums	171	70
Accrued engineering fees	20	96
Other accrued liabilities	105	202
	$1,998	$2,510

10. Long‑Term Debt

Long-term debt as of August 31, 2023 and February 28, 2023, was comprised of the following:

	August 31, 2023	February 28, 2023
Investissement Québec financing facility:
Principal amount	$3,381	$3,380
Unamortized discount	(227)	(261)
Accrued interest	172	183
Total Investissement Québec financing facility	3,326	3,302
Less: current portion of long-term debt	(356)	(62)
Long-term debt, net of current portion	$2,970	$3,240

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2023 in the amount of $22 and $43, respectively (2022 – $22 and $44) and an accretion expense of $18 and $36, respectively (2022 – $18 and $35). During the six-month period ended August 31, 2023, the Company made repayments of $32 (2022 – nil) on the Investissement Québec loan.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 29, 2024	$32
February 28, 2025	587
February 28, 2026	587
February 28, 2027	587
February 29, 2028	587
Thereafter	1,173
Total	$3,553

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,587 in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at August 31, 2023. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at August 31, 2023, the Credit Facility was available and undrawn.

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

During the six-month period ended August 31, 2022, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the six-month period ended August 31, 2022. During the six-month period ended August 31, 2023, no outstanding performance milestones were probable of being achieved and, accordingly, the Company did not record any additional stock-based compensation expense.

12. Stockholders’ Equity

Common Stock

For the period ended August 31, 2023	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Balance, August 31, 2023	47,521,187	$5

For the period ended August 31, 2022	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$5
Issuance of shares upon settlement of restricted stock units	12,653	-
Balance, August 31, 2022	47,400,709	$5

During the six months ended August 31, 2023, the Company recorded the following common stock transaction:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.

During the six months ended August 31, 2022, the Company recorded the following common stock transaction:

(i)	The Company issued 12,653 shares of the common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended August 31, 2023 and 2022 were as follows:

	August 31, 2023	August 31, 2022
Employee compensation	$1,373	$2,068
Machinery and equipment expenditures	-	1,184
External engineering	141	611
Plant and laboratory operating expenses	447	584
Tax credits	(22)	(839)
Other	99	143
	$2,038	$3,751

Research and development expenses for the six-month periods ended August 31, 2023 and 2022 were as follows:

	August 31, 2023	August 31, 2022
Employee compensation	$2,819	$4,355
Machinery and equipment expenditures	1,236	3,073
External engineering	1,297	2,206
Plant and laboratory operating expenses	916	1,450
Tax credits	(47)	(908)
Other	307	376
	$6,528	$10,552

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended August 31, 2023 and 2022 were as follows:

	August 31, 2023	August 31, 2022
Employee compensation	$880	$1,032
Professional fees	912	1,476
Insurance	709	1,071
Other	342	432
	$2,843	$4,011

General and administrative expenses for the six-month periods ended August 31, 2023 and 2022 were as follows:

	August 31, 2023	August 31, 2022
Employee compensation(1)	$1,713	$9,817
Professional fees	1,531	2,275
Insurance	1,412	2,173
Other	652	782
	$5,308	$15,047

(1)

Includes stock-based compensation expense. During the six-month period ended August 31, 2022, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

15. Share-based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the three-month periods ended August 31, 2023 and 2022:

	2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,782,000	$5.08	1,570,000	$6.87
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,782,000	$5.08	1,570,000	$6.87
Exercisable, end of period	1,670,000	$6.84	1,361,667	$7.73

The following tables summarizes the continuity of the Company’s stock options during the six-month periods ended August 31, 2023 and 2022:

	2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,542,000	$5.27	1,570,000	$6.87
Granted	240,000	3.11	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,782,000	$5.08	1,570,000	$6.87
Exercisable, end of period	1,670,000	$6.84	1,361,667	$7.73

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three-month period ended August 31, 2022. The principal components of the pricing model for the stock options granted in the six-month period ended August 31, 2023 were as follows:

Exercise price	$3.11
Risk-free interest rate	3.84%
Expected dividend yield	0%
Expected volatility	79%
Expected life	3 years

During the three-month periods ended August 31, 2023 and 2022, stock-based compensation expense attributable to stock options amounted to $172 and $313, respectively. During the six-month periods ended August 31, 2023 and 2022, stock-based compensation expense attributable to stock options amounted to $333 and $630, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended August 31, 2023 and 2022:

	2023		2022
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,306,655	$6.61	4,090,775	$7.37
Granted	115,364	3.17	66,744	4.05
Settled	-	-	-	-
Forfeited	(4,331)	8.21	(28,801)	8.68
Outstanding, end of period	4,417,688	$6.52	4,128,718	$7.31
Outstanding vested, end of period	1,635,241	$6.22	1,563,497	$6.29

The following table summarizes the continuity of the restricted stock units during the six-month periods ended August 31, 2023 and 2022:

	2023		2022
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	3,888,618	$7.09	4,018,567	$7.42
Granted	585,364	2.93	151,605	5.14
Settled	(51,963)	8.66	(12,653)	13.04
Forfeited	(4,331)	8.21	(28,801)	8.68
Outstanding, end of period	4,417,688	$6.52	4,128,718	$7.31
Outstanding vested, end of period	1,635,241	$6.22	1,563,497	$6.29

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended August 31, 2023 and 2022, stock-based compensation attributable to RSUs amounted to $216 and $316, respectively. During the six-month periods ended August 31, 2023 and 2022, stock-based compensation attributable to RSUs amounted to $410 and $8,465, respectively. During the six-month period ended August 31, 2022, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

Stock-Based Compensation Expense

During the three-month periods ended August 31, 2023 and 2022, stock-based compensation included in research and development expenses amounted to $155 and $319, respectively, and in general and administrative expenses amounted to $233 and $310, respectively. During the six-month periods ended August 31, 2023 and 2022, stock-based compensation included in research and development expenses amounted to $315 and $716, respectively, and in general and administrative expenses amounted to $428 and $8,379, respectively. The amount recorded in general and administrative expenses for the six-month period ended August 31, 2022 includes $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the six-month periods ended August 31, 2023 and 2022:

	2023	2022
	Number of units*	Number of units*
Authorized, beginning of period	120,486	1,043,705
Automatic share reserve increase	1,500,000	-
Units granted	(825,364)	(151,605)
Units forfeited	4,331	28,801
Units expired	-	-
Authorized, end of period	799,453	920,901

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

17. Warrants

During the six-month period ended August 31, 2022, warrants to purchase 4,554,865 shares of our common stock in aggregate with an exercise price of $11.00 expired.

18. Commitments

Agreement for purchase of equipment

In December 2021, the Company entered into an agreement for the purchase of long-lead equipment in connection with the construction of our first Infinite Loop™ manufacturing facility for up to $8,546, subject to various terms and conditions, including fabrication timelines and equipment inspection. Pursuant to the agreement, the Company has paid cash deposits of $8,460 (Note 5). The balance is expected to be paid by the end of this fiscal year.

Agreement with SK Geo Centric Co. Ltd. (“SKGC”)

On April 27, 2023, the Company and SKGC entered into an agreement to build Infinite Loop manufacturing facilities in Asia. Pursuant to the agreement, the Company and SKGC agreed to form a new entity, which will be headquartered in Singapore. SKGC will contribute 51% and Loop will contribute the remaining 49% of the initial equity capital of the new entity. The Company’s investment in the new entity will be accounted for under the equity method and initially recognized at cost. To date, no amounts have been contributed by the Company to the new entity.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting, and building our manufacturing facilities, (vii) our ability to scale, manufacture, and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) our joint venture projects and our ability to recover certain expenditures in connection therewith, (x) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xi) disease epidemics and other health-related concerns and crises, which could result in reduced access to capital markets, supply chain disruptions and scrutiny, embargoing of goods produced in affected areas, government-imposed mandatory business closures and any resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, or market or other changes that could result in non-cash impairments of our intangible assets, and property, plant and equipment, (xii) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates,  (xiii) the outcome of any SEC investigations or class action litigation filed against us, (xiv) our ability to hire and/or retain qualified employees and consultants, (xv) other events or circumstances over which we have little or no control, and (xvi) other factors discussed in our subsequent filings with the SEC.

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

Introduction

Loop is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from the dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement towards a circular economy by reducing and recovering plastic waste for a sustainable future.

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

Background

Industry Background

We believe Loop’s depolymerization technology offers a complementary solution to mechanical recycling by enabling the use of a wider variety of PET feedstock, including complex and degraded plastics as well as polyester fiber, to produce virgin quality rPET with no degradation through continued recycling.

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

The first planned commercial manufacturing facility with Infinite Loop™ technology, located in Ulsan, South Korea, will have an annual capacity to supply 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and is anticipated to break ground by the end of 2023 and to have construction completed by the end of 2025. In addition to Infinite Loop™ Ulsan, the two partners have outlined plans which target a minimum of three additional commercial manufacturing facilities to be constructed throughout Asia by 2030. Loop and SKGC have partnered with SK ecoengineering, a subsidiary of the SK Group that brings considerable experience and proficiency as an EPC contractor, for the engineering and construction of the commercial manufacturing facilities.

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

In the six-month period ended August 31, 2023, Loop reported revenues of $81 from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, including those with whom Loop is collaborating on product launches. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

Recent Developments

Loop and SKGC announced on April 27th, 2023 that they have signed a joint venture agreement to build Infinite Loop™ facilities in the Asian market. The two companies plan to build four Infinite Loop™ manufacturing facilities throughout Asia by 2030. The first planned facility in Asia will be part of SKGC’s Ulsan Advanced Recycling Cluster (“Ulsan ARC”) in South Korea.

A groundbreaking ceremony for the Ulsan ARC is scheduled to take place on Thursday November 9th, 2023. Daniel Solomita, Loop’s Founder and CEO, will present Loop’s depolymerization technology and the Infinite Loop™ project at the ceremony which will include attendees ranging from central and local government officials, industry officials, environmental institutions, academic experts, customers and media. Construction of the Infinite Loop™ Ulsan facility is anticipated to commence by the end of 2023 and to reach completion by the end of 2025.

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
•

PepsiCo has set new goals to cut virgin plastic per serving by 50% across its global food & beverage portfolio by 2030 and plans to utilize 50% recycled content in its plastic packaging. In the U.S., the company plans to increase its use of rPET in its bottled products in 2023, with an objective to roll out 100% rPET bottles in multiple U.S. areas by 2030;

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

On December 22, 2022, we announced a shift in our commercialization strategy which now focuses on our planned joint venture projects with SKGC in Asia and Europe. These projects have a lower requirement for Loop equity investment and higher expected return on capital, and leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy. Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the first Asian manufacturing facility in Ulsan, South Korea, which is anticipated to break ground by the end of 2023 and to have construction completed by the end of 2025.

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

The GEN II technology portfolio currently consists of four patent families:

•

One family has two issued U.S. patents, one allowed U.S. application, and a pending U.S. application, all expected to expire on or around September 2037, not including any patent term extensions. Internationally, this patent family has seven issued or allowed patents in foreign jurisdictions, including China, Bangladesh, Argentina, Taiwan, and Brazil, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around September 2038, if granted, not including any patent term extensions.

•

An additional aspect of the GEN II technology, as claimed in two issued U.S. patents and a pending U.S. application, all expected to expire on or around June 2039, not including any patent term extensions. Internationally, this patent family includes seven issued or allowed patents in foreign jurisdictions, including China, Morocco, Algeria, Indonesia and Bangladesh, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted, not including any patent term extensions.

•

Another aspect of the GEN II technology, which is the subject of an issued U.S. patent and a pending U.S. application, both expected to expire on or around March 2040, not including any patent term extensions. Internationally, this patent family includes pending applications in Canada, Europe, India, Singapore, Papua New Guinea, Brazil, and South Africa.

•

Another aspect of the GEN II technology, which is the subject of two issued U.S. patents and a pending U.S. application, both expected to expire on or around March 2040, not including any patent term extensions. Internationally, this patent family includes four issued or allowed patents in foreign jurisdictions, including Europe, Chile, Bangladesh and South Africa, and pending applications in Canada, China, Korea, the Eurasian Patent Organization, the Gulf Cooperation Council, India, Japan, Mexico, and various other countries, all expected to expire on or around March 2040, if granted, not including any patent term extensions.

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

Human Capital

As of August 31, 2023, we had 70 employees of which 24 work in research and development, 32 in engineering and operations, and 14 in administrative functions.

Results of Operations

Three Months Ended August 31, 2023

The following table summarizes our operating results for the three-month periods ended August 31, 2023 and 2022, in thousands of U.S. Dollars.

	Three months ended August 31,
	2023	2022	Change
Revenue from contracts with customers	$54	$135	$(81)

Expenses
Research and development
Employee compensation	1,218	1,749	(531)
Stock-based compensation	155	319	(164)
Machinery and equipment expenditures	-	1,184	(1,184)
External engineering	141	611	(470)
Plant and laboratory operating expenses	447	584	(137)
Tax credits	(22)	(839)	817
Other	99	143	(44)
Total research and development	2,038	3,751	(1,713)

General and administrative
Employee compensation	647	722	(75)
Stock-based compensation	233	310	(77)
Professional fees	912	1,476	(564)
Insurance	709	1,071	(362)
Other	342	432	(90)
Total general and administrative	2,843	4,011	(1,168)

Depreciation and amortization	136	138	(2)
Interest and other financial expenses	44	43	1
Interest income	(219)	(10)	(209)
Foreign exchange gain	(38)	(93)	55
Total expenses	4,804	7,840	(3,036)
Net loss	$(4,750)	$(7,705)	$2,955

Revenues

Revenues for the three-month period ended August 31, 2023 decreased $81 to $54, as compared to $135 for the same period in 2022. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended August 31, 2023 decreased $1,713 to $2,038, as compared to $3,751 for the same period in 2022. The decrease was primarily attributable to a $1,184 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $531 decrease in employee compensation expenses, and a $470 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process, partially offset by a decrease in tax credits accounted for as a reduction of R&D expenses of $817.

General and administrative expenses

General and administrative expenses for the three-month period ended August 31, 2023 decreased $1,168 to $2,843, as compared to $4,011 for the same period in 2022. The decrease was primarily attributable to a $564 decrease in professional fees, and a $362 decrease in insurance costs.

Net Loss

The net loss for the three-month period ended August 31, 2023 decreased $2,955 to $4,750, as compared to $7,705 for the same period in 2022. The decrease is primarily due to the $1,713 decrease in research and development expenses, and the decrease in general and administrative expenses of $1,168.

Six Months Ended August 31, 2023

The following table summarizes our operating results for the six-month periods ended August 31, 2023 and 2022, in thousands of U.S. Dollars.

	Six months ended August 31,
	2023	2022	Change
Revenue from contracts with customers	$81	$135	$(54)

Expenses
Research and development
Employee compensation	2,504	3,639	(1,135)
Stock-based compensation	315	716	(401)
Machinery and equipment expenditures	1,236	3,073	(1,837)
External engineering	1,297	2,206	(909)
Plant and laboratory operating expenses	916	1,450	(534)
Tax credits	(47)	(908)	861
Other	307	376	(69)
Total research and development	6,528	10,552	(4,024)

General and administrative
Employee compensation	1,285	1,438	(153)
Stock-based compensation	428	8,379	(7,951)
Professional fees	1,531	2,275	(744)
Insurance	1,412	2,173	(761)
Other	652	782	(130)
Total general and administrative	5,308	15,047	(9,739)

Depreciation and amortization	268	277	(9)
Interest and other financial expenses	98	84	14
Interest income	(318)	(23)	(295)
Foreign exchange gain	(52)	(91)	39
Total expenses	11,832	25,846	(14,014)
Net loss	$(11,751)	$(25,711)	$13,960

Revenues

Revenues for the six-month period ended August 31, 2023 decreased $54 to $81, as compared to $135 for the same period in 2022. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the six-month period ended August 31, 2023 decreased $4,024 to $6,528, as compared to $10,552 for the same period in 2022. The decrease was primarily attributable to a $1,837 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $1,536 decrease in employee compensation expenses, including stock-based compensation, a $909 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process, and a $534 decrease in plant and laboratory expenses to operate our Terrebonne Facility, partially offset by a decrease in tax credits accounted for as a reduction of R&D expenses of $861.

General and administrative expenses

General and administrative expenses for the six-month period ended August 31, 2023 decreased $9,739 to $5,308, as compared to $15,047 for the same period in 2022. The decrease was primarily attributable to a $7,951 decrease in stock-based compensation which is mostly related to a $7,740 expense recorded in relation to the achievement of a performance milestone for 1,000,000 RSUs in the six-month period ended August 31, 2022, a $761 decrease in insurance costs, and a $744 decrease in professional fees.

Net Loss

The net loss for the six-month period ended August 31, 2023 decreased $13,960 to $11,751, as compared to $25,711 for the same period in 2022. The decrease is primarily due to the decrease in general and administrative expenses of $9,739, and the $4,024 decrease in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with limited revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $13,365 at August 31, 2023 and an undrawn senior loan facility from a Canadian bank of $2,587. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2023 Annual Report on Form 10-K.

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

In December 2021, the Company entered into an agreement for the purchase of long-lead equipment for up to $8,546 which can be used in any Infinite Loop™ manufacturing facility. As of August 31, 2023, the Company has paid an aggregate of $8,460 in cash deposits. This amount, along with engineering and development costs that have been and may continue to be incurred, is currently expected to be recovered from the JV Company when construction begins on the Infinite Loop™ Ulsan facility. The total estimated recoverable amount of $16,000 has not been recognized in the interim unaudited financial statements included in this Quarterly Report.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,400. We received the first disbursement in the amount of $1,633 on February 21, 2020 and the second disbursement in the amount of $1,767 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan bears interest at a rate of 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the financing facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility.

Under the terms of the Financing Facility, Investissement Québec was also issued warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $340. The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec, which expired in February 2023. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec, which remains outstanding. There is no remaining amount available under the Financing Facility after the second disbursement.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,587 in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at August 31, 2023, the Credit Facility was undrawn.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended August 31, 2023 and 2022 was as follows, in thousands of U.S. Dollars:

	Three Months Ended August 31,
	2023	2022
Net cash used in operating activities	$(11,017)	$(19,408)
Net cash used in investing activities	(5,290)	(1,470)
Net cash used by financing activities	(32)	-
Effect of exchange rate changes on cash	113	(183)
Net (decrease) increase in cash	$(16,226)	$(21,061)

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2023, we used $11,017 in operations compared to $19,408 during the same period in 2022. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash Used in Investing Activities

During the six-month period ended August 31, 2023, we used $5,290 in investing activities compared to $1,470 during the same period in 2022. During the three-month period ended August 31, 2023, we made $5,065 in deposits on long-lead equipment for use in a commercial project, as compared to $1,271 for the same period in 2022. During the three-month period ended August 31, 2023, we made investments in intangible assets of $225, as compared to $141 for the same period in 2022, particularly in our patent technology in the United States and around the world.

Net Cash (Used) Provided by Financing Activities

During the three months ended August 31, 2023, we repaid $32 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2023.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 18, 2023. No material changes to such risk factors have occurred during the three months ended August 31, 2023.

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

Date: October 16, 2023	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 16, 2023	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

