Form 10-Q
period 2023-11-30
Loop Industries, Inc.
filed 2024-01-16
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

As at January 15, 2024, there were 47,528,908 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Nine months ended November 30, 2023

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	November 30, 2023	February 28, 2023

Assets
Current assets
Cash and cash equivalents	$9,366	$29,591
Restricted cash	1,000	1,000
Sales tax, tax credits and other receivables (Note 3)	411	1,075
Inventories (Note 4)	937	727
Deposits on equipment (Note 5)	8,460	3,395
Prepaid expenses and other deposits (Note 5)	470	636
Total current assets	20,644	36,424
Investment in joint venture	381	381
Property, plant and equipment, net (Note 6)	2,267	2,545
Intangible assets, net (Note 7)	1,485	1,210
Total assets	$24,777	$40,560

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$1,560	$2,510
Customer deposits	1,000	1,012
Current portion of long-term debt (Note 10)	501	62
Total current liabilities	3,061	3,584
Long-term debt (Note 10)	2,814	3,240
Total liabilities	5,875	6,824

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,528,908 shares issued and outstanding (February 28, 2023 – 47,469,224) (Note 12)	5	5
Additional paid-in capital	171,510	170,370
Additional paid-in capital – Warrants	20,385	20,385
Accumulated deficit	(171,878)	(155,883)
Accumulated other comprehensive loss	(1,120)	(1,141)
Total stockholders’ equity	18,902	33,736
Total liabilities and stockholders’ equity	$24,777	$40,560

Commitments (Note 18)
Subsequent event (Note 19)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Revenue from contracts with customers	$26	$25	$108	$160

Expenses :
Research and development (Note 13)	1,833	4,582	8,361	15,133
General and administrative (Note 14)	2,458	3,183	7,767	18,230
Depreciation and amortization (Notes 6 and 7)	131	134	400	411
Total expenses	4,422	7,899	16,528	33,774

Other (income) loss :
Gain on disposition of assets (Note 6)	-	(6,704)	-	(6,704)
Interest and other financial expenses	42	54	140	139
Interest income	(166)	(13)	(484)	(36)
Foreign exchange gain	(28)	(198)	(81)	(289)
Total other (income) loss	(152)	(6,861)	(425)	(6,890)
Net loss	(4,244)	(1,013)	(15,995)	(26,724)

Other comprehensive income (loss) -
Foreign currency translation adjustment	(83)	(440)	21	(857)
Comprehensive loss	$(4,327)	$(1,453)	$(15,974)	$(27,581)
Net loss per share
Basic and diluted	$(0.09)	$(0.02)	$(0.34)	$(0.56)
Weighted average common shares outstanding
Basic and diluted	47,523,817	47,416,340	47,520,356	47,405,801

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended November 30, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, August 31, 2023	47,521,187	$5	1	$-	$171,113	$20,385	$(167,634)	$(1,037)	$22,832
Issuance of shares upon the exercise of stock options (Note 15)	7,721	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	168	-	-	-	168
Restricted stock units issued for services (Note 15)	-	-	-	-	229	-	-	-	229
Foreign currency translation	-	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	-	(4,244)	-	(4,244)
Balance, November 30, 2023	47,528,908	$5	1	$-	$171,510	$20,385	$(171,878)	$(1,120)	$18,902

	Three Months Ended November 30, 2022
	Common stock		Series A preferred stock			Additional		Additional
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, August 31, 2022	47,400,709	$5	1	$-	$169,301	$20,463	$(160,294)	$(513)	$28,962
Issuance of shares upon the vesting of restricted stock units (Note 15)	38,878	-	-	-	-	-	-	-	-
Expiration of warrants (Note 17)	-	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	551	-	-	-	551
Restricted stock units issued for services (Note 15)	-	-	-	-	323	-	-	-	323
Foreign currency translation	-	-	-	-	-	-	-	(440)	(440)
Net loss	-	-	-	-	-	-	(1,013)	-	(1,013)
Balance, November 30, 2022	47,439,587	$5	1	$-	$170,175	$20,463	$(161,307)	$(953)	$28,383

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Nine Months Ended November 30, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Note 15)	51,963	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Note 15)	7,721	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	501	-	-	-	501
Restricted stock units issued for services (Note 15)	-	-	-	-	639	-	-	-	639
Foreign currency translation	-	-	-	-	-	-	-	21	21
Net loss	-	-	-	-	-	-	(15,995)	-	(15,995)
Balance, November 30, 2023	47,528,908	$5	1	$-	$171,510	$20,385	$(171,878)	$(1,120)	$18,902

	Nine Months Ended November 30, 2022
	Common stock		Series A preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, February 28, 2022	47,388,056	$5	1	$-	$150,397	$30,272	$(134,583)	$(96)	$45,995
Issuance of shares upon the vesting of restricted stock units (Note 15)	51,531	-	-	-	-	-	-	-	-
Expiration of warrants (Note 17)	-	-	-	-	9,809	(9,809)	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	1,181	-	-	-	1,181
Restricted stock units issued for services (Note 15)	-	-	-	-	8,788	-	-	-	8,788
Foreign currency translation	-	-	-	-	-	-	-	(857)	(857)
Net loss	-	-	-	-	-	-	(26,724)	-	(26,724)
Balance, November 30, 2022	47,439,587	$5	1	$-	$170,175	$20,463	$(161,307)	$(953)	$28,383

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Nine Months Ended November 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(15,995)	$(26,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	400	411
Stock-based compensation expense (Note 15)	1,140	9,969
Gain on disposition of assets (Note 6)	-	(6,704)
Accretion and accrued interest expenses (Note 10)	53	118
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	670	20
Inventories (Note 4)	(210)	(426)
Prepaid expenses (Note 5)	147	(24)
Accounts payable and accrued liabilities (Note 9)	(955)	(2,652)
Customer deposits	(12)	1,000
Net cash used in operating activities	(14,762)	(25,012)

Cash Flows from Investing Activities
Proceeds from disposition of assets (Note 6)	-	8,559
Deposits on equipment (Note 5)	(5,065)	(1,271)
Additions to property, plant and equipment (Note 6)	(10)	(68)
Additions to intangible assets (Note 7)	(378)	(225)
Net cash used in investing activities	(5,453)	6,995

Cash Flows from Financing Activities
Repayment of long-term debt (Note 10)	(47)	-
Net cash (used) provided by financing activities	(47)

Effect of exchange rate changes	37	(419)
Net decrease in cash	(20,225)	(18,436)
Cash, cash equivalents and restricted cash, beginning of period	30,591	44,061
Cash, cash equivalents and restricted cash, end of period	$10,366	$25,625

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$63	$-
Interest received	$347	$36

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine months Ended November 30, 2023 and 2022

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and nine-month periods ended November 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 29, 2024, or for any other period.

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

2. Summary of Significant Accounting Policies

Liquidity Risk Assessment

Since its inception, the Company has been in the pre-commercialization stage with limited revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at November 30, 2023, the Company’s available liquidity was $11,943, consisting of cash and cash equivalents of $9,366 and an undrawn senior loan facility from a Canadian bank of $2,577. Management actively monitors the Company’s cash resources against the Company’s short-term cash commitments to ensure the Company has sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) estimation of amount and timing of future cash outflows and inflows and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations as they become due for a period of no less than twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements.

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

For the three- and nine-month periods ended November 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2023, the potentially dilutive securities consisted of 2,772,000 outstanding stock options (2022 – 2,542,000), 4,417,688 outstanding restricted stock units (2022 – 4,036,803), and 7,089,400 outstanding warrants (2022 – 7,104,553).

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at November 30, 2023 and February 28, 2023 were as follows:

	November 30, 2023	February 28, 2023
Sales tax	$97	$170
Investment tax credits	37	461
Research and development tax credits	120	402
Other receivables	157	42
	$411	$1,075

4. Inventories

Inventories as at November 30, 2023 and February 28, 2023 were as follows:

	November 30, 2023	February 28, 2023
Finished goods	$569	$242
Work in process	331	467
Raw materials	37	18
	$937	$727

As at November 30 and February 28, 2023, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of monomers (dimethyl terephthalate and monoethylene glycol), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers shall be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process.

5. Deposits and Prepaid Expenses

As at November 30, 2023, the Company had $8,460 (February 28, 2023 – $3,395) of non-refundable cash deposits on long-lead equipment that are intended to be used in the first planned Infinite Loop™ manufacturing facility.

Prepaid expenses and other deposits as at November 30, 2023 were $470 and $636 as at February 28, 2023.

6. Property, Plant and Equipment

	As at November 30, 2023
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,825	$(355)	$1,470
Land	225	-	225
Building and Land Improvements	1,851	(1,399)	452
Office equipment and furniture	277	(157)	120
	$4,178	$(1,911)	$2,267

	As at February 28, 2023
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,822	$(309)	$1,513
Land	225	-	225
Building and Land Improvements	1,839	(1,166)	673
Office equipment and furniture	274	(140)	134
	$4,160	$(1,615)	$2,545

Depreciation expense for the three- and nine-month periods ended November 30, 2023 amounted to $93 and $295, respectively (2022 – $111 and $348).

On May 27, 2021, we acquired land in Bécancour, Québec for cash of $4,400. The Company sold approximately two thirds of the land held for sale in the three-month period ended November 30, 2022 for cash proceeds of $8,559 and a gain on disposition of the asset of $6,704.

7. Intangible Assets

Intangible assets as at November 30, 2023 and February 28, 2023 were $1,485 and $1,210, respectively.

During the nine-month periods ended November 30, 2023 and 2022, we made additions relating to patent application costs to intangible assets of $378 and $225, respectively.

Amortization expense for the three- and nine-month periods ended November 30, 2023 amounted to $38 and $105, respectively (2022 – $23 and $63).

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at November 30, 2023 and February 28, 2023:

	Fair Value as at November 30, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,315	$3,290	Level 2

	Fair Value as at February 28, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,302	$3,280	Level 2

The fair value of cash and cash equivalents, restricted cash, customer deposits, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2023 and February 28, 2023 were as follows:

	November 30, 2023	February 28, 2023
Trade accounts payable	$288	$1,020
Accrued employee compensation	891	712
Accrued professional fees	277	410
Accrued insurance premiums	-	70
Accrued engineering fees	-	96
Accrued director compensation	44	44
Other accrued liabilities	60	158
	$1,560	$2,510

10. Long‑Term Debt

Long-term debt as of November 30, 2023 and February 28, 2023, was comprised of the following:

	November 30, 2023	February 28, 2023
Investissement Québec financing facility:
Principal amount	$3,360	$3,380
Unamortized discount	(210)	(261)
Accrued interest	165	183
Total Investissement Québec financing facility	3,315	3,302
Less: current portion of long-term debt	(501)	(62)
Long-term debt, net of current portion	$2,814	$3,240

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and nine-month periods ended November 30, 2023 in the amount of $21 and $63, respectively (2022 – $21 and $65) and an accretion expense of $18 and $53, respectively (2022 – $17 and $52). During the nine-month period ended November 30, 2023, the Company made repayments of $47 (2022 – nil) on the Investissement Québec loan.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 29, 2024	$16
February 28, 2025	585
February 28, 2026	585
February 28, 2027	585
February 29, 2028	585
Thereafter	1,169
Total	$3,525

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,577 in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at November 30, 2023. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at November 30, 2023, the Credit Facility was available and undrawn.

11. Related Party Transactions

Employment Agreement

During the nine-month period ended November 30, 2022, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a fair value of $7,740 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the nine-month period ended November 30, 2022. During the nine-month period ended November 30, 2023, no outstanding performance milestones were probable of being achieved and, accordingly, the Company did not record any additional stock-based compensation expense.

On October 12, 2023, Mr. Solomita and the Company agreed to defer by one year the settlement of 800,000 RSUs that were set to settle on October 15, 2023. On October 14, 2022, Mr. Solomita and the Company agreed to defer by one year the settlement of 400,000 RSUs that were set to settle on October 15, 2022.

12. Stockholders’ Equity

Common Stock

For the nine-month period ended November 30, 2023	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Issuance of shares upon the exercise of stock options	7,721	-
Balance, November 30, 2023	47,528,908	$5

For the nine-month period ended November 30, 2022	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$5
Issuance of shares upon settlement of restricted stock units	51,531	-
Balance, November 30, 2022	47,439,587	$5

During the nine months ended November 30, 2023, the Company recorded the following common stock transaction:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 7,721 shares of the common stock to settle stock options exercised in the period.

During the nine months ended November 30, 2022, the Company recorded the following common stock transaction:

(i)	The Company issued 51,531 shares of the common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended November 30, 2023 and 2022 were as follows:

	November 30, 2023	November 30, 2022
Employee compensation	$1,268	$1,995
Machinery and equipment expenditures	4	1,059
External engineering	262	707
Plant and laboratory operating expenses	322	916
Tax credits	(221)	(300)
Other	198	205
	$1,833	$4,582

Research and development expenses for the nine-month periods ended November 30, 2023 and 2022 were as follows:

	November 30, 2023	November 30, 2022
Employee compensation	$4,087	$6,350
Machinery and equipment expenditures	1,240	4,133
External engineering	1,558	2,914
Plant and laboratory operating expenses	1,238	2,366
Tax credits	(269)	(1,207)
Other	507	577
	$8,361	$15,133

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended November 30, 2023 and 2022 were as follows:

	November 30, 2023	November 30, 2022
Employee compensation	$835	$911
Professional fees	720	1,278
Insurance	645	710
Other	258	284
	$2,458	$3,183

General and administrative expenses for the nine-month periods ended November 30, 2023 and 2022 were as follows:

	November 30, 2023	November 30, 2022
Employee compensation(1)	$2,548	$10,728
Professional fees	2,251	3,841
Insurance	2,058	2,883
Other	910	778
	$7,767	$18,230

(1)

Includes stock-based compensation expense. During the nine-month period ended November 30, 2022, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

15. Share-based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the three-month periods ended November 30, 2023 and 2022:

	2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,782,000	$5.08	1,570,000	$6.87
Granted	-	-	972,000	2.68
Exercised	(10,000)	0.80	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,772,000	$5.10	2,542,000	$5.27
Exercisable, end of period	1,810,000	$6.53	1,670,000	$6.84

The following tables summarizes the continuity of the Company’s stock options during the nine-month periods ended November 30, 2023 and 2022:

	2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,542,000	$5.27	1,570,000	$6.87
Granted	240,000	3.11	972,000	2.68
Exercised	(10,000)	0.80	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,772,000	$5.10	2,542,000	$5.27
Exercisable, end of period	1,810,000	$6.53	1,670,000	$6.84

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. There were no new issuances of stock options for the three-month period ended November 30, 2022. The principal components of the pricing model for the stock options granted in the nine-month period ended November 30, 2023 were as follows:

Exercise price	$3.11
Risk-free interest rate	3.84%
Expected dividend yield	0%
Expected volatility	79%
Expected life	3 years

During the three-month periods ended November 30, 2023 and 2022, stock-based compensation expense attributable to stock options amounted to $168 and $551, respectively. During the nine-month periods ended November 30, 2023 and 2022, stock-based compensation expense attributable to stock options amounted to $501 and $1,181, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended November 30, 2023 and 2022:

	2023		2022
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,417,688	$6.52	4,128,718	$7.37
Granted	-	-	-	-
Settled	-	-	(38,878)	13.08
Forfeited	-	-	(53,037)	13.40
Outstanding, end of period	4,417,688	$6.52	4,036,803	$7.17
Outstanding vested, end of period	1,635,241	$6.22	1,563,497	$6.29

The following table summarizes the continuity of the restricted stock units during the nine-month periods ended November 30, 2023 and 2022:

	2023		2022
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	3,888,618	$7.09	4,018,567	$7.42
Granted	585,364	2.93	151,605	5.14
Settled	(51,963)	8.66	(51,531)	13.07
Forfeited	(4,331)	8.21	(81,838)	11.74
Outstanding, end of period	4,417,688	$6.52	4,036,803	$7.17
Outstanding vested, end of period	1,635,241	$6.22	1,563,497	$6.29

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended November 30, 2023 and 2022, stock-based compensation attributable to RSUs amounted to $229 and $323, respectively. During the nine-month periods ended November 30, 2023 and 2022, stock-based compensation attributable to RSUs amounted to $639 and $8,788, respectively. During the nine-month period ended November 30, 2022, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

Stock-Based Compensation Expense

During the three-month periods ended November 30, 2023 and 2022, stock-based compensation included in research and development expenses amounted to $161 and $455, respectively, and in general and administrative expenses amounted to $236 and $419, respectively.

During the nine-month periods ended November 30, 2023 and 2022, stock-based compensation included in research and development expenses amounted to $476 and $1,170, respectively, and in general and administrative expenses amounted to $664 and $8,799, respectively. The amount recorded in general and administrative expenses for the nine-month period ended November 30, 2022 includes $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 11).

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the nine-month periods ended November 30, 2023 and 2022:

	2023	2022
	Number of units*	Number of units*
Authorized, beginning of period	120,486	1,043,705
Automatic share reserve increase	1,500,000	-
Units granted	(825,364)	(1,123,605)
Units forfeited	4,331	81,838
Units expired	-	-
Authorized, end of period	799,453	1,938

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

17. Warrants

During the nine-month period ended November 30, 2022, warrants to purchase 4,554,865 shares of our common stock in aggregate with an exercise price of $11.00 expired.

18. Commitments

Agreement for purchase of equipment

In December 2021, the Company entered into an agreement for the purchase of long-lead equipment in connection with the construction of our first Infinite Loop™ manufacturing facility for up to $8,546, subject to various terms and conditions, including fabrication timelines and equipment inspection. Pursuant to the agreement, the Company has paid cash deposits of $8,460 (Note 5). The remaining balance is expected to be paid by the end of this fiscal year.

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

19. Subsequent Event

On January 16th, Loop announced that the Company signed a non-binding memorandum of understanding with Reed Management, a European investment firm, for $66 million in non-dilutive financing as part of a joint venture to roll-out Loop’s technology in the European market. Of this amount, $33 million is to be provided to Loop as non-dilutive capital to fund Loop’s technology commercialization globally. The remaining $33 million is to be invested in the European joint venture.

The non-binding memorandum of understanding is subject to customary due diligence and the fulfillment of certain pre-closing conditions.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting, and building our manufacturing facilities, (vii) our ability to scale, manufacture, and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) the ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (x) our joint venture projects and our ability to recover certain expenditures in connection therewith, (xi) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xii) disease epidemics and other health-related concerns and crises, which could result in reduced access to capital markets, supply chain disruptions and scrutiny, embargoing of goods produced in affected areas, government-imposed mandatory business closures and any resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, or market or other changes that could result in non-cash impairments of our intangible assets, and property, plant and equipment, (xiii) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xiv) the outcome of any SEC investigations or class action litigation filed against us, (xv) our ability to hire and/or retain qualified employees and consultants, (xvi) other events or circumstances over which we have little or no control, and (xvii) other factors discussed in our subsequent filings with the SEC.

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

We also have a signed letter of intent with On AG, a sportswear brand and subsidiary of On Holding AG, to secure volumes of Loop™ PET resin from the Asian Infinite Loop™ manufacturing facility in Ulsan, South Korea, which Loop is planning to construct with its strategic partner SK Geo Centric (“SKGC”).

We are pursuing amended supply agreements with existing customers and new agreements with additional customers that are located in North America, Europe, and Asia to sell the production volumes of our planned Infinite Loop™ commercial facilities.

Strategic Partnership with SKGC

In June 2021, Loop and SKGC concluded a definitive agreement for SKGC to become a strategic investor in Loop, with SKGC acquiring a 10% stake in Loop at $12.00 per share for a total of $56.5 million. The transaction, which closed in July 2021, also included warrants for SKGC to purchase Loop common stock at $15.00 and $20.00 per share. Concurrent with the strategic investment, Loop and SKGC entered into a memorandum of understanding (“MOU”) to form a joint venture with exclusivity to build sustainable PET plastic and polyester fiber manufacturing facilities throughout Asia.

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

The first planned commercial manufacturing facility with Infinite Loop™ technology, located in Ulsan, South Korea, is expected to have an annual capacity to supply up to 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and is anticipated to break ground in the first half of 2024 and to have construction completed in 2026. In addition to Infinite Loop™ Ulsan, the two partners have outlined plans which target a minimum of three additional commercial manufacturing facilities to be constructed throughout Asia by 2030. Loop and SKGC have partnered with SK ecoengineering, a subsidiary of the SK Group that brings considerable experience and proficiency as an EPC contractor, for the engineering and construction of the commercial manufacturing facilities.

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

In the nine-month period ended November 30, 2023, Loop reported revenues of $108 from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, including those with whom Loop is collaborating on product launches. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with R&D and analytical capabilities.

Recent Developments

Memorandum of Understanding (“MOU”) with Reed Management (“Reed”)

On January 16th, Loop announced that the Company signed a non-binding MOU with Reed, a European investment firm focused on high impact and technology-enabled infrastructure, for US$66 million in non-dilutive financing as part of a joint venture (the “JV”) to roll-out Loop’s technology in the European market.

Loop and Reed intend to form a strategic long-term partnership through the establishment of a 50/50 JV to commercialize Loop’s technology in Europe. Reed intends to provide financing of €60 million (US$66 million) in non-dilutive capital. Of this amount, US$33 million is to be provided to Loop as non-dilutive capital to fund Loop’s technology commercialization globally. The remaining US$33 million is to be invested in the JV.

Under the terms of the MOU, Reed will provide capital as follows:

•	US$11 million equity investment in the JV to acquire from Loop exclusive rights to co-invest alongside Loop in commercialization projects using Loop’s technology in Europe through the planned JV between Loop and Reed;
•	US$22 million loan from the JV to Loop in two equal tranches – first tranche paid at closing and second tranche paid in the following 12 months with both tranches having a 10% PIK rate and 3-year term;
•	US$33 million commitment to cover initial costs to develop projects in Europe, including Loop’s equity contribution to the previously announced JV to construct an Infinite Loop™ plant in Saint-Avold, France;
•	Any subsequent capital injections in the JV will be funded on a 50/50 basis between Reed and Loop.

This intended partnership allows for Loop Industries to reduce the funding needs for its equity contributions to support the rollout of an increased number of facilities to be constructed in the European market using the Infinite Loop™ technology. Loop Industries will receive royalty and engineering fees directly from the planned facilities in Europe.

The non-binding MOU is subject to customary due diligence and the fulfillment of certain pre-closing conditions. The transaction is expected to close by the end of March 2024.

Ulsan ARC Groundbreaking Ceremony

Loop and SKGC announced on April 27th, 2023 that they have signed a joint venture agreement to build Infinite Loop™ facilities in the Asian market. The two companies plan to build four Infinite Loop™ manufacturing facilities throughout Asia by 2030. The first planned facility in Asia will be part of SKGC’s Ulsan Advanced Recycling Cluster (“Ulsan ARC”) in South Korea.

Daniel Solomita, Loop’s Founder and CEO, participated in the groundbreaking ceremony of the Ulsan ARC which took place on November 15th, 2023 in South Korea. Mr. Solomita presented the Company’s sustainable plastics technology and its Infinite Loop™ manufacturing model at the event, which included  attendees ranging from central and local government officials, industry officials, environmental institutions, academic experts, customers and media.

The Ulsan ARC groundbreaking ceremony is a key milestone in the lead-up towards breaking ground on the planned Infinite Loop™ manufacturing facility in the Ulsan ARC, which is expected to take place in the first half of 2024, with construction being completed by 2026.

Loop™ Branded PET Resin Compliant for Pharmaceutical Industry Packaging Applications

On December 13, 2023, Loop announced that its Loop™ branded PET resin has been tested and is compliant for use in packaging applications in the pharmaceutical industry. The rigorous requirements and standards outlined by the United States Pharmacopeia (USP <661.1>, Plastic Materials of Construction) and the European Pharmacopeia (Ph.Eur. 3.1.15, Polyethylene Terephthalate for Containers for Preparations not for Parenteral Uses) ensure that materials used in pharmaceutical packaging maintain the highest levels of integrity and do not compromise the safety and efficacy of the enclosed products. Test results executed by a worldwide leader in laboratory testing services confirm that Loop's PET resin has successfully met these requirements, opening new possibilities for sustainable packaging solutions in the pharmaceutical industry.

The pharmaceutical industry is increasingly recognizing the importance of adopting sustainable practices and materials to reduce its environmental impact. Loop's 100% recycled virgin quality PET can help support pharmaceutical companies with a sustainable packaging alternative and address the growing demand for environmentally responsible choices in the industry.

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

On December 22, 2022, we announced a shift in our commercialization strategy which now focuses on our planned joint venture projects with SKGC in Asia and Europe. These projects have a lower requirement for Loop equity investment and higher expected return on capital, and leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy. Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the first Asian manufacturing facility in Ulsan, South Korea, which is anticipated to break ground in the first half of 2024 and to have construction completed in 2026.

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

The GEN II technology portfolio currently consists of four patent families:

•

One family has three issued U.S. patents, and two pending U.S. applications, the last of which is expected to expire on or around September 2037, not including any patent term extensions. Internationally, this patent family has nine issued or allowed patents in foreign jurisdictions, including China, Bangladesh, Argentina, Taiwan, and Brazil, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around September 2038, if granted, not including any patent term extensions.

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

•

We have also filed a U.S. provisional application directed to another aspect of the GEN II technology. Any patents that ultimately issue from this application are expected to expire on or around September 2044, not including any patent term adjustment or extensions.

Loop owns registrations for its trademarks in Cambodia, Canada, China, the European Union, Japan Taiwan, the United Kingdom, Vietnam and the U.S. Loop also has pending applications in Canada, China, South Korea, and the U.S.

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

On December 13, 2023, Loop announced that its Loop™ branded PET resin has been tested and is compliant for use in packaging applications in the pharmaceutical industry. The rigorous requirements and standards outlined by the United States Pharmacopeia (USP <661.1>, Plastic Materials of Construction) and the European Pharmacopeia (Ph.Eur. 3.1.15, Polyethylene Terephthalate for Containers for Preparations not for Parenteral Uses) ensure that materials used in pharmaceutical packaging maintain the highest levels of integrity and do not compromise the safety and efficacy of the enclosed products. Test results executed by a worldwide leader in laboratory testing services confirm that Loop's PET resin has successfully met these requirements, opening new possibilities for sustainable packaging solutions in the pharmaceutical industry.

Human Capital

As of November 30, 2023, we had 60 employees of which 22 work in research and development, 24 in engineering and operations, and 14 in administrative functions.

Results of Operations

Three Months Ended November 30, 2023

The following table summarizes our operating results for the three-month periods ended November 30, 2023 and 2022, in thousands of U.S. Dollars.

	Three months ended November 30,
	2023	2022	Change
Revenue from contracts with customers	$26	$25	$1

Expenses
Research and development
Employee compensation	1,107	1,540	(433)
Stock-based compensation	161	455	(294)
Machinery and equipment expenditures	4	1,059	(1,055)
External engineering	262	707	(445)
Plant and laboratory operating expenses	322	916	(594)
Tax credits	(221)	(300)	79
Other	198	205	(7)
Total research and development	1,833	4,582	(2,749)

General and administrative
Employee compensation	599	492	107
Stock-based compensation	236	419	(183)
Professional fees	720	1,278	(558)
Insurance	645	710	(65)
Other	258	284	(26)
Total general and administrative	2,458	3,183	(725)

Gain on disposition of assets	-	(6,704)	6,704
Depreciation and amortization	131	134	(3)
Interest and other financial expenses	42	54	(12)
Interest income	(166)	(13)	(153)
Foreign exchange gain	(28)	(198)	170
Total expenses	4,270	1,038	3,232
Net loss	$(4,244)	$(1,013)	$(3,231)

Revenues

Revenues for the three-month period ended November 30, 2023 increased $1 to $26, as compared to $25 for the same period in 2022. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended November 30, 2023 decreased $2,749 to $1,833, as compared to $4,582 for the same period in 2022. The decrease was primarily attributable to a $1,055 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $594 decrease in plant and laboratory operating expenses, a $445 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process, a $433 decrease in employee compensation expenses, and a $294 decrease in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended November 30, 2023 decreased $725 to $2,458, as compared to $3,183 for the same period in 2022. The decrease was primarily attributable to a $558 decrease in professional fees, and a $183 decrease in stock-based compensation expenses.

Net Loss

The net loss for the three-month period ended November 30, 2023 increased $3,231 to $4,244, as compared to $1,013 for the same period in 2022. The increase is primarily due to a gain on disposition of assets of $6,704 recorded in the three-month period ended November 30, 2022 related to the Company’s sale of land in Bécancour, Québec, partially offset by the $2,749 decrease in research and development expenses, and the decrease in general and administrative expenses of $725.

Nine months Ended November 30, 2023

The following table summarizes our operating results for the nine-month periods ended November 30, 2023 and 2022, in thousands of U.S. Dollars.

	Nine months ended November 30,
	2023	2022	Change
Revenue from contracts with customers	$108	$160	$(52)

Expenses
Research and development
Employee compensation	3,611	5,179	(1,568)
Stock-based compensation	476	1,171	(695)
Machinery and equipment expenditures	1,240	4,133	(2,893)
External engineering	1,558	2,914	(1,356)
Plant and laboratory operating expenses	1,238	2,366	(1,128)
Tax credits	(269)	(1,207)	938
Other	507	577	(70)
Total research and development	8,361	15,133	(6,772)

General and administrative
Employee compensation	1,884	1,929	(45)
Stock-based compensation	664	8,799	(8,135)
Professional fees	2,251	3,841	(1,590)
Insurance	2,058	2,883	(825)
Other	910	778	132
Total general and administrative	7,767	18,230	(10,463)

Gain on disposition of assets	-	(6,704)	6,704
Depreciation and amortization	400	411	(11)
Interest and other financial expenses	140	139	1
Interest income	(484)	(36)	(448)
Foreign exchange gain	(81)	(289)	208
Total expenses	16,103	26,884	(10,781)
Net loss	$(15,995)	$(26,724)	$10,729

Revenues

Revenues for the nine-month period ended November 30, 2023 decreased $52 to $108, as compared to $160 for the same period in 2022. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the nine-month period ended November 30, 2023 decreased $6,772 to $8,361, as compared to $15,133 for the same period in 2022. The decrease was primarily attributable to a $2,893 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $2,263 decrease in employee compensation expenses, including stock-based compensation, a $1,356 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process, and a $1,128 decrease in plant and laboratory operating expenses, partially offset by a decrease in tax credits accounted for as a reduction of R&D expenses of $938.

General and administrative expenses

General and administrative expenses for the nine-month period ended November 30, 2023 decreased $10,463 to $7,767, as compared to $18,230 for the same period in 2022. The decrease was primarily attributable to a $8,135 decrease in stock-based compensation which is mostly related to a $7,740 expense recorded in relation to the achievement of a performance milestone for 1,000,000 RSUs in the nine-month period ended November 30, 2022, a $1,590 decrease in professional fees, and a $825 decrease in insurance costs.

Net Loss

The net loss for the nine-month period ended November 30, 2023 decreased $10,729 to $15,995, as compared to $26,724 for the same period in 2022. The decrease is primarily due to the decrease in general and administrative expenses of $10,463, and the $6,772 decrease in research and development expenses, partially offset by a gain on disposition of assets of $6,704 recorded in the three-month period ended November 30, 2022 related to the Company’s sale of land in Bécancour, Québec.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with limited revenues, with its ongoing operations and commercialization plans financed primarily by raising equity. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $9,366 at November 30, 2023 and an undrawn senior loan facility from a Canadian bank of $2,577. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2023 Annual Report on Form 10-K.

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

In December 2021, the Company entered into an agreement for the purchase of long-lead equipment for up to $8,546 which can be used in any Infinite Loop™ manufacturing facility. As of November 30, 2023, the Company has paid an aggregate of $8,460 in cash deposits. This amount, along with engineering and development costs that have been and may continue to be incurred, is currently expected to be recovered from the JV Company when construction begins on the Infinite Loop™ Ulsan facility. The total estimated recoverable amount of $16,000 has not been recognized in the interim unaudited financial statements included in this Quarterly Report.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,387. We received the first disbursement in the amount of $1,627 on February 21, 2020 and the second disbursement in the amount of $1,760 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan bears interest at a rate of 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the financing facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “the Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 of the principal amount is repayable in monthly installments in the fiscal year ending February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. The Financing Facility Amendment does not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility.

Under the terms of the Financing Facility, Investissement Québec was also issued warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $339. The warrants were issued at a price per share equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop Industries shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec, which expired in February 2023. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec, which remains outstanding. There is no remaining amount available under the Financing Facility after the second disbursement.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,577 in aggregate principal amount and provides for a two-year term. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada Inc. As at November 30, 2023, the Credit Facility was undrawn.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended November 30, 2023 and 2022 was as follows, in thousands of U.S. Dollars:

	Three Months Ended November 30,
	2023	2022
Net cash used in operating activities	$(14,762)	$(25,012)
Net cash provided from (used in) investing activities	(5,453)	6,995
Net cash used by financing activities	(47)	-
Effect of exchange rate changes on cash	37	(419)
Net (decrease) increase in cash	$(20,255)	$(18,436)

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2023, we used $14,762 in operations compared to $25,012 during the same period in 2022. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities.

Net Cash Used in Investing Activities

During the nine-month period ended November 30, 2023, we used $5,453 in investing activities compared to cash provided from investing activities of $6,995 during the same period in 2022. During the nine-month period ended November 30, 2023, we made $5,065 in deposits on long-lead equipment for use in a commercial project, as compared to $1,271 for the same period in 2022. During the nine-month period ended November 30, 2023, we made investments in intangible assets of $378, as compared to $225 for the same period in 2022, particularly in our patent technology in the United States and around the world. During the nine-month period ended November 30, 2022, we sold land in Bécancour, Québec for cash proceeds of $8,559.

Net Cash (Used) Provided by Financing Activities

During the three months ended November 30, 2023, we repaid $47 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2023.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 18, 2023. No material changes to such risk factors have occurred during the three months ended November 30, 2023.

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

Date: January 16, 2024	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 16, 2024	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

