Form 10-K
period 2024-02-29
Loop Industries, Inc.
filed 2024-05-29
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

(Address of principal executive offices zip code)

Registrant’s telephone number, including area code (450) 951-8555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LOOP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As at August 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $54,447,740. As at May 28, 2024, there were 47,538,745 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) commercialization of our technology and products, (ii) our status of relationship with partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) engineering, contracting, and building our manufacturing facilities, (vii) our ability to scale, manufacture, and sell our products in order to generate revenues, (viii) our proposed business model and our ability to execute thereon, (ix) the ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (x) our joint venture projects and our ability to recover certain expenditures in connection therewith, (xi) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xii) disease epidemics and other health-related concerns and crises, which could result in reduced access to capital markets, supply chain disruptions and scrutiny, embargoing of goods produced in affected areas, government-imposed mandatory business closures and any resulting furloughs of our employees, government employment subsidy programs, travel restrictions or the like to prevent the spread of disease, or market or other changes that could result in non-cash impairments of our intangible assets, and property, plant and equipment, (xiii) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xiv) the outcome of any SEC investigations or class action litigation filed against us, (xv) our ability to hire and/or retain qualified employees and consultants, (xvi) other events or circumstances over which we have little or no control, and (xvii) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

Management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties, and a review of information filed by our competitors with the SEC or otherwise publicly available.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as at the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

DMT is an acronym for dimethyl terephthalate, which is a monomer used in the production of polyethylene terephthalate (“PET”), as well as other products.

MEG is an acronym for monoethylene glycol, which is a monomer used in the production of PET, as well as other products.

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

rPET, rDMT and rMEG are acronyms for recycled PET, DMT and MEG.

All monetary amounts in this Annual Report on Form 10-K are in thousands of U.S. dollars unless otherwise specified, except for per share data.

Industry and Market Data

We obtained the industry and market data relating to our business included in this Annual Report on Form 10-K from our own internal estimates and research, as well as publications, research, surveys, and studies conducted by independent third parties not affiliated with us.

Industry publications, studies, and surveys generally state that they were prepared based on sources believed to be reliable, although there is no guarantee of accuracy. While we believe that each of these studies and publications is reliable, we have not independently verified the market and industry data provided by third-party sources. In addition, while we believe our internal research is reliable, not all such research has been verified by an independent source. We note that assumptions underlying industry and market data are subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A. Risk Factors of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Loop is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from the dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber (“Infinite Loop™ Technology”), including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement towards a circular economy by reducing and recovering plastic waste for a sustainable future.

We also intend to leverage the Infinite Loop™ Technology to expand into specialty chemicals and polymers through a unique product offering of lower carbon footprint rDMT, rMEG and specialty polymers. Loop intends to produce and sell rDMT, rMEG and other specialty polymers directly to chemical companies as a simple drop-in supplement and circular alternative. We believe this expanded product portfolio will enable the Infinite Loop™ Technology to reach new markets and cater to a broader range of customers across multiple industries including electronics, automotive, textile, cosmetics and packaging and other applications. This recent expansion in Loop’s product offering is non-reliant on green premiums or carbon and plastic credits, and we believe it addresses a global shortage in supply of DMT and high demand for low carbon MEG, and lowers capital intensity for commercial projects with the removal of polymerization equipment.

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

Our depolymerization technology breaks down waste PET into DMT and MEG. The monomers are purified and then recombined into virgin quality PET plastic and polyester fiber. We use low value PET plastic and polyester fiber waste as feedstock. Our technology can process PET plastic bottles and packaging of any color, transparency or condition, carpet, clothing and other polyester textiles that may contain colors, dyes, or additives, and even PET plastics that have been recovered from the ocean and degraded by exposure to sun and salt. We believe that our ability to use many materials that mechanical recyclers cannot process is an important advantage of Loop™ PET resin and further expands the range of PET waste streams that may be recycled. This also means we are creating a new market for materials that have persistently been leaking out of the waste management system and into shared rivers, oceans and natural areas.

Currently, the DMT market is largely dominated by few key players, leaving limited options for customers and high market concentration. Additionally, the market is experiencing a global shortage of DMT, amplifying market challenges and creating a pressing need for alternative sources. The introduction of Loop’s rDMT has the potential to shift the market dynamic by offering a sustainable alternative to traditional DMT produced from fossil fuels.

In parallel, low-carbon MEG is in high demand and customers are increasingly seeking alternative solutions, but market options are limited and costly. As sustainability concerns intensify and regulatory pressures mount, the demand for low carbon MEG solutions is expected to continue to grow. Loop’s rMEG has the potential to address a gap in the market and help fulfill customers’ needs by offering a lower carbon footprint recycled alternative to the current market options for MEG.

Strategic partnership with Ester Industries Ltd. (“Ester”)

On May 1, 2024 Loop entered into an agreement with Ester, one of India's leading manufacturers of polyester films and specialty polymers, to form a 50/50 India joint venture (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce a unique product offering of lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology.

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop’s Terrebonne Facility for global brand companies over the last four years. The India JV intends to leverage the complementary skill set of each partner by combining Loop's innovative technology and well-established global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks.

The Infinite Loop™ India facility is expected to produce 70,000 tonnes of rDMT and 23,000 tonnes of rMEG annually and Ester will toll convert the rDMT and rMEG into various grades of specialty polymers, offering chemical companies a simple drop-in supplement and circular alternative.

The rDMT and rMEG product offerings expected to be manufactured at the Infinite Loop™ India facility represent a strategic product expansion in a low-cost manufacturing environment which we believe complements Loop's existing PET plastic and polyester fiber manufacturing business and will fuel growth by addressing the large and growing demand in the market. We believe this expansion will enable the Infinite Loop™ Technology to reach new markets and cater to a broader range of customers across multiple industries including electronics, automotive, textile, cosmetics and packaging.

The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking, expected to occur by end of 2024. Feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced and the partners have engaged an external firm to source and secure the land for the facility. Construction is expected to be completed by the end of 2026, with commercial operations commencing in early 2027.

We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing. Loop and Ester anticipate that initial funding required to finance the India JV for the purposes of construction, development and operationalization of the project along with initial working capital requirements for the business is expected to be $165 million. Ester and Loop will each contribute 50% of the initial equity capital of the India JV.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and Loop will be the exclusive seller and marketing agent of the India JV’s products. Ester and Loop will work in collaboration on all financing activities for the India JV pursuant to the terms of the agreement.

Loop and Ester will also enter into (i) a technology license agreement with Loop (the “Loop Technology License Agreement”), (ii) a service agreement with Ester, and (iii) a sales and marketing agreement with Loop, each on terms to be mutually agreed upon by the parties. Pursuant to the Loop Technology License Agreement, the India JV will be granted an exclusive, subject to certain exceptions, license to exploit the Infinite Loop™ Technology in India at a royalty rate to be set forth in the Loop Technology License Agreement.

Strategic Partnership with SK Geo Centric (“SKGC”)

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

In July 2021, in connection with the closing of the transaction, Loop entered into an Investor Rights Agreement with SK global chemical Co., Ltd. (the “Purchaser”) and Daniel Solomita (the “Investor Rights Agreement”), which provides for, among other things, customary resale shelf registration rights for the Purchaser that require Loop to file with the SEC a registration statement on Form S-3 covering the resale of the Loop common stock held by the Purchaser within 90 days after the second anniversary of the closing of the transaction. Loop intends to file such registration statement following the filing of this Annual Report on Form 10-K.

SKGC is a global chemical company and member of the SK Group, one of South Korea’s largest conglomerates. SKGC is a general energy and chemical leader in the global market and is growing into a technology-based global chemical company through continuous research and development efforts. SKGC aims to achieve its “Green for Better Life” vision by establishing a plastics based circular economy through collaboration with various partners and stakeholders, such as Loop.

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

On April 27, 2023, Loop and SKGC entered into a joint venture agreement (the “JV Agreement”) to deploy Loop’s depolymerization technology in the Asian market through multiple commercial manufacturing facilities. Pursuant to the JV Agreement, Loop and SKGC agreed to form a new company (the “JV Company”), which will be headquartered in Singapore. SKGC will contribute 51% and Loop will contribute 49% of the initial equity capital of the JV Company. The JV Agreement outlines that the JV Company will have exclusive rights to commercialize Loop’s technology to produce rPET in the Asian market and Loop will receive an annual royalty fee for each of the commercial plants.

The planned Infinite Loop™ commercial manufacturing facility in Ulsan, South Korea, is expected to have an annual capacity to supply up to 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and was planned to break ground in the first half of 2024. The timing of the facility is currently under review by the partners while they evaluate opportunities to reduce capital costs and carry out discussions with the Korean government for subsidies related to the facility. Loop and SKGC are also evaluating the opportunity to build a monomer facility in order to capitalize on the large and growing market and attractive economics for DMT and MEG, including lower capital investment requirements for such a facility.

In addition to Infinite Loop™ Ulsan, the two partners have outlined plans which target a minimum of three additional commercial manufacturing facilities to be constructed throughout Asia by 2030. Loop and SKGC have partnered with SK ecoengineering, a subsidiary of the SK Group that brings considerable experience and proficiency as an EPC contractor, for the engineering and construction of the manufacturing facilities.

The planned facility in Asia will be part of SKGC’s Ulsan Advanced Recycling Cluster (“Ulsan ARC”) in South Korea. Daniel Solomita, Loop’s Founder and CEO, participated in the groundbreaking ceremony of the Ulsan ARC which took place on November 15, 2023 in South Korea. Mr. Solomita presented the Company’s sustainable plastics technology and its Infinite Loop™ manufacturing model at the event, which included attendees ranging from central and local government officials, industry officials, environmental institutions, academic experts, customers and media.

Infinite Loop™ Europe

We announced on September 10, 2020 a strategic partnership with SUEZ Group (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. On June 16, 2022, Loop, together with Suez and SKGC, announced that the three companies will become equal participants in the strategic partnership.

The expanded partnership intends to combine SKGC’s petrochemical manufacturing experience with Suez's resource management expertise and Loop’s breakthrough proprietary technology to supply up to 70,000 M/T of virgin quality, 100% recycled PET plastic and polyester fiber to the European market. The planned Infinite Loop™ facility will offer a solution to consumer goods companies which have committed to goals for significantly increased use of recycled content in their products and/or packaging and help to meet the growing demand for recycled PET resin and polyester fiber.

On February 16, 2023, the three companies announced that the Chemesis industrial platform in Saint-Avold, located in the Grand Est region of France, has been selected as the site for their planned manufacturing facility in Europe. We are working with our partners Suez and SKGC on acquiring the project site, alignment of various levels of government support and additional steps for the project which include advancing permitting, site specific engineering, customer offtake contracts, feedstock and financing. In the quarter ended February 29, 2024, the company recorded expenses of $0.50 million in relation to preliminary project costs.

Memorandum of Understanding (“MOU”) with Reed Management SAS (“Reed”)

On January 16, 2024, Loop announced that it had signed a non-binding MOU with Reed, a newly-formed European investment firm focused on high impact and technology-enabled infrastructure. Pursuant to the MOU, Loop and Reed intend to form a strategic long-term partnership through the establishment of a 50/50 joint venture to commercialize Loop’s technology in Europe and for Reed to provide financing which would be utilized to fund the global commercialization of the Infinite Loop™ Technology (the “Proposed Transaction”). Since the signing of the MOU, Reed has invested significant resources in undertaking and completing extensive operational, technical, ESG, and legal due diligence. Loop and Reed continue to negotiate binding agreements with respect to the Proposed Transaction, and each party continues to work towards obtaining financing to fulfill its funding obligations with respect to the Proposed Transaction. The Company understands from Reed that its funding negotiations are progressing well and that it now expects to obtain its required funding via a transformative transaction, which by its nature has been a more extensive process than previously contemplated and which would also require regulatory approval. While entry into binding agreements would remain subject to the satisfaction of certain closing conditions, Loop and Reed are hopeful that they will enter into such binding agreements imminently, and close the Proposed Transaction by the end of the second quarter of the fiscal year ending February 28, 2025.

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

Supply Agreements with Global Consumer Brands

In the past years, we have seen major consumer brands make significant commitments to close the loop on their plastic use by transitioning their packaging to recyclable materials like PET, and by incorporating more recycled content into their packaging. We believe Loop™ PET resin provides the ideal solution for these brands because it is recyclable and is made from 100% recycled PET waste and polyester fiber, while being virgin-quality and suitable for use in food-grade packaging, packaging applications in the pharmaceutical industry, and polyester fiber.

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

We also have a signed letter of intent with On AG, a sportswear brand and subsidiary of On Holding AG, to secure volumes of Loop™ PET resin from the planned Asian Infinite Loop™ manufacturing facility in Ulsan, South Korea, which Loop is planning to construct with its strategic partner SKGC.

We are pursuing amended supply agreements with existing customers and new agreements with additional customers that are located in North America, Europe, and Asia to sell the production volumes of our planned Infinite Loop™ commercial facilities.

Product activations with evian, L’Occitane, On AG, and Garnier

Loop has collaborated with multiple customers in recent and upcoming launches for products and product packaging incorporating Loop™ PET manufactured from monomers produced at Loop’s small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”).

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

We also entered into an agreement in May 2022 with On AG, the Swiss sportswear brand, to supply Loop™ PET to be utilized in polyester fiber by the brand, pursuant to which Loop™ PET resin was delivered in the year ended February 28, 2023.

Loop and On AG collaborated to launch the Cloudeasy Cyclon shoe which was unveiled on May 21st, 2024. The upper of the Cloudeasy shoe is crafted with 100% recycled and infinitely recyclable yarn, using the Infinite Loop™ Technology. On AG is the first footwear company to launch a shoe using the Infinite Loop™ Technology which enables fiber-to-fiber recycling. The Cloudeasy Cyclon shoe is part of On AG’s monthly subscription service Cyclon™ where customers receive, wear, and then return Cylon™ products, which are then recycled.

Loop continues to pursue opportunities for new activations and marketing campaigns with additional consumer goods brand companies.

Terrebonne Facility

As part of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we enhanced our Terrebonne, Québec pilot plant to become a small-scale PET depolymerization production facility, incorporating all key pieces of depolymerization equipment that will be used in the full-scale commercial facilities. In addition to our research and development activities, this facility is used to deliver initial production volumes to support co-branded market launch campaigns with partners and customers and will also be used to showcase the Infinite Loop™ end-to-end technology and train operational teams in advance of the commissioning of the planned Infinite Loop™ full-scale commercial facilities.

We believe that the Terrebonne Facility has achieved its primary purpose of demonstrating that Loop’s breakthrough depolymerization technology is scalable and producing commercial quantities of virgin quality PET resin and polyester fiber for global brands.

In the year ended February 29, 2024, Loop reported revenues of $0.15 million from the sale of Loop™ PET resin produced from monomers manufactured at the Terrebonne Facility to several global consumer brands, including those with whom Loop is collaborating on product launches. In addition to supplying customers with initial volumes of Loop™ PET, the Terrebonne Facility continues to support our customers and partners with research and development and analytical capabilities.

Market Opportunity

The estimated global annual market demand for PET plastic and polyester fiber was approximately $182 billion in 2023, and the DMT and MEG specialty chemicals global market size is estimated at $28 billion and forecasted to grow at a 3.7% CAGR through 2033. We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution and forge an international legally binding agreement by the end of 2024. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging, which underlies the strength of this issue in the marketplace. Consumer brands are seeking a solution to their plastic challenge, and they are taking action. In recent years we have seen major brands make significant commitments to close the loop on their plastic packaging by transitioning their packaging to recyclable materials and by incorporating more recycled content into their packaging.

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

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

•	North America:

o	Canada has announced a goal of zero-plastic waste by 2030 and is targeting for all plastic packaging to contain 50% recycled content by 2030.
o	California law requires that plastic bottles contain at least 25% post-consumer resin by 2025, and at least 50% by 2030.

•	Europe:

o	As of January 2021, the European Union introduced a new tax of €800/ton on non-recycled plastic packaging based on the amount of plastic packaging placed on each member state’s market.
o	Spain imposed a tax of €450 per ton on non-reusable plastic packaging, effective January 1, 2023.
o	Italy introduced a tax in January 2023 of €450 per ton on virgin plastic used in manufacture or importation of single use plastic.
o	Effective April 2022, a new £200/ton tax applies in the UK to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic.
o	France maintains its goal of having 100% plastics recycled by 2025 and 77% of beverage bottles to be collected.

•	Asia:

o	South Korea continues to target reduction of plastic waste by 20%, an increase in recycling rates from 54% to 70% by 2025, and utilization of 30% renewable plastic by 2030.
o	India has mandated consumer brands to include at least 30% recycled plastic in their packaging by 2025.

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

Commercialization Strategy

Our objective is to achieve global expansion of the Infinite Loop™ Technology through a mix of fully owned manufacturing facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing DMT, MEG, PET resin, polyester fiber or other specialty polymers, will view involvement with Infinite Loop™ projects as a significant growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology.

The Infinite Loop™ Technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced by recycling waste plastic rather than depleting finite resources. The Infinite Loop™ Technology allows for waste PET plastic and polyester fiber to be broken down into its base building blocks, monomers DMT and MEG, using Loop’s patented technology. Once the monomers are purified, they can be sold directly to chemical companies, used in the production of specialty polymers, or repolymerized into PET plastic or polyester fiber using INVISTA know how, which Loop licenses, and Chemtex Global Corporation’s engineering.  The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for quick execution, speed to market, and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of rDMT and 23,000 M/T of rMEG, or 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity.

On May 1, 2024, we announced our strategic partnership with Ester to build and operate an Infinite Loop™ manufacturing facility in India which will produce a unique product offering of lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology. Loop has a well-established working relationship with Ester, which has nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The rDMT and rMEG product offerings expected to be manufactured at the Infinite Loop™ India facility represent a strategic product expansion in a low-cost manufacturing environment which we believe complements Loop's existing PET plastic and polyester fiber manufacturing business and will fuel growth by addressing the large and growing demand in the market. We believe this expansion will enable the Infinite Loop™ Technology to reach new markets and cater to a broader range of customers across multiple industries including electronics, automotive, textile, cosmetics and packaging.

The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking, expected to occur by end of 2024. Feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced and the partners have engaged an external firm to source and secure the land for the facility. Construction is expected to be completed by the end of 2026, with commercial operations commencing in early 2027. Loop will receive an annual technology license fee from the Infinite Loop™ manufacturing facility in India.

We are also focused on our planned joint venture projects with SKGC in Asia and Europe to build and operate Infinite Loop™ manufacturing facilities producing and selling Loop™ PET resin and polyester fiber. These projects leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy. Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the planned Asian manufacturing facility in Ulsan, South Korea.

The planned Infinite Loop™ commercial manufacturing facility in Ulsan, South Korea, is expected to have an annual capacity to supply up to 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and was planned to break ground in the first half of 2024. The timing of the facility is currently under review by the partners while they evaluate opportunities to reduce capital costs and carry out discussions with the Korean government for subsidies related to the facility. Loop and SKGC are also evaluating the opportunity to build a monomer facility in order to capitalize on the large and growing market and attractive economics for DMT and MEG, including lower capital investment requirements for such a facility.

The global expansion plan for our technology will allow our customers, mostly comprised of CPG brand companies, apparel companies, and chemical companies, to integrate Loop™ PET resin, polyester fiber, rDMT and rMEG into their products and packaging. As countries around the globe continue to increase sustainability targets and recycled content mandates, our customers are increasing the use of sustainably produced materials into their products.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering co-branded packaging or polyester fibers that are made with Loop 100% recycled, virgin-quality MEG, DMT, PET or polyester fibers. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include the feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, PET bale index pricing, logistics, and ramp up, among others.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers.

Recent developments

Strategic partnership with Ester

On May 1, 2024, Loop entered into an agreement with Ester, one of India's leading manufacturers of polyester films and specialty polymers, to form a 50/50 India joint venture ("India JV"). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce a unique product offering of lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology.

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop’s Terrebonne Facility for global brand companies over the last four years. The India JV intends to leverage the complementary skill set of each partner by combining Loop's innovative technology and well-established global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks.

The Infinite Loop™ India facility is expected to produce 70,000 tonnes of rDMT and 23,000 tonnes of rMEG annually and Ester will toll convert the rDMT and rMEG into various grades of specialty polymers, offering chemical companies a simple drop-in supplement and circular alternative.

The rDMT and rMEG product offerings expected to be manufactured at the Infinite Loop™ India facility represent a strategic product expansion in a low-cost manufacturing environment which we believe complements Loop's existing PET plastic and polyester fiber manufacturing business and will fuel growth by addressing the large and growing demand in the market. We believe this expansion will enable the Infinite Loop™ Technology to reach new markets and cater to a broader range of customers across multiple industries including the electronics, automotive, textile, cosmetics and packaging industries.

The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking, expected to occur by end of this year. Feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced and the partners have engaged an external firm to source and secure the land for the facility. Construction is expected to be completed by the end of 2026, with commercial operations commencing in early 2027.

We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing. Loop and Ester anticipate that initial funding required to finance the India JV for the purposes of construction, development and operationalization of the project along with initial working capital requirements for the business is expected to be $165 million. Ester and Loop will each contribute 50% of the initial equity capital of the India JV.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and Loop will be the exclusive seller and marketing agent of the India JV’s products. Ester and Loop will work in collaboration on all financing activities for the India JV pursuant to the terms of the agreement.

Loop and Ester will also enter into (i) a technology license agreement with Loop (the “Loop Technology License Agreement”), (ii) a service agreement with Ester, and (iii) a sales and marketing agreement with Loop, each on terms to be mutually agreed upon by the parties. Pursuant to the Loop Technology License Agreement, the India JV will be granted an exclusive, subject to certain exceptions, license to exploit the Infinite Loop™ Technology in India at a royalty rate to be set forth in the Loop Technology License Agreement.

Cloudeasy Cyclon shoe launch with On

Loop and On collaborated to launch the Cloudeasy Cyclon shoe which was unveiled on May 21st, 2024. The upper of the Cloudeasy shoe is crafted with 100% recycled and infinitely recyclable yarn, using the Infinite Loop™ Technology. On is the first footwear company to launch a shoe using the Infinite Loop™ Technology which enables fiber-to-fiber recycling. The Cloudeasy Cyclon shoe is part of On’s monthly subscription service Cyclon™ where customers receive, wear, and then return Cylon™ products, which are then recycled.

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

Additionally, Loop’s strategic partners, Suez and Danone, among others, collectively engaged an independent, globally recognized third-party engineering firm to execute a thorough due diligence and technology validation report.  We believe the final report, which was communicated in May 2022, validated and reinforced the quality, effectiveness, and scalability of our technology. Our technology was further validated in March 2023, when Loop and SKGC announced the successful completion of the technical due diligence conducted by SKGC. Key parameters of Loop’s technology that were validated through SKGC’s comprehensive due diligence include the production yields, operational stability, quality of the output monomers and overall performance of Loop’s Terrebonne Facility. The technical due diligence validated that the PET resin and polyester fiber produced using Loop’s technology is of virgin quality. Our Gen II technology was most recently validated by independent advisors hired by Reed concurrent with their due diligence review performed in the context of Reed’s investment through our European partnership.

To protect our technology and intellectual property rights, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

The GEN II technology portfolio currently consists of four patent families:

•	One family has three issued U.S. patents, and two pending U.S. applications, the last of which is expected to expire on or around September 2037, not including any patent term extensions. Internationally, this patent family has twelve issued or allowed patents in foreign jurisdictions, including China, Bangladesh, Argentina, Eurasian Patent Organization, South Korea, Taiwan, and Brazil, and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, Taiwan, and various other countries, all expected to expire on or around September 2038, if granted, not including any patent term extensions.
•	An additional aspect of the GEN II technology, as claimed in two issued U.S. patents and a pending U.S. application, all expected to expire on or around June 2039, not including any patent term extensions. Internationally, this patent family includes ten issued or allowed patents in foreign jurisdictions, including China, Morocco, Algeria, Indonesia and Bangladesh, Brazil, Japan, and Taiwan and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, South Korea, and various other countries, all expected to expire on or around June 2039, if granted, not including any patent term extensions.
•	Another aspect of the GEN II technology, which is the subject of an issued U.S. patent and a pending U.S. application, both expected to expire on or around March 2040, not including any patent term extensions. Internationally, this patent family includes pending applications in Canada, Europe, India, Singapore, Papua New Guinea, Brazil, and South Africa.
•	Another aspect of the GEN II technology, which is the subject of two issued U.S. patents and a pending U.S. application, both expected to expire on or around March 2040, not including any patent term extensions. Internationally, this patent family includes eight issued or allowed patents in foreign jurisdictions, including Europe, Chile, Bangladesh, India, Indonesia, Singapore, and South Africa, and pending applications in Canada, China, South Korea, the Eurasian Patent Organization, the Gulf Cooperation Council, Japan, Mexico, and various other countries, all expected to expire on or around March 2040, if granted, not including any patent term extensions.
•	We have also filed a U.S. provisional application directed to another aspect of the GEN II technology. Any patents that ultimately issue from this application are expected to expire on or around September 2044, not including any patent term adjustment or extensions.

Loop owns registrations for its trademarks in Cambodia, Canada, China, the European Union, Japan, Taiwan, the United Kingdom, Vietnam, and the U.S. Loop also has pending applications in Canada, China, South Korea, and the U.S.

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

Loop’s PET resin was subjected to independent testing by an external and certified laboratory, which confirmed the PET complies with FDA Regulation 21 CFR § 177.1630 on August 26, 2021, as well as EU Commission Regulation No 10/2011 on July 27, 2021. These results attest that Loop’s PET is safe for use in food-contact applications, including but not limited to bottled water, carbonated drinks and food trays. Demonstration of compliance with food-contact requirements follows the No Objection Letter (“NOL”) from the FDA previously granted to Loop in March 2021. The NOL confirms that Loop’s monomers can produce rPET of a purity suitable for food-contact use, provided it meets the applicable requirements of Title 21 of the Code of Federal Regulations. The monomers used in the PET resin submitted for testing were produced at the Terrebonne Facility.

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

To attract and retain highly capable and innovative employees, we have developed competitive compensation packages and benefits programs. Our compensation packages include market-competitive pay, healthcare benefits, paid time off and family leave and flexible work schedules. We also offer equity awards with multi-year vesting provisions to incentivize and reward certain employees for long-term corporate performance and promote retention throughout the vesting period.

As of February 29, 2024, we had 56 employees of which 21 work in research and development, 22 in engineering and operations, and 13 in administrative functions.

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

On November 20, 2017, Loop Industries, Inc. commenced trading on the Nasdaq Global Market under the trading symbol, “LOOP.”

Corporate Information

Our principal executive offices are located at 480 Fernand-Poitras Street, Terrebonne, Québec, Canada J6Y 1Y4. Our telephone number is (450) 951-8555.

Available Information

Our website is www.loopindustries.com, and our investor relations web page can be found at http://www.loopindustries.com/en/investors/overview. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. The information contained on, or that can be accessed through, our website shall not be deemed incorporated by reference in any filing under the Exchange Act.

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

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 29, 2024 was $21.09 million and we have earned limited revenues to date. We have financed our operations primarily through sales of common stock and incurrence of debt and have devoted substantial efforts to research and development, process engineering, as well as building our team. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and management may not succeed in realizing our business objectives. Our ability to generate revenue at a large scale depends on our ability to successfully complete the development of our technology and products, obtain the regulatory approvals necessary to commercialize our products, attract additional customers, and finance, build and operate commercial facilities. We expect to incur operating losses in future periods. These losses will occur as we do not have sufficient revenues to offset the expenses associated with our business operations. We may not generate material revenues from product sales for the next several years, if ever. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability. We cannot guarantee that we will ever be successful in generating revenues in the future.  If we are unable to generate revenues, we will not be able to earn profits or continue operations.

Based on its assessment, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures the next twelve months from the date of this Annual Report on Form 10-K. These events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

Since its inception, the Company has been in the pre-commercialization stage with no material revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 29, 2024, the Company’s available liquidity was $9,537, consisting of cash and cash equivalents of $6,958 and an undrawn senior loan facility from a Canadian bank of $2,579.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations and to obtain additional financing, as needed. There can be no assurance that we will be able to achieve these objectives. If we are unable to generate sufficient cash flows or obtain adequate financing, we may be required to significantly reduce, delay, or eliminate planned expenditures and other costs, which could have a material adverse effect on our business, financial condition, and results of operations. Additionally, we may be forced to seek protection under applicable bankruptcy laws and/or liquidate or reorganize our assets and liabilities.

The existence of a substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. The existence of substantial doubt about our ability to continue as a going concern may also adversely affect our relationships with current and potential customers, suppliers, and employees, making it more difficult to operate our business.

Investors should consider our financial condition, results of operations, and business prospects in light of the substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders may lose all or a significant portion of their investment in our company.

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

Our anticipated partnership and related financing arrangements are subject to closing conditions and no assurance can be given that those closing conditions will be completed.

Once binding agreements with respect to the Proposed Transaction (the “Reed Agreement”) are signed, in order to close, all the closing conditions under the Reed Agreement must be completed, prior to the termination of the Reed Agreement. As currently drafted, The Reed Agreement may be terminated upon the occurrence of certain events, including, but not limited to, voluntarily, by either party, if a closing has not occurred within six (6) months of signing. While Reed and Loop are working diligently to finalize and execute the Reed Agreement, and to accomplish the closing conditions in a timely manner, no assurance can be given that the closing conditions will be completed or that the transaction between Reed and the Company will be consummated.

Conditions in the financial markets and economic conditions in general may adversely affect our ability to raise additional capital, execute our business plan or remain in business.

The business environment in which we operate has been impacted by the effects of worldwide macroeconomic uncertainty. Economic activity improved slightly during 2023; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the economic conditions domestically and in foreign countries, including global political hostilities and other financial crises. Inflation has become elevated, reflecting demand and supply imbalances, supply chain issues, higher energy prices, fiscal stimulus and broader price pressures. Uncertainty surrounding the near-term direction of global markets, and the potential impact of these trends on the global economy, are expected to persist for the near term. Strategic risk, including threats to business models from rising interest rates and modest economic growth, remain high.

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

In 2023, multiple regional banks were either taken over by the Federal Deposit Insurance Corporation (FDIC) or entered receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing.

Our technology may not be successful in developing commercial products.

We and our potential future collaborators may spend many years and dedicate significant financial and other resources to developing our technology that may never be successfully commercialized. Our technology may never become successfully commercialized for, among others, any of the following reasons:

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

If any of these things were to occur, it could have an adverse effect on our ability to raise additional capital, execute our business plan, or remain in business.

We face business risks due to our relationships with strategic partners.

We rely on our strategic partner relationships for the scaling, manufacturing and commercialization of our technology. We have various arrangements with SKGC, Suez, Ester and Reed to commercially scale our technology in Asia and Europe and with Chemtex and our external engineering partners. We also have various supply agreements with Danone, L’Oréal and L’OCCITANE en Provence for our planned commercial facilities. Termination of any of these agreements could have an adverse effect on our business. In particular, certain of our agreements with our strategic partners have termination rights related to the satisfaction of milestones, some of which we have not achieved. Though we have not received any indication from our strategic partners as to their indication to terminate, we cannot provide assurance that these strategic partners with whom we have entered into such agreements will not exercise their applicable termination rights, which are not within our control.

Any failure of our strategic partners or us to meet our required commitments, whether financial or otherwise, could result in a termination of such agreements as described above, operational issues, increased expenditures, or damage to our reputation or loss of clients or customers, any of which could adversely affect our business and operations, financial performance, or prospects.

If we are unable to successfully scale our manufacturing processes, we may not meet customer demand.

To be successful, we will have to scale our manufacturing processes while maintaining high product quality and reliability. If we cannot maintain high product quality at a large scale, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components. Even if we are successful in developing our manufacturing capability, we do not know whether we will do so in time to satisfy the requirements of our customers. Our current manufacturing facility is a small-scale plant with limited production capacity used principally for research and development, training, and customer marketing purposes. In order to fully implement our business plan, we will need to scale the operations to a larger industrial commercial facility, develop strategic partnerships, or find other means to produce greater volumes of finished product. We, however, have not yet tested our technology at the scale that will be required for large commercial use nor at a scale sufficient to conclude the success of our technology.

Disruption at, damage to, or destruction of our Terrebonne Facility could impede our ability to continue innovating and refining our technological process, and supporting our commercial projects, which would harm our business, financial condition, and operating results.

Our research and development activities are performed from a single location in Terrebonne, Québec. Our continued innovation activities rely on an uninterrupted and fully functioning plant. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our customers. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility, or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process and provide support for our commercial projects in a timely manner could reduce our revenues and materially harm our business.

The plastics manufacturing industry is extremely price-competitive because of the commodity-like nature of virgin PET resin, and its correlation to the price of crude oil. If our cost to manufacture rPET is not competitive with virgin PET, or if the price of oil decreases significantly, it may adversely impact our ability to penetrate the market or be profitable.

The demand for rPET has historically fluctuated with the price of crude oil. If crude oil prices decline, the cost to manufacture rPET may become comparatively higher than the cost to manufacture virgin alternatives. Our ability to penetrate the market will depend in part on the cost of manufacturing of our products, and if we do not successfully distinguish our products from those of virgin manufacturers our entry into the market and our ability to secure customer contracts can be adversely affected.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other industries for the same raw materials, and the availability of complementary and substitute materials. The profitability of our business also depends on the availability and proximity of these raw materials to our factories. The choice of raw materials to be used at our facility is determined primarily by the price and availability, yield loss of lower quality raw materials, and the capabilities of the producer’s production facility. Additionally, the cost of transportation could favor suppliers located in close proximity to our factories. If the quality of these raw materials is lower, the quality of our product may suffer. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition, or results of operations. Our feedstock supply strategy, including any hedging procedures, may be insufficient, and our results could be materially impacted if costs of materials increase.

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

We cannot predict with certainty the cost of defense, of prosecution, or of the ultimate outcome of litigation, investigations and other proceedings filed by or against us or individuals to whom we may have indemnity and/or advancement obligations, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business, including the subpoena we received from the SEC in October 2020 requesting certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment, or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. We expect to continue to incur legal fees in relation to litigation, investigations and other proceedings.

We are subject to an SEC Investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

As described in “Item 3. Legal Proceedings—SEC Investigation,” of this Annual Report on Form 10-K, the SEC in October 2020 requested certain information regarding testing, testing results and details of results from our GEN I and GEN II technologies and certain of our partnerships and agreements. In March 2022, we received a subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no further information requests relating to the Company’s business or technology. We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. In addition, our Board of Directors, management, and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, and results of operations. Furthermore, while the SEC has informed us that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security, publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, or results of operations.

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

Additionally, applicable regulations may change, and additional government regulations may be enacted that could impact our business. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in Canada, the United States or abroad. If we are not able to maintain regulatory compliance, are slow or unable to adopt new requirements or policies, or effect changes to existing requirements, our business may be adversely affected.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience material adverse effects on our business, financial condition, results of operations and prospects.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect and pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of data. Disruptions or failures in the physical infrastructure or operating systems that support our business, suppliers and other partners, or cyber-attacks or security breaches of our networks or systems or of third party suppliers and service providers, could result in the loss of customers and business opportunities, lawsuits, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition, results of operations and prospects. Increasing costs associated with cybersecurity protections may be costly and may also adversely affect our financial condition. While we attempt to mitigate these risks, our systems, data, networks, products, and technology remain potentially vulnerable to advanced and persistent cybersecurity threats.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information) that is subject to privacy and security laws and regulations. Despite our efforts to protect sensitive information, our facilities and systems, business partners, suppliers and third-party service providers may be vulnerable to cybersecurity incidents, theft, misplaced or loss of data, programming and/or human errors that could lead to the compromise of sensitive, confidential or personal data or information or unauthorized use or disruption of our systems and software.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit such vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business.

Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

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

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly and complicated. If, during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. As we remain a Smaller Reporting Company, our independent registered public accounting firm is not required to express an opinion as to the effectiveness of our internal control over financial reporting. However, pursuant to Section 404, in the future, we may be required to furnish an attestation on internal control over financial reporting issued by our independent registered public accounting firm. Despite our efforts, our independent registered public accounting firm may determine we have a material weakness or significant deficiency in our internal controls over financial reporting once such firm begins its Section 404 reviews in the future. If we are unable to assert that our internal controls over financial reporting are effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting as required by Section 404, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We mainly finance our operations through the sale and issuance of shares of common stock of Loop Industries, Inc. in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies, and income taxes) are denominated in Canadian dollars.

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

As at May 28, 2024, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling stockholder, beneficially owns 19,210,000 shares of common stock, or 40.4% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the total number of outstanding shares of our common stock on February 12, 2016 (as adjusted for any stock splits and stock dividends effected after February 12, 2016), assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 19,210,000 shares of common stock and one share of Series A Preferred Stock provides him with 75.7% of the voting control of the Company.

Additionally, the one share of Series A Preferred Stock issued to Mr. Solomita contains protective provisions, which preclude us from taking certain actions without Mr. Solomita’s (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, we are not permitted to take certain actions without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class, including for example and without limitation, amending our articles of incorporation, changing or modifying the rights of the Series A Preferred Stock, including increasing or decreasing the number of authorized shares of Series A Preferred Stock, increasing or decreasing the size of the Board of Directors or removing the director appointed by the holders of our Series A Preferred Stock, replacing the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the director appointed by the holders of our Series A Preferred Stock), and declaring or paying any dividend or other distribution.

As a result, Mr. Solomita has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, under Nevada law and subject to certain exceptions, any director or one or more of the incumbent directors may be removed as a director only by the vote of stockholders representing not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote. Mr. Solomita therefore has the voting power to remove directors who oppose actions or decisions he favors. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the Series A Preferred Stock and might harm the market price of our common stock. In addition, Mr. Solomita has the ability to control the management and major strategic investments of our company as a result of his position as our President, Chief Executive Officer, and Chairman of the Board of Directors and his ability to control the election or replacement of our directors. Because of this significant ownership position, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management. As a board member and officer, Mr. Solomita owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Solomita is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

Though not now, we may in the future become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the company in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

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

In addition to the control share law, Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the company’s Board of Directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the company, or (ii) an affiliate or associate of the company and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the company. The definition of the term “combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the company’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the company and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board of Directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may not be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Annual Report on Form 10-K before you decide to purchase our securities. If any of these risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Notably, pursuant to the Investor Rights Agreement, we are required to register for public resale the Loop common stock held by the Purchaser. Following the effectiveness of such registration statement, a large number of shares of our common stock could be sold in the public market, depressing our stock price. Moreover, we cannot in general predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Assessment, identification and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes to promote a company-wide culture of cybersecurity risk management. Our Chief Financial Officer is responsible for the evaluation of material risks from cybersecurity threats and reports to both the Company’s executive management team and the Audit Committee of the Board of Directors. We also regularly use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including cybersecurity consultants, as well as data backup and recovery providers.

We have implemented and maintain information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic, or competitive in nature (“Information Systems and Data”).

The Chief Financial Officer is responsible, with the support of the Company’s internal IT staff and external service providers, for helping to identify, assess and manage the Company’s cybersecurity threats and risks, using internal resources as well as third-party service providers, by monitoring our threat environment using, among other things, manual processes, automated tools, internal audits, threat and vulnerability assessments, evaluating threats reported to us, evaluating our risk profile, and subscribing to reports and services that identify cybersecurity threats.

We implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include amongst others data encryption, risk assessments, network security and access controls, physical security, asset management, and systems monitoring. In addition, to oversee and identify any risks associated with our use of third-party service providers, we review Service Organization Controls reports of such third-party service providers when onboarding the provider and annually thereafter.

To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools, some of which are managed by a third-party service provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K.

Cybersecurity threats have not materially affected the Company, including its business strategy, results of operations or financial condition. The Company does not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which it is aware are reasonably likely to materially affect the Company.

Cybersecurity Governance

Our Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. Pursuant to the Audit Committee Charter, the Audit Committee of the Board of Directors oversees management’s processes for identifying, monitoring and addressing enterprise risks. In addition, the Audit Committee of the Board of Directors discusses with management the adequacy and effectiveness of the Company’s policies and procedures regarding information technology risk management and internal controls related to cybersecurity.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of the Company’s management. In particular, the Chief Financial Officer is responsible for hiring appropriate personnel and engaging external service providers with relevant cybersecurity expertise, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes and technologies, and reviewing security assessments and other security-related reports. In addition, the Chief Financial Officer provides reports to the Audit Committee concerning the Company’s cybersecurity posture and significant threats and risks and the processes to address them.

Our security incident response plan (“SIRP”) is designed to escalate certain cybersecurity incidents to members of the Company’s executive management team depending on the circumstances. The Chief Financial Officer and relevant department heads work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. The SIRP provides for escalation of potentially material cybersecurity incidents to the Audit Committee.

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

On September 30, 2022, the SEC filed a complaint (the “SEC complaint”) against several named defendants (“Defendants”), and also identified as a relief defendant Daniel Solomita, our Chief Executive Officer. The SEC complaint does not allege wrongdoing by the Company or Mr. Solomita. The SEC complaint identifies Mr. Solomita and an entity he owns as relief defendants because they purportedly received monies from the Defendants in 2015 that the SEC alleges were derived from the Defendants’ fraud. The SEC complaint does not allege that Mr. Solomita was aware of the alleged wrongdoing by the Defendants and does not allege that he was aware that any alleged monies received were derived from fraud.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings or investigations that arise in the ordinary course of business. Except as noted above, we are not presently a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Holders

As at May 28, 2024, there were 47,538,745 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion of all of our currently outstanding Series A Preferred Stock) held by approximately 43 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or By-laws that prevent us from declaring dividends, except that we are not permitted to declare or pay any dividend or other distribution without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 29, 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and any forward-looking statements should be read in conjunction with “Risk Factors” discussed elsewhere in this Annual Report on Form 10-K. Please refer to the Cautionary Note Regarding Forward-Looking Statements on page 4.

Overview

Loop is a technology company whose mission is to accelerate the world’s shift towards sustainable PET plastic and polyester fiber and away from the dependence on fossil fuels. Loop owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber (“Infinite Loop™ Technology”), including plastic bottles and packaging, carpets and textiles of any color, transparency or condition and even ocean plastics that have been degraded by the sun and salt, to its base building blocks (monomers). The monomers are filtered, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, as well as other specialty polymers, thus enabling our customers to meet their sustainability objectives. Loop is contributing to the global movement towards a circular economy by reducing and recovering plastic waste for a sustainable future.

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

Commercialization Plan and Progress

Our objective is to achieve global expansion of the Infinite Loop™ Technology through a mix of fully owned manufacturing facilities, strategic partnerships, and licensing agreements. We believe that industrial companies, some of which today may not be in the business of manufacturing DMT, MEG, PET resin, polyester fiber or other specialty polymers, will view involvement with Infinite Loop™ projects as a significant growth opportunity, which may offer attractive economic returns either as Loop manufacturing partners or as licensees of the technology.

The Infinite Loop™ Technology is the key pillar of our commercialization blueprint. We believe our technology is at the forefront of the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced by recycling waste plastic rather than depleting finite resources. The Infinite Loop™ Technology allows for waste PET plastic and polyester fiber to be broken down into its base building blocks, monomers DMT and MEG, using Loop’s patented technology. Once the monomers are purified, they can be sold directly to chemical companies, used in the production of specialty polymers, or repolymerized into PET plastic or polyester fiber using INVISTA know-how, which Loop licenses, and Chemtex Global Corporation’s engineering. The INVISTA polymerization process and the associated designs are historically proven in the commercial production of PET resin and polyester fiber.

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for quick execution, speed to market, and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of rDMT and 23,000 M/T of rMEG, or 70,000 M/T of PET resin output per year. Permitting, site and regulatory considerations may impact plant capacity.

On May 1, 2024, we announced our strategic partnership with Ester to build and operate an Infinite Loop™ manufacturing facility in India which will produce a unique product offering of lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology. Loop has a well-established working relationship with Ester, which has nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The rDMT and rMEG product offerings expected to be manufactured at the Infinite Loop™ India facility represent a strategic product expansion in a low-cost manufacturing environment which complements Loop's existing PET plastic and polyester fiber manufacturing business and will fuel growth by addressing the large and growing demand in the market. We believe this expansion will enable the Infinite Loop™ Technology to reach new markets and cater to a broader range of customers across multiple industries including electronics, automotive, textile, cosmetics and packaging.

The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking, expected to occur by end of this year. Feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced and the partners have engaged an external firm to source and secure the land for the facility. Construction is expected to be completed by the end of 2026, with commercial operations commencing in early 2027. Loop will receive an annual technology license fee from the Infinite Loop™ manufacturing facility in India.

We are also focused on our planned joint venture projects with SKGC in Asia and Europe to build and operate Infinite Loop™ manufacturing facilities producing and selling Loop™ PET resin and polyester fiber. These projects leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects will provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy. Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the planned Asian manufacturing facility in Ulsan, South Korea.

The planned Infinite Loop™ commercial manufacturing facility in Ulsan, South Korea, is expected to have an annual capacity to supply up to 70,000 metric tons per year of Loop™ PET resin for packaging and polyester fiber applications, and was planned to break ground in the first half of 2024. The timing of the facility is currently under review by the partners while they evaluate opportunities to reduce capital costs and carry out discussions with the Korean government for subsidies related to the facility. Loop and SKGC are also evaluating the opportunity to build a monomer facility in order to capitalize on the large and growing market and attractive economics for DMT and MEG, including lower capital investment requirements for such a facility.

The global expansion plan for our technology will allow our customers, mostly comprised of CPG brand companies, apparel companies, and chemical companies, to integrate Loop™ PET resin, polyester fiber rDMT and rMEG into their products and packaging. As countries around the globe continue to increase sustainability targets and recycled content mandates, our customers are increasing the use of sustainably produced materials into their products.

Our market strategy is to assist global consumer goods brands in meeting their public sustainability commitments by offering co-branded packaging or polyester fibers that are made with Loop 100% recycled, virgin-quality MEG, DMT, PET or polyester fibers. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns. We are targeting multi-year take or pay offtake agreements for planned Infinite Loop™ production. Factors under consideration in determining project economics include the feasibility design engineering and cost estimate work, timing and permitting of a facility, customer offtake demand, commitment terms, and feedstock sources, quality, availability, PET bale index pricing, logistics, and ramp up, among others.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers.

RESULTS OF OPERATIONS

Fourth Quarter Ended February 29, 2024

The following table summarizes our operating results for the three-month periods ended February 29, 2024 and February 28, 2023, in U.S. Dollars.

	Three months ended
	February 29, 2024	February 28, 2023	Change favorable / (unfavorable)
Revenues	$45	$12	$33

Expenses
Research and development
External engineering	786	359	(427)
Employee compensation	980	1,289	309
Stock-based compensation	66	167	101
Plant and laboratory operating expenses	1,081	215	(866)
Machinery and equipment expenditures	21	83	62
Other	84	100	16
Total research and development	3,018	2,213	(805)

General and administrative
Professional fees	677	704	27
Employee compensation	459	546	87
Stock-based compensation	216	(50)	(266)
Insurance	623	711	88
Other	246	288	42
Total general and administrative	2,221	2,199	(22)

Gain on disposition of land	-	(9,980)	(9,980)
Depreciation and amortization	135	140	5
Interest and other financial expenses (income)	(182)	50	232
Interest income	(74)	(6)	68
Foreign exchange loss (gain)	18	(27)	(45)
Total expenses	5,136	(5,411)	(10,547)
Net income (loss)	$(5,091)	$5,423	$(10,514)

Revenues

Revenues for the three-month period ended February 29, 2024 increased $33 to $45, as compared to $12 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expenses for the three-month period ended February 29, 2024 increased $805 to $3,018, as compared to $2,213 for the same period in 2023. The increase was primarily attributable to a $866 increase in plant and laboratory operating expenses, which included an inventory write-down of $817 in the three-month period ended February 29, 2024 on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months, and a $427 increase in external engineering expenses which included $504 related to the Infinite Loop™ Europe project in the three-month period ended February 29, 2024. These increases were partially offset by a $309 decrease in employee compensation expenses, and a $101 decrease in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended February 29, 2024 increased $22 to $2,221, as compared to $2,199 for the same period in 2023. The increase was primarily attributable to an increase of $266 in stock-based compensation expenses which was primarily attributable to restricted stock unit (“RSU”) forfeitures in the three-month period ended February 28, 2023. This increase was partially offset by a $100 decrease in employee compensation expenses.

Net Loss

The net loss for the three-month period ended February 29, 2024 increased $10,514 to $5,091 in the period, as compared to a net income of $5,423 for the same period in 2023. The increase was primarily due to a gain on disposition of assets of $9,980 related to the Company’s sale of land in Bécancour, Québec in the three-month period ended February 28, 2023, and the increase of $805 in research and development expenses.

Fiscal Year Ended February 29, 2024

The following table summarizes our operating results for the years ended February 29, 2024 and February 28, 2023, in U.S. Dollars.

	Years ended
	February 29, 2024	February 28, 2023	Change favorable / (unfavorable)
Revenues	$153	$173	$(20)

Expenses
Research and development
External engineering	2,353	3,273	920
Employee compensation	4,591	6,468	1,877
Stock-based compensation	542	1,337	795
Plant and laboratory operating expenses	2,318	2,581	263
Machinery and equipment expenditures	1,142	4,216	3,074
Tax credits	(318)	(1,199)	(881)
Other	751	670	(81)
Total research and development	11,379	17,346	5,967

General and administrative
Professional fees	2,928	4,288	1,360
Employee compensation	2,343	2,475	132
Stock-based compensation	880	8,749	7,869
Insurance	2,680	3,594	914
Other	1,157	1,323	166
Total general and administrative	9,988	20,429	10,441

Gain on disposition of land	-	(16,683)	(16,683)
Depreciation and amortization	535	550	15
Interest and other financial expenses	(41)	189	230
Interest income	(558)	(41)	517
Foreign exchange gain	(63)	(316)	(253)
Total expenses	21,240	21,474	234
Net loss	$(21,087)	$(21,301)	$214

Revenues

Revenues for the year ended February 29, 2024 decreased $20 to $153, as compared to $173 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expenses for the year ended February 29, 2024 decreased $5,967 to $11,379, as compared to $17,346 for the same period in 2023. The decrease was primarily attributable to a $3,074 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $2,672 decrease in employee compensation expenses including stock-based compensation, and a $920 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process. These decreases were partially offset by a decrease in tax credits accounted for as a reduction of research and development expenses of $881.

General and administrative expenses

General and administrative expenses for the year ended February 29, 2024 decreased $10,441 to $9,988, as compared to $20,429 for the same period in 2023. The decrease was primarily attributable to a $7,869 decrease in stock-based compensation which is mostly related to a $7,740 expense recorded in relation to the achievement of a performance milestone for 1,000,000 RSUs in the year ended February 28, 2023, a $1,360 decrease in professional fees, and a $914 decrease in insurance costs.

Net Loss

The net loss for the year ended February 29, 2024 decreased $214 to $21,087, as compared to $21,301 for the same period in 2023. The decrease was primarily due to the $10,441 decrease in general and administrative expenses, and the $5,967 decrease in research and development expenses, as well as an increase in interest income of $517. The decrease in net loss was partially offset by a gain on disposition of assets of $16,683 recorded in the year ended February 28, 2023 related to the Company’s sale of land in Bécancour, Québec.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has been in the pre-commercialization stage with no material revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $6,958 at February 29, 2024 and an undrawn senior loan facility from a Canadian bank of $2,579. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the Risk Factors section included in Part I, Item 1A of this Annual Report on Form 10-K.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on its assessment, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures the next twelve months from the consolidated financial statements issuance date. These events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan. The Company is seeking to finalize the negotiation of previously announced financing initiatives on acceptable terms, although there is no assurance it will succeed.

In December 2021, the Company entered into an agreement for the purchase of long-lead equipment for up to $8,546 which can be used in any Infinite Loop™ manufacturing facility. As of February 29, 2024, the Company has paid an aggregate of $8,460 and has taken ownership of the long-lead equipment. This amount, along with engineering and development costs that have been and may continue to be incurred, is currently expected to be recovered from the JV Company when construction begins on the Infinite Loop™ Ulsan facility. However, given that the construction of the Infinite Loop facility has not commenced, the total amounts incurred to date may not be reimbursed, therefore an amount of estimated recoverable amount of $16,000 has not been recognized in the financial statements included in this Annual Report on Form 10-K.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,390. We received the first disbursement in the amount of $1,628 on February 21, 2020 and the second disbursement in the amount of $1,762 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan’s interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the financing facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available under the Financing Facility after the second disbursement.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 of the principal amount was repaid in monthly installments in the fiscal year ended February 29, 2024 and the remainder of the principal amount is repayable in 72 monthly installments. The Financing Facility Amendment did not modify the interest rates, the repayment terms of accrued interest or any other terms of the Financing Facility.

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modified the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $74 of the principal amount is repayable in monthly installments in the fiscal year ending February 28, 2025, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%. The Second Financing Facility Amendment did not modify the repayment terms of accrued interest or any of the other terms of the Financing Facility that are not mentioned above.

The amendments did not meet the criteria of ASC 470, Debt for an extinguishment of debt as the amendments did not substantially modify the terms of the Financing Facility. The Company therefore applied modification accounting and no immediate gain or loss was recognized related to the amendments.

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

On July 26, 2022, Loop Canada Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,579 in aggregate principal amount and provides for a two-year term on amounts drawn. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate (as defined in the Credit Facility) plus 1.0%. The Company is subject to a guarantee of the liabilities of Loop Canada. As at February 29, 2024, the Credit Facility was undrawn.

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

In October 2022, the Company received a cash deposit from a customer of $1,000 in relation to an executed capacity reservation agreement. The deposit was intended to be credited against any future sales of Loop™ PET resin over a five-year period, commencing two years after the first delivery of Loop™ PET resin to the customer. Upon mutual agreement, the capacity reservation agreement with the customer was terminated on January 18, 2024. The customer and the Company agreed for the deposit to be refunded in full on July 1, 2027, with no restriction on the Company’s use of the funds. The amount bears no interest. The cause of the termination is related to the customer’s decision to abandon its plans to incorporate rPET in its products for technical reasons.

The following table summarizes the exchange rates used:

	February 29, 2024	February 28, 2023
Period end Canadian $: US Dollar exchange rate	$0.74	$0.73
Average period Canadian $: US Dollar exchange rate	$0.74	$0.76

Expenditures are translated at the average exchange rate for the period presented.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 29, 2024, and February 28, 2023 in U.S. dollars was as follows:

	February 29, 2024	February 28, 2023
Net cash used in operating activities	$(18,034)	$(34,892)
Net cash (used in) provided by investing activities	(5,644)	21,279
Net cash (used in) provided by financing activities	(75)	1,012
Effect of exchange rate changes on cash	120	(870)
Net change in cash	$(23,633)	$(13,471)

Net Cash Used in Operating Activities

During the year ended February 29, 2024, we used $18,034 in operations compared to $34,892 during the year ended February 28, 2023. As discussed above in the Results of Operations, the year-over-year decrease was mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities, in addition to decreased general and administrative expenses.

Net Cash Used in Investing Activities

During the year ended February 29, 2024, we used $5,644 in investing activities compared to cash provided from investing activities of $21,279 during the year ended February 28, 2023. During the year ended February 29, 2024, cash used for the purchase of long-lead equipment amounted to $5,065, as compared to $594 during the year ended February 28, 2023. During the year ended February 29, 2024, we made investments in intangible assets of $482, as compared to $360 during the year ended February 28, 2023, particularly in our patent technology in the United States and around the world. During the year ended February 28, 2023, we sold land in Bécancour, Québec for cash proceeds of $22,314.

Net Cash Used in Financing Activities

During the year ended February 28, 2023, we received a customer deposit of $1,000 in relation to an executed capacity reservation agreement which was terminated on January 18, 2024. The customer and the Company agreed for the deposit to be refunded in full on July 1, 2027, with no restriction on the Company’s use of the funds. The amount bears no interest. The cause for the termination is related to the customer’s decision to abandon its plans to incorporate rPET in its products for technical reasons.

In the year ended February 29, 2024, we made repayments of long-term debt of $63 as compared to nil in the year ended February 28, 2023.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2025, we intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

•

Continuing to drive the commercialization of our Infinite Loop™ Technology, which we believe is a key pillar of our ambition to commercialize our technology. This entails the continuation of executing partnerships and/or commercial agreements with customers, including product activations using product manufactured at the Terrebonne Facility and multi-year offtake agreements for the planned commercial facilities;

•	Continuing to identify and secure feedstock to ensure our Terrebonne Facility and planned commercial facilities can operate continuously and efficiently;

•	Working with our external engineering partners in their process design for the Indian, Asian and European project evaluations and executing on the project plans for the planned Ulsan, South Korea Infinite Loop™ and Indian commercial facilities;
•	Securing financing to fund our operations, including our planned commercial projects and continued growth;
•	Identifying and pursuing additional strategic partners and regions for new Infinite Loop™ projects; and
•	Protecting our intellectual property.

Risks that may affect our ability to execute on this strategy include, but are not limited to, those listed under “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

Going Concern

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, twelve months from the date of issuance of these consolidated financial statements.

Since its inception, the Company has been in the pre-commercialization stage with no material revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 29, 2024, the Company’s available liquidity was $9,537, consisting of cash and cash equivalents of $6,958 and an undrawn senior loan facility from a Canadian bank of $2,579.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on its assessment, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures the next twelve months from the consolidated financial statements issuance date. These events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan. The Company is seeking to finalize the negotiation of previously announced financing initiatives on acceptable terms.

These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock units to employees and non-employees in non-capital raising transactions for services and financing expenses. The Company accounts for stock options granted to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) wherein the fair value of the award is measured on the grant date and recognized as compensation expense on the straight-line basis over the vesting period. When performance conditions exist, the Company recognizes compensation expense when it becomes probable that the performance condition will be met. Forfeitures on share-based payments are recognized as they occur.

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

The Company separates its inventories into three main categories: raw materials, work in process, and finished goods. The raw materials category includes goods used in the production process that have not yet entered the production process at the balance sheet date and mainly comprises chemicals and other process consumables. The work in process category includes goods that are in the production process at the balance sheet date and mainly comprises recycled monomers that have not yet been polymerized into Loop™ branded PET resin. The finished goods category includes goods that have completed the production process at the balance sheet date and mainly comprises Loop™ branded PET resin.

The Company is still within the pre-commercialization phase and as such, the cost of producing inventory currently exceeds its net realizable value. In determining the net realizable value of inventory, management applies significant judgements about the future selling price, expected costs to be incurred in the sale of the finished goods, and expected volumes to be sold.

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

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (together, the Company) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception that and has stated that these events or conditions indicate that a material uncertainty exists that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the Critical Audit Matters section of our report.

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

Going Concern Assessment

As described in note 1 to the consolidated financial statements, the Company’s consolidated financial statements have been prepared on a going concern basis. For the year ended February 29, 2024, the Company incurred a net loss of $21.1 million and the net cash flows used from operating activities was $18.0 million. As of February 29, 2024, the Company’s available liquidity was $9.5 million, consisting of cash and cash equivalents of $6.9 million and an undrawn senior loan facility from a Canadian bank of $2.6 million. Management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for the next twelve months from the consolidated financial statements issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. This matter is also described in the Substantial Doubt About the Company’s Ability to Continue as a Going Concern section of our report.

The principal considerations for our determination that performing procedures relating to the going concern assessment is a critical audit matter are the significant judgment by management in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimation of amount and timing of future cash outflows and inflows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating management’s assessment of whether the Company has sufficient cash resources for the next 12 months from the date of the issuance of the consolidated financial statements. This included (i) testing the completeness and accuracy of the underlying data used in management’s estimation of future cash flow requirements; and (ii) evaluating the reasonableness of management’s assumptions related to the estimation of the amount and timing of future cash outflows and inflows. The evaluation of these assumptions considered (i) management’s historical accuracy in forecasting cash flows and settling budgets; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Additionally, these procedures included evaluating the sufficiency of the Company’s going concern disclosure.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada May 29, 2024

We have served as the Company’s auditor since 2017.

Loop Industries, Inc.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except per share data)	As at
	February 29, 2024	February 28, 2023

Assets
Current assets
Cash and cash equivalents	$6,958	$29,591
Restricted cash (Note 11)	-	1,000
Sales tax, tax credits and other receivables (Note 3)	351	1,075
Inventories (Note 4)	102	727
Deposits on machinery and equipment (Note 5)	-	3,395
Prepaid expenses and other deposits (Note 6)	577	636
Total current assets	7,988	36,424
Investment in joint venture (Note 12)	381	381
Property, plant and equipment, net (Note 7)	10,636	2,545
Intangible assets, net (Note 8)	1,548	1,210
Total assets	$20,553	$40,560

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$2,321	$2,510
Customer deposits (Note 11)	-	1,012
Current portion of long-term debt (Note 13)	100	62
Total current liabilities	2,421	3,584
Due to customer (Note 11)	770	-
Long-term debt (Note 13)	3,220	3,240
Total liabilities	6,411	6,824

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 15)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,528,908 shares issued and outstanding (2023 – 47,469,224) (Note 15)	5	5
Additional paid-in capital	171,792	170,370
Additional paid-in capital – Warrants (Note 20)	20,385	20,385
Accumulated deficit	(176,970)	(155,883)
Accumulated other comprehensive loss	(1,070)	(1,141)
Total stockholders' equity	14,142	33,736
Total liabilities and stockholders' equity	$20,553	$40,560

Going Concern (Note 1)
Commitments (Note 24)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands of U.S. dollars, except for share data)	Years Ended
	February 29, 2024	February 28, 2023
Revenue	$153	$173

Expenses :
Research and development (Note 16)	11,379	17,346
General and administrative (Note 17)	9,988	20,429
Depreciation and amortization (Notes 7 and 8)	535	550
Total expenses	21,902	38,325

Other (income) loss :
Gain on disposition of land (Note 7)	-	(16,683)
Interest and other financial expenses (income) (Note 21)	(41)	189
Interest income	(558)	(41)
Foreign exchange gain	(63)	(316)
Net loss	(21,087)	(21,301)

Other comprehensive income (loss) -
Foreign currency translation adjustment	71	(1,045)
Comprehensive loss	$(21,016)	$(22,346)
Net loss per share
Basic and diluted	$(0.44)	$(0.45)
Weighted average common shares outstanding
Basic and diluted	47,522,483	47,418,949

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended February 29, 2024 and February 28, 2023

(in United States dollars)

(in thousands of U.S. dollars, except for share data)	Year ended February 29, 2024
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Notes 15 and 18)	51,963	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Notes 15 and 18)	7,721	-	-	-	-	-	-	-	-
Stock options issued (Note 18)	-	-	-	-	644	-	-	-	644
Restricted stock units issued (Note 18)	-	-	-	-	778	-	-	-	778
Foreign currency translation	-	-	-	-	-	-	-	71	71
Net loss	-	-	-	-	-	-	(21,087)	-	(21,087)
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended February 29, 2024 and February 28, 2023 (continued)

(in United States dollars)

(in thousands of U.S. dollars, except for share data)	Year ended February 28, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001			Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, February 28, 2022	47,388,056	$5	1	$-	$150,397	$30,272	$(134,582)	$(96)	$45,996
Issuance of shares upon the vesting of restricted stock units (Notes 15 and 18)	81,168	-	-	-	-	-	-	-	-
Expiration of warrants (Note 20)	-	-	-	-	9,887	(9,887)	-	-	-
Stock options issued (Note 18)	-	-	-	-	1,316	-	-	-	1,316
Restricted stock units issued (Note 18)	-	-	-	-	8,770	-	-	-	8,770
Foreign currency translation	-	-	-	-	-	-	-	(1,045)	(1,045)
Net loss	-	-	-	-	-	-	(21,301)	-	(21,301)
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

(in United States dollars)

(in thousands of U.S. dollars)	February 29, 2024	February 28, 2023
Cash Flows from Operating Activities
Net loss	$(21,087)	$(21,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 7 and 8)	535	550
Stock-based compensation (Note 18)	1,422	10,086
Write-down of inventory (Note 4)	817	-
Discount on due to customer (Note 11)	(238)	-
Gain on disposition of land (Note 7)	-	(16,683)
Payment of legal settlement, net (Note 23)	-	(2,262)
Accretion and accrued interest (Notes 11, 13 and 21)	79	156
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	731	548
Inventories (Note 4)	(187)	(727)
Prepaid expenses and other deposits (Note 6)	87	(696)
Accounts payable and accrued liabilities (Note 10)	(193)	(4,563)
Net cash used in operating activities	(18,034)	(34,892)

Cash Flows from Investing Activities
Proceeds from disposition of land (Note 7)	-	22,314
Deposits on machinery and equipment (Note 5)	-	(594)
Additions to property, plant and equipment (Note 7)	(5,162)	(81)
Additions to intangible assets (Note 8)	(482)	(360)
Net cash (used in) provided by investing activities	(5,644)	21,279

Cash Flows from Financing Activities
Customer deposits (Note 11)	(12)	1,012
Repayment of long-term debt (Note 13)	(63)	-
Net cash (used in) provided by financing activities	(75)	1,012

Effect of exchange rate changes	120	(870)
Net change in cash, cash equivalents and restricted cash	(23,633)	(13,471)
Cash, cash equivalents and restricted cash, beginning of year	30,591	44,062
Cash, cash equivalents and restricted cash, end of year	$6,958	$30,591

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$118	$-
Interest received	$488	$41

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

February 29, 2024 and February 28, 2023

Notes to the Consolidated Financial Statements

(in thousands of United States dollars except where otherwise indicated)

1. The Company and Basis of Presentation and Going Concern

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

Going Concern

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, twelve months from the date of issuance of these consolidated financial statements.

Since its inception, the Company has been in the pre-commercialization stage with no material revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at February 29, 2024, the Company’s available liquidity was $9,537, consisting of cash and cash equivalents of $6,958 and an undrawn senior loan facility from a Canadian bank of $2,579.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on its assessment, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures the next twelve months from the consolidated financial statements issuance date. These events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan. The Company is seeking to finalize the negotiation of previously announced financing initiatives on acceptable terms, although there is no assurance it will succeed.

These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

2. Summary of Significant Accounting Policies

Revenue recognition

The Company recognizes revenue with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts with customers that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, the net realizable value of inventories, estimates for depreciable lives of property, plant and equipment and intangible assets, recoverability of tax credits receivable, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

Deferred financing costs, debt discounts, discount on due to customer and other transaction costs

Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These fees are amortized as a component of interest expense over the terms of the respective financing agreements using the effective interest rate method. Unamortized deferred financing fees are expensed in full when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not be successful.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated amortization and impairment, and are amortized over their estimated useful lives at the time they are put to use, unless the useful life is indefinite, using the straight-line method over the following periods:

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

Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventory cost includes direct labor, cost of raw materials and production overhead costs. Inventories expensed during the year are classified as research and development expenses in the consolidated statement of operations and comprehensive loss.

The Company separates its inventories into three main categories: raw materials, work in process, and finished goods. The raw materials category includes goods used in the production process that have not yet entered the production process at the balance sheet date and mainly comprises chemicals and other process consumables. The work in process category includes goods that are in the production process at the balance sheet date and mainly comprises recycled monomers that have not yet been polymerized into Loop™ branded PET resin. The finished goods category includes goods that have completed the production process at the balance sheet date and mainly comprises Loop™ branded PET resin.

Restricted cash

Cash held by the Company restricted as to withdrawal or use is presented as restricted cash in the consolidated balance sheet. As at February 28, 2023, restricted cash comprised a customer deposit which is restricted for use on a commercial project, as discussed in Note 11. There was no restricted cash as at February 29, 2024.

Intangible assets

Intangible assets are recorded at cost, net of accumulated amortization and impairment, and are amortized using the straight-line method over 7 years, unless the useful life is deemed to be indefinite.

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

For the years ended February 29, 2024 and February 28, 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 29, 2024, the potentially dilutive securities consisted of 2,772,000 outstanding stock options (2023 – 2,542,000), 4,368,897 outstanding restricted stock units (2023 – 3,888,618), and 7,089,400 outstanding warrants (2023 – 7,089,400).

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023
Sales tax	$75	$170
Investment tax credits	-	461
Research and development tax credits	160	402
Interest income receivable	70	-
Other receivables	46	42
	$351	$1,075

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 29, 2024, the Company recorded tax credits of $263 (2023 – $362) as a reduction of research and development expenses and received $510 (2023 – $250) from taxation authorities for research and development tax credits, net of fees.

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 29, 2024, the Company was eligible for non-cash research and development tax credits in the amount of  $432 (2023 – $765). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements. As at February 29, 2024, the carry forward balance of non-cash research and development tax credits was $2,519,195 (2023 - $1,979,978).

Loop Canada Inc. is also eligible for refundable investment tax credits from the provincial taxation authorities based on qualifying expenditures for manufacturing equipment. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 29, 2024, the Company recorded investment tax credits of $56 (2023 – $837) as a reduction of research and development expenses and received $522 (2023 – $348) from taxation authorities for investment tax credits.

4. Inventories

Inventories as at February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023
Finished goods	$552	$242
Work in process	333	467
Raw materials	34	18
Allowance for inventory write-down	(817)	-
	$102	$727

As at February 29, 2024 and February 28, 2023, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of recycled monomers (dimethyl terephthalate (“rDMT”) and monoethylene glycol (“rMEG”)), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers are intended be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process. As at February 29, 2024 and February 28, 2023, finished goods and work in process inventories were presented at their net realizable value, while raw materials were presented at average cost. As at February 29, 2024, the Company recorded an allowance for inventory write-down of $817 (2023 – nil) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months.

5. Deposits on Machinery and Equipment

As at February 28, 2023, the Company had $3,395 of non-refundable cash deposits on long-lead equipment that are intended to be used in a planned Infinite Loop™ manufacturing facility. During the year ended February 29, 2024, the Company made additional payments of $5,065 on the long-lead equipment and on December 20, 2023 ownership was transferred to the Company. The total carrying amount of $8,460 related to the long-lead equipment is presented in property, plant and equipment as at February 29, 2024 (Note 7), with no amounts remaining as deposits.

6. Prepaid Expenses and Other Deposits

Prepaid expenses and other deposits as at February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023
Insurance	$449	$545
Other	128	91
	$577	$636

7. Property, Plant and Equipment, net

	As at February 29, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment	$8,460	$-	$8,460
Building	1,827	(371)	1,456
Land	226	-	226
Building and Land Improvements	1,853	(1,472)	381
Office equipment and furniture	275	(162)	113
	$12,641	$(2,005)	$10,636

	As at February 28, 2023
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Building	$1,822	$(309)	$1,513
Land	225	-	225
Building and Land Improvements	1,839	(1,166)	673
Office equipment and furniture	274	(140)	134
	$4,160	$(1,615)	$2,545

In December 2021, the Company entered into an agreement for the purchase of long-lead equipment in connection with the construction of a planned Infinite Loop™ manufacturing facility. Pursuant to the agreement, the Company has paid $8,460, and no additional amounts were owing as at February 29, 2024. During the year ended February 29, 2024, the manufacturing of the long-lead equipment was completed and its ownership was transferred to the Company and  is not currently in use.

The equipment is being held in storage with the intention to be used in the planned Infinite Loop™ manufacturing facility in Ulsan, South Korea. Pursuant to the joint venture agreement (the “Agreement”) entered into by the Company and SK Geo Centric Co. Ltd. (“SKGC”) on April 27, 2023, a new entity, owned 51% by SKGC and 49% by the Company, will be formed to build and operate the Infinite Loop™ manufacturing facility in Ulsan. As at February 29, 2024, the long-lead equipment was presented in machinery and equipment at cost, which represents the amount at which it is expected to be transferred to the new entity.

Depreciation expense amounted to $387 for the year ended February 29, 2024 (2023 – $459).

During the year ended February 28, 2022, the Company acquired land in Bécancour, Québec for cash of $4,335 (CDN $5,900) and subsequently incurred civil construction costs of $1,074 in land improvements.

During the year ended February 28, 2023, the Company sold the land for cash net proceeds of $22,314 (CDN $29,900) and a gain on disposition of the asset of $16,683. The table below summarizes the amounts related to the gain on disposition of land:

Gross proceeds of disposition	$22,762
Transaction costs	(448)
Net proceeds of disposition	22,314

Cost of land	(4,335)
Cost of land improvements	(1,074)
Foreign exchange effect	(222)
Gain on disposition of land	$16,683

8. Intangible Assets, net

	As at February 29,	As at February 28,
	2024	2023

Patents, at cost – beginning of year	$1,514	$1,154
Additions in the year – patents	482	360
Patents, at cost – end of year	1,996	1,514

Patents, accumulated depreciation – beginning of year	(231)	(140)
Amortization of patents	(148)	(91)
Patents, accumulated depreciation – end of year	(379)	(231)

Foreign exchange effect	(69)	(73)
Patents, net – end of year	$1,548	$1,210

On April 9, 2019, the first GEN II U.S. patent was issued. During the year ending February 29, 2024, the Company continued to develop its next Generation II (“GEN II”) technology and filed various patents in jurisdictions around the world.

The GEN II technology portfolio currently consists of four patent families for which the company has eight issued U.S. patents and five pending U.S. applications. Internationally, the Company also has issued or allowed patents in many foreign jurisdictions, including Algeria, Brazil, Bangladesh, China, India, Indonesia, Japan, Morocco, South Korea, and Taiwan for certain aspects of the technology and pending applications in Canada, China, the Eurasian Patent Organization, Europe, the Gulf Cooperation Council, India, Japan, Mexico, Singapore, South Korea, and various other countries. All patents and patent applications, if granted are expected to expire between 2037 and 2040, not including any patent term extension.

Amortization expense amounted to $148 for the year ended February 29, 2024 (2023 - $91).

9. Financial Instruments and Management of Financial Risk

Carrying values and fair values

The following table presents the fair value of the Company’s financial liabilities at February 29, 2024 and February 28, 2023:

	Fair Value at February 29, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,320	$3,377	Level 2
Due to customer	$770	$770	Level 2

	Fair Value as at February 28, 2023
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,302	$3,280	Level 2

The fair value of cash, restricted cash, due to customer, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

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

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023
Trade accounts payable	$602	$1,020
Accrued employee compensation	801	712
Accrued engineering fees	511	96
Accrued professional fees	274	410
Other accrued liabilities	133	272
	$2,321	$2,510

11. Customer Deposit & Due to Customer

In October 2022, the Company received a cash deposit from a customer of $1,000 in relation to an executed capacity reservation agreement. The deposit was intended to be credited against any future sales of Loop™ PET resin over a five-year period, commencing two years after the first delivery of Loop™ PET resin to the customer. Under the terms of the capacity reservation agreement, the cash deposit was designated for expenditures related to a planned Infinite Loop™ manufacturing facility and was refundable to the customer in the event that the Infinite Loop™ manufacturing facility was not constructed. As the cash deposit was restricted in its use, it was reflected as restricted cash as at February 28, 2023 and a corresponding contract liability was recognized in the consolidated balance sheet.

Upon mutual agreement, the capacity reservation agreement with the customer was terminated on January 18, 2024. The customer and the Company agreed for the deposit to be refunded in full on July 1, 2027, with no restriction on the Company’s use of the funds. The amount bears no interest. The cause of the termination is related to the customer’s decision to abandon its plans to incorporate rPET in its products for technical reasons.

The Company reclassified the customer deposit as a due to customer and established its fair value at $762 based on a discount rate of 8.20%, which reflected a discount of $238. The discount rate used was based on the external financing from a Canadian bank. The discount on due to customer is amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. During the year ended February 29, 2024, the Company recorded an accretion expense of $8 (2023 – nil).

12. Investment in Joint Venture

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

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to February 29, 2024. During the year ended February 29, 2024, we made no contributions to ILT (2023 – nil). All contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which were capitalized in ILT.

As at February 29, 2024, the carrying value of the equity investment was $381 (2023 – $381), which represents 50% of the cash balance in ILT.

13. Long-Term Debt

	February 29, 2024	February 28, 2023
Investissement Québec financing facility:
Principal amount	$3,353	$3,380
Unamortized discount	(191)	(261)
Accrued interest	158	183
Total Investissement Québec financing facility	3,320	3,302
Less: current portion of long-term debt	(100)	(62)
Long-term debt, net of current portion	$3,220	$3,240

Investissement Québec financing facility

On February 21, 2020, the Company received $1,628 (CDN$2,209) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,390 (CDN$4,600) (the “Financing Facility”). The loan’s interest rate was initially set at 2.36% and there is a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354 based on a discount rate of 5.45%, which reflected a debt discount of $291. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $34 (CDN$46) to Investissement Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

On August 26, 2021, the Company received $1,762 (CDN$2,391) from Investissement Québec as the second disbursement of the Financing Facility, the balance of the total amount available under the Financing Facility. The second disbursement bears the same interest rate and repayment terms as the first disbursement. The Company established the fair value of the loan for the first disbursement at $1,750 based on a discount rate of 3.95%, which reflected a debt discount of $139. The discount rate used was based on the external financing from a Canadian bank. There were no fees associated with the second disbursement. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded interest expense on the Investissement Québec loan for the year ended February 29, 2024 in the amount of $84 (2023 – $86) and an accretion expense of $71 (2023 – $70).

The Company also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $339 (CDN$460). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection with the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $78 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. In connection with the second disbursement of the Financing Facility, the Company issued a warrant (“Second Disbursement Warrant”) to acquire 17,180 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $69 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrants expired in the year ended February 28, 2023 and the Second Disbursement Warrants remain outstanding as at February 29, 2024.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 (CDN $50) of the principal amount was repayable in monthly installments in the fiscal year ended February 29, 2024, with the remainder of the principal amount being repayable in 72 monthly installments.

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $74 (CDN $100) of the principal amount is repayable in monthly installments in the fiscal year ending February 28, 2025, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

Under the original terms of the Financing Facility, the principal amount was repayable in 84 monthly installments beginning in March of 2023. The amendments do not modify the repayment terms of accrued interest or any of the other terms of the Financing Facility that are not mentioned above. The amendments did not meet the criteria of ASC 470, Debt for an extinguishment of debt as the amendments did not substantially modify the terms of the Financing Facility. The Company therefore applied modification accounting and no immediate gain or loss was recognized related to the amendments.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2025	$100
February 28, 2026	682
February 28, 2027	682
February 29, 2028	682
February 28, 2029	682
Thereafter	683
Total	$3,511

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,579 (CDN $3,500) in aggregate principal amount and provides for a two-year term on amounts drawn. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at February 29, 2024. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at February 29, 2024, the $2,579 (CDN $3,500) Credit Facility was available and undrawn.

14. Related Party Transactions

Employment Agreement

On June 29, 2015, the Company entered into an employment agreement with Mr. Daniel Solomita, the Company’s President and Chief Executive Officer (“CEO”).  The employment agreement is for an indefinite term.

On July 13, 2018, the Company and Mr. Solomita entered into an amendment and restatement of the employment agreement which provided for a long-term incentive grant of 4,000,000 shares of the Company’s common stock, in tranches of one million shares each, upon the achievement of four performance milestones.  This was modified to provide a grant of 4,000,000 restricted stock units covering 4,000,000 shares of the Company’s common stock while the performance milestones remained the same. The grant of the restricted stock units became effective upon approval by the Company’s stockholders at the Company’s 2019 annual meeting, of an increase in the number of shares available for grant under the 2017 Equity Incentive Plan (the “Plan”).  Such approval was granted by the Company’s stockholders at the Company’s 2019 annual meeting. The restricted stock units vest upon the achievement of applicable performance milestones, as follows:

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

On April 30, 2020, the Company and Mr. Solomita entered into an amendment of Mr. Solomita’s employment agreement.  The amendment clarified the milestones consistent with the shift in the Company’s business from the production of terephthalate to the production of dimethyl terephthalate, another proven monomer used to produce PET plastic.

As at February 29, 2024, 3,400,000 (2023 – 3,400,000) of Mr. Solomita’s RSUs were outstanding of which 1,400,000 were vested (2023 – 1,400,000). When a milestone becomes probable, the corresponding expense will be valued based on the grant date fair value on April 30, 2020, the date of the last modification of Mr. Solomita’s employment agreement. The closing price of the Company’s common stock on the Nasdaq on April 30, 2020 was $7.74 per share.

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

During the year ended February 28, 2023, Mr. Solomita met a performance milestone in relation to the signature of a supply agreement with a customer. Accordingly, 1,000,000 performance incentive RSUs with a total fair value of $7,740 were earned and issuable to Mr. Solomita. This amount was reflected as stock-based compensation expense during the year ended February 28, 2023. On October 14, 2022, Mr. Solomita and the Company agreed to defer by one year the settlement of 400,000 RSUs that were set to settle on October 15, 2022. On October 12, 2023, Mr. Solomita and the Company agreed to defer by one year the settlement of 800,000 RSUs that were set to settle on October 15, 2023. During the year ended February 29, 2024, no outstanding milestones were probable of being met and, accordingly, no additional stock-based compensation expense was recorded.

15. Stockholders’ Equity

Series A Preferred Stock

Mr. Solomita’s amended employment agreement of February 15, 2016 provided that the Company shall issue to Mr. Solomita one share of the Company’s Series A Preferred Stock in exchange for Mr. Solomita agreeing not to terminate his employment with the Company for a period of five years from the date of the amendment. The amendment effectively provides Mr. Solomita with a “change of control” provision over the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Solomita his one share of Series A Preferred Stock under the amendment, the Company created a “blank check” preferred stock. Subsequently, the Board of Directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock, and the Company issued one share of Series A Preferred Stock to Mr. Solomita.

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the total number of outstanding shares of our common stock on February 12, 2016 (as adjusted for any stock splits and stock dividends effected after February 12, 2016), assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Currently, Mr. Solomita’s ownership of 19,210,000 shares of common stock and 1 share of Series A Preferred Stock provides him with 75.7% of the voting control of the Company.

Additionally, the one share of Series A Preferred Stock issued to Mr. Solomita contains protective provisions, which preclude the Company from taking certain actions without Mr. Solomita’s (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

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

Common Stock

For the year ended February 29, 2024	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Issuance of shares upon the exercise of stock options	7,721	-
Balance, February 29, 2024	47,528,908	$5

For the year ended February 28, 2023	Number of shares	Amount
Balance, February 28, 2022	47,388,056	$5
Issuance of shares upon settlement of restricted stock units	81,168	-
Balance, February 28, 2023	47,469,224	$5

During the year ended February 29, 2024, the Company recorded the following common stock transactions:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 7,721 shares of the common stock to settle stock options exercised in the period.

During the year ended February 28, 2023, the Company recorded the following common stock transactions:

(i)	The Company issued 81,168 shares of the common stock to settle restricted stock units that vested in the period.

16. Research and Development Expenses

Research and development expenses for the years ended February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023
Employee compensation	$5,133	$7,805
Machinery and equipment expenditures	1,142	4,216
External engineering	2,353	3,273
Plant and laboratory operating expenses(1)	2,318	2,581
Tax credits	(318)	(1,199)
Other	751	670
	$11,379	$17,346

(1)

The amount for the year ended February 29, 2024 includes an inventory write-down of $817 (2023 – nil) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months (Note 4).

17. General and Administrative Expenses

General and administrative expenses for the years ended February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023
Employee compensation(1)	$3,223	$11,224
Professional fees	2,928	4,288
Insurance	2,680	3,594
Other	1,157	1,323
	$9,988	$20,429

F-21

(1)

Includes stock-based compensation expense. During the year ended February 28, 2023, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs (Note 14).

18. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 29, 2024 and February 28, 2023:

	2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of year	2,542,000	$5.27	1,570,000	$6.87
Granted	240,000	3.11	972,000	2.68
Exercised	(10,000)	0.80	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of year	2,772,000	$5.10	2,542,000	$5.27
Exercisable, end of year	1,810,000	$6.53	1,670,000	$6.84

	2024		2023
Exercise price	Number of stock options outstanding	Weighted average remaining life (years)	Number of stock options outstanding	Weighted average remaining life (years)
$0.80	480,000	1.75	490,000	2.75
$2.68	972,000	8.75	972,000	9.75
$3.11	240,000	9.08	-	-
$5.25	380,000	3.50	380,000	4.50
$12.00	700,000	3.54	700,000	4.54
Outstanding, end of year	2,772,000	5.53	2,542,000	6.18
Exercisable, end of year	1,810,000	4.55	1,670,000	5.16

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the years ended February 29, 2024 and February 28, 2023 were as follows:

	2024	2023
Exercise price	$3.11	$2.68
Risk-free interest rate	3.61%	3.88%
Expected dividend yield	0%	0%
Expected volatility	73%	73%
Expected life	6.5 years	5 years

During the year ended February 29, 2024, stock-based compensation expense attributable to stock options amounted to $644 (2023 – $1,316).

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 29, 2024 and February 28, 2023:

	2024		2023
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of year	3,888,618	$7.09	4,018,567	$7.42
Granted	585,364	2.93	151,605	5.14
Settled	(51,963)	8.66	(81,168)	11.72
Forfeited	(53,122)	5.56	(200,386)	10.34
Outstanding, end of year	4,368,897	$6.53	3,888,618	$7.09
Outstanding vested, end of year	1,635,241	$6.22	1,563,497	$6.29

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 29, 2024, stock-based compensation attributable to RSUs amounted to $778 (2023 - $8,770). During the year ended February 28, 2023, the Company recorded a stock-based compensation expense of $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs.

Stock-Based Compensation Expense

During the year ended February 29, 2024, stock-based compensation included in research and development expenses amounted to $542 (2023 – $1,337), and in general and administrative expenses amounted to $880 (2023 – $8,749). The amount recorded in general and administrative expenses for the year ended February 28, 2023 includes $7,740 related to the achievement of a performance milestone for 1,000,000 RSUs.

19. Equity Incentive Plan

On July 6, 2017, the Company adopted the Plan. The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2023, the share reserve was increased by 1,500,000 shares. On March 1, 2022, the Board of Directors opted to waive the annual share reserve increase. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the years ended February 29, 2024 and February 28, 2023:

	2024	2023
	Number of units*	Number of units*
Authorized, beginning of period	120,486	1,043,705
Automatic share reserve increase	1,500,000	-
Units granted	(825,364)	(1,123,605)
Units forfeited	53,122	200,386
Units expired	-	-
Authorized, end of period	848,244	120,486
*The use of the term “units” in the table above describes a combination of stock options and RSUs.

20. Warrants

The following table summarizes the continuity of warrants during the years ended February 29, 2024 and February 28, 2023:

	2024		2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	7,089,400	$16.65	11,659,418	$14.44
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(4,570,018)	11.00
Outstanding, end of year	7,089,400	$16.65	7,089,400	$16.65

The expiration dates of the warrants outstanding as at February 29, 2024 are as follows:

	Number of warrants	Weighted average exercise price
July 29, 2024	4,714,813	$15.00
(1)	2,357,407	20.00
August 26, 2024	17,180	11.00
Outstanding, end of year	7,089,400	$16.65

(1)

Warrant granted to SK Geo Centric, Ltd. (“SKGC”) pursuant to the securities purchase agreement entered into by the Company and SKGC on June 22, 2021:

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

21. Interest and Other Financial Expenses

Interest and other finance costs for the years ended February 29, 2024 and February 28, 2023 are as follows:

	2024	2023
Interest on long-term debt (Note 13)	$84	$86
Accretion expense (Notes 11 and 13)	79	70
Discount on due to customer (Note 11)	(238)	-
Other	34	33
	$(41)	$189

22. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	February 29, 2024	February 28, 2023
U.S. operations	$(6,012)	$(8,406)
Foreign operations	(15,075)	(12,895)
Loss before taxes	$(21,087)	$(21,301)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	February 29, 2024	February 28, 2023
Statutory Federal rate	21%	21%

Federal income tax at statutory rate	$(4,427)	$(4,473)
Effect of foreign jurisdiction	(937)	(740)
Non-deductible expenses	1,435	762
Tax credits related to research and development expenditures	(367)	(202)
Unrecognized tax benefit of net operating losses and other available deductions	4,296	4,653
Effective income tax expense	$-	$-

Current	$-	$-
Deferred	$-	$-

The Company has net operating loss carry forwards of approximately $37,472 (2023 – $38,122) for U.S. Federal income tax purposes expiring between 2035 and 2038, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately $83,073 (CDN$112,797), 2023 – $67,617 (CDN$92,020), and $89,532 (CDN$121,572), 2023 – $70,747 (CDN$96,279), respectively, expiring between 2037 and 2044. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,905 and $4,347, respectively, for the years ended February 29, 2024 and February 28, 2023. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $9,506 (CDN$12,903), 2023 - $7,471 (CDN$10,168) of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 29, 2024	February 28, 2023
Deferred tax assets
Canada net operating loss carry forward	$22,765	$18,278
U.S. net operating loss carry forward	7,869	8,006
Accrual and reserves	616	546
Intangibles	304	214
Property, plant and equipment	1,914	2,253
Research and development expenditures and credits	4,428	3,569
Basis in partnership	235	235
Other	859	895
Deferred tax assets	38,990	33,996
Deferred tax liabilities
Intangibles	(409)	(320)
Other	-	-
Deferred tax liabilities	(409)	(320)

Deferred tax assets, net	38,581	33,676
Valuation allowance	(38,581)	(33,676)
Deferred tax assets, net	$-	$-

Assessment of the amount of value assigned to the Company's deferred tax assets under the applicable accounting rules is judgmental.  The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in future periods.  Management does not believe that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to its deferred tax assets.  Accordingly, the Company has provided for a valuation allowance of the Company's deferred tax assets.

The tax years subject to examination by major tax jurisdiction include the years ended February 28, 2019 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years ended February 28, 2019 and forward for the Canadian jurisdiction.

23. Legal Settlement

On October 13, 2020, the Company and certain of its officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Olivier Tremblay, Individually and on Behalf of All Others Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-08538-NSR (“Tremblay Class Action”). The complaint alleged that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint sought unspecified damages on behalf of a class of purchasers of Loop’s securities between September 24, 2018 and October 12, 2020, inclusive.

On October 28, 2020, the Company and certain of its officers were named as defendants in a second proposed class-action lawsuit filed in the United States District Court for the Southern District of New York, captioned Michelle Bazzini, Individually and on Behalf of All Others Similarly Situated v. Loop Industries, Inc., Daniel Solomita, and Nelson Gentiletti, Case No. 7:20-cv-09031-NSR. The complaint allegations were similar in nature to those in the Tremblay Class Action.

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

Plaintiffs served a consolidated amended complaint on February 18, 2021, which alleged that the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The consolidated amended complaint relied on the October 13, 2020 report published by a third party regarding the Company to support their allegations. Defendants served a motion to dismiss the consolidated amended complaint on April 27, 2021. Plaintiffs’ opposition to the motion to dismiss was served on May 27, 2021 and Defendants’ reply in support of the motion to dismiss was served on June 11, 2021.

On March 1, 2022, the Company and the current and former officer defendants entered into an agreement for the settlement of In re Loop Industries, Inc. Securities Litigation, and, on March 4, 2022, advised the Court of the agreement to settle.  The agreement, which was subject to certain conditions, including court approval, required the Company to pay $3.1 million to the plaintiff class.  As a result, the Company recorded a contingency loss of $2,519 which was included in accounts payable and accrued liabilities at February 28, 2022 and expected to be the Company’s approximate total cash contribution to the settlement and outstanding legal fees related to the lawsuit, net of the Company’s D&O insurance carriers’ contribution.

On May 24, 2022, Lead Plaintiffs filed their motion for preliminary approval of the proposed class action settlement.  On September 19, 2022, the Court entered an order preliminarily approving the settlement and providing for notice. The Court held a final settlement hearing on January 5, 2023 after which the Court entered an order and final judgment approving the class action settlement.

In October 2022, the Company made a payment in escrow of $3,100 for the settlement and received $838 from its D&O insurance carriers. As at February 29, 2024, the Company no longer has any amount related to the class action settlement included in accounts payable and accrued liabilities.

The settlement agreement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant.

24. Contractual agreement

Agreement with SKGC

On April 27, 2023, the Company and SKGC entered into an agreement to build Infinite Loop™ manufacturing facilities in Asia. Pursuant to the agreement, the Company and SKGC agreed to form a new entity, which will be headquartered in Singapore. To date, no amounts have been contributed by the Company to the new entity.

25. Subsequent Events

Strategic partnership with Ester Industries Ltd. (“Ester”)

On May 1, 2024, Loop entered into an agreement with Ester, a manufacturer of polyester films and specialty polymers in India, to form a 50/50 joint venture based in India ("India JV"). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and Loop will be the exclusive seller and marketing agent of the India JV’s products. Ester and Loop will work in collaboration on all financing activities for the India JV pursuant to the terms of the Agreement and will each contribute 50% of the initial equity capital of the India JV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures as of February 29, 2024 were effective.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 29, 2024. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 29, 2024 was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Proposal One: Election of Directors” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2024 (our “Proxy Statement”). Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” in our Proxy Statement. Information required by this item concerning our audit committee and our security holder director nomination procedures is incorporated by reference to the information set forth in the section entitled “Corporate Governance” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Delinquent Section 16(a) Reports” in our Proxy Statement.

Our Board of Directors adopted a Code of Ethics for all of our directors, officers and employees on January 25, 2017. A copy of our Code of Ethics is available under Corporate Governance Documents in the Investors section of our website, and via the following hyperlink: http://www.loopindustries.com/cms/documents/.  To date, there have been no waivers under our Code of Ethics.  We will post any amendments to or waivers of, if and when granted, our Code of Ethics on our website at www.loopindustries.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding director’s compensation table and compensation risk management disclosures are incorporated by reference to the information set forth in the section titled “Corporate Governance” in our Proxy Statement. All other information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation Tables” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Compensation Tables” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the policy of the Board that all transactions required to be reported pursuant to Item 404 of Regulation S-K be subject to approval by the Audit Committee of the Board of Directors. In furtherance of relevant Nasdaq rules and our commitment to corporate governance, the charter of the Audit Committee provides that the Audit Committee shall review and approve any proposed related party transactions, including transactions required to be reported pursuant to Item 404 of Regulation S-K for potential conflict of interest situations. The Audit Committee reviews the material facts of all transactions that require the committee’s approval and either approves or disapproves of the transaction. In determining whether to approve a transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

The additional information required by this item regarding director independence and certain relationships and related party transactions is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Corporate Governance” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8 above.

(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date			Filed herewith
3.2	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities			Filed herewith
4.2	Investors Rights Agreement, by and between SK Global Chemical Co., LTD, Loop Industries, Inc., and Daniel Solomita.	S-3	333-258982	August 20, 2021	4.1
4.3	Form of Indenture	S-3	333-258982	August 20, 2021	4.2
4.4+	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.2
4.5+	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.3
4.6+	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.4
10.1	Intellectual Property Assignment Agreement, dated October 27, 2014, as supplemented April 10, 2015, by and among Hatem Essaddam, Loop Holdings, Inc. and Daniel Solomita.	10-K	000-54768	May 30, 2017	10.1
10.2	Subscription Agreement, dated May 22, 2015, by and between 9121820 Canada Inc. and Loop Holdings, Inc.	10-K	000-54768	May 30, 2017	10.2
10.3	Technology Transfer Agreement, dated June 22, 2015, by and between 8198381 Canada Inc. and Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	10.7
10.4+	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5+	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.6	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.7	License Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.8	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3

10.9+	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.10	Amendment to Joint Venture Agreements, dated June 18, 2021, by and between the Company, Indorama Ventures Holdings LP and other parties thereto.	10-Q	000-54768	July 15, 2021	10.1
10.11	Securities Purchase Agreement, dated June 22, 2021, by and between SK Global Chemical Co. LTD.	10-Q	000-54768	July 15, 2021	10.2
10.12	Promise to Purchase Agreement, dated June 15, 2022, by and between Loop Canada Inc., 9409-4927 Quebec Inc. and NAI Terramont Commercial.	10-Q	000-54768	October 12, 2022	10.2
10.13+	Employment Agreement, dated March 22, 2023, by and between Loop Canada Inc. and Fady Mansour.	10-K	001-38301	May 18, 2023	10.13
10.14	Offer to Purchase Agreement, dated December 21, 2022, by and between Loop Canada Inc. and Société Du Parc Industriel Et Portuaire De Bécancour.	10-K	001-38301	May 18, 2023	10.14
10.15*	Joint Venture Agreement, dated April 27, 2023, between SK Geo Centric Co., Ltd. and Loop Industries, Inc.	10-Q	001-38301	July 12, 2023	10.1
10.16+	Employment Agreement, dated January 30, 2020, by and between Loop Canada Inc. and Stephen Champagne.	10-Q	001-38301	July 14, 2020	10.1
10.17	Operating Credit Facility dated July 26, 2022, by and between the Company, Loop Canada, Inc. and Canadian Imperial Bank of Commerce.	10-Q	001-38301	October 12, 2022	10.1
10.18	Enhanced Recycling Partnership Agreement, dated September 10, 2020, by and between Loop Industries, Inc. and Suez Groupe.	10-Q	001-38301	October 7, 2020	10.3
10.19	Know-how and Engineering Agreement, dated September 2, 2020, by and between Loop Canada Inc. and Chemtex Global Corporation.	10-Q	001-38301	October 7, 2020	10.2
14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation			Filed herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________

* Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the registrant treats as private or confidential.

+ Represents a management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOP INDUSTRIES, INC.

Date: May 29, 2024	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 29, 2024	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 29, 2024	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 29, 2024	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 29, 2024	By:	/s/ Andrew Lapham
	Name:	Andrew Lapham
	Title:	Director

Date: May 29, 2024	By:	/s/ Jonghyuk Lee
	Name:	Jonghyuk Lee
	Title:	Director

Date: May 29, 2024	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director

Date: May 29, 2024	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

