Form 10-Q
period 2024-05-31
Loop Industries, Inc.
filed 2024-07-15
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 001-38301

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

As at July 12, 2024, there were 47,538,745 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three months ended May 31, 2024

Index to the Unaudited Interim Condensed Consolidated Financial Statements

3

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	May 31, 2024	February 29, 2024

Assets
Current assets
Cash and cash equivalents	$5,291	$6,958
Sales tax, tax credits and other receivables (Note 3)	242	351
Inventories (Note 4)	99	102
Prepaid expenses and other deposits (Note 5)	525	577
Total current assets	6,157	7,988
Investment in joint venture	381	381
Property, plant and equipment, net (Note 6)	10,533	10,636
Intangible assets, net (Note 7)	1,671	1,548
Total assets	$18,742	$20,553

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$2,891	$2,321
Current portion of long-term debt (Note 10)	244	100
Total current liabilities	3,135	2,421
Due to customer	784	770
Long-term debt (Note 10)	5,555	3,220
Total liabilities	9,474	6,411

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,538,745 shares issued and outstanding (February 29, 2024 – 47,528,908) (Note 11)	5	5
Additional paid-in capital	172,162	171,792
Additional paid-in capital – Warrants	20,385	20,385
Accumulated deficit	(182,159)	(176,970)
Accumulated other comprehensive loss	(1,125)	(1,070)
Total stockholders’ equity	9,268	14,142
Total liabilities and stockholders’ equity	$18,742	$20,553

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended
	May 31, 2024	May 31, 2023
Revenue from contracts with customers	$6	$27

Expenses :
Research and development (Note 12)	2,237	4,490
General and administrative (Note 13)	2,911	2,465
Depreciation and amortization (Notes 6 and 7)	137	133
Total expenses	5,285	7,088

Other (income) loss :
Interest and other financial expenses	60	54
Interest income	(126)	(99)
Foreign exchange gain	(24)	(15)
Total other income	(90)	(60)
Net loss	(5,189)	(7,001)

Other comprehensive (loss) income -
Foreign currency translation adjustment	(55)	20
Comprehensive loss	$(5,244)	$(6,981)
Net loss per share
Basic and diluted	$(0.11)	$(0.15)
Weighted average common shares outstanding
Basic and diluted	47,535,413	47,516,104

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2024
	Common stock		Preferred stock			Additional		Accumulated Other
	par value $0.0001		par value $0.0001		Additional	Paid-in		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Income (Loss)	Stockholders’ Equity
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the vesting of restricted stock units (Note 14)	9,837	-	-	-	-	-	-	-	-
Stock options issued for services (Note 14)	-	-	-	-	146	-	-	-	146
Restricted stock units issued for services (Note 14)	-	-	-	-	224	-	-	-	224
Foreign currency translation	-	-	-	-	-	-	-	(55)	(55)
Net loss	-	-	-		-	-	(5,189)	-	(5,189)
Balance, May 31, 2024	47,538,745	$5	1	$-	$172,162	20,385	(182,159)	(1,125)	9,268

Going Concern (Note 1)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2023
	Common stock		Preferred stock			Additional		Accumulated Other
	par value $0.0001		par value $0.0001		Additional	Paid-in		Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Income (Loss)	Stockholders’ Equity
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Note 14)	51,963	-	-	-	-	-	-	-	-
Stock options issued for services (Note 14)	-	-	-	-	162	-	-	-	162
Restricted stock units issued for services (Note 14)	-	-	-	-	193	-	-	-	193
Foreign currency translation	-	-	-	-	-	-	-	20	20
Net loss	-	-	-	-	-	-	(7,001)	-	(7,001)
Balance, May 31, 2023	47,521,187	$5	1	$-	$170,725	$20,385	$(162,884)	$(1,121)	$27,110

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Three Months Ended May 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(5,189)	$(7,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	137	133
Stock-based compensation expense (Note 14)	370	355
Accretion expense (Note 10)	28	17
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	108	(83)
Inventories (Note 4)	3	(144)
Prepaid expenses (Note 5)	51	(90)
Accounts payable and accrued liabilities (Note 9)	577	1,321
Customer deposits	-	(12)
Net cash used in operating activities	(3,915)	(5,504)

Cash Flows from Investing Activities
Deposits on machinery and equipment	-	(2,023)
Additions to intangible assets (Note 7)	(176)	(99)
Net cash used in investing activities	(176)	(2,122)

Cash Flows from Financing Activities
Borrowings under credit facility (Note 10)	2,517	-
Repayment of long-term debt (Note 10)	(25)	(16)
Net cash (used) provided by financing activities	2,492	(16)

Effect of exchange rate changes	(68)	21
Net decrease in cash	(1,667)	(7,621)
Cash, cash equivalents and restricted cash, beginning of period	6,958	30,591
Cash, cash equivalents and restricted cash, end of period	$5,291	$22,970

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$42	$21
Interest received	$195	$99

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three Months Ended May 31, 2024 and 2023

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on May 29, 2024. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company also owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 29, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended May 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2025, or for any other period.

All monetary amounts in these notes to the condensed consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, twelve months from the date of issuance of these consolidated financial statements.

Since its inception, the Company has been in the pre-commercialization stage with no material revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at May 31, 2024, the Company’s balance of cash and cash equivalents was $5,291.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on its assessment, management estimates that current available liquidity and forecasted net cash flows will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures the next twelve months from the unaudited interim condensed consolidated financial statements issuance date. These events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan. The Company is seeking to finalize the negotiation of previously announced financing initiatives on acceptable terms (see Note 16 for additional details), however, there is no assurance it will succeed.

These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

For the three-month periods ended May 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2024, the potentially dilutive securities consisted of 2,971,216 outstanding stock options (2023 – 2,782,000), 4,399,060 outstanding restricted stock units (2023 – 4,306,655), and 7,089,400 outstanding warrants (2023 – 7,089,400).

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

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at May 31, 2024 and February 29, 2024 were as follows:

	May 31, 2024	February 29, 2024
Sales tax	$89	$75
Research and development tax credits	145	160
Interest income receivable	-	70
Other receivables	8	46
	$242	$351

4. Inventories

Inventories as at May 31, 2024 and February 29, 2024 were as follows:

	May 31, 2024	February 29, 2024
Finished goods	$549	$552
Work in process	322	333
Raw materials	31	34
Allowance for inventory write-down	(803)	(817)
	$99	$102

As at May 31, 2024 and February 29, 2024, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of recycled monomers (dimethyl terephthalate (“rDMT”) and monoethylene glycol (“rMEG”)), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers are intended be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process. As at May 31, 2024 and February 29, 2024, finished goods and work in process inventories were presented at their net realizable value, while raw materials were presented at average cost. As at May 31, 2024, the Company recorded an allowance for inventory write-down of $803 (February 29, 2024 – $817) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months.

5. Deposits and Prepaid Expenses

Prepaid expenses and other deposits as at May 31, 2024 and February 29, 2024 were as follows:

	May 31, 2024	February 29, 2024
Insurance	$399	$449
Other	126	128
	$525	$577

6. Property, Plant and Equipment

	As at May 31, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment(1)	$8,460	$-	$8,460
Building	1,818	(385)	1,433
Land	225	-	225
Building and Land Improvements	1,844	(1,535)	309
Office equipment and furniture	273	(167)	106
	$12,620	(2,087)	10,533

(1)	The equipment, which is being held in storage with the intention to be used in a commercial facility, is presented in machinery and equipment at cost and is currently not being amortized.

	As at February 29, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment	$8,460	$-	$8,460
Building	1,827	(371)	1,456
Land	226	-	226
Building and Land Improvements	1,853	(1,472)	381
Office equipment and furniture	275	(162)	113
	$12,641	$(2,005)	$10,636

Depreciation expense amounted to $91 for the three-month period ended May 31, 2024 (2023 – $101).

7. Intangible Assets

Intangible assets as at May 31, 2024 and February 29, 2024 were $1,671 and $1,548, respectively.

During the three-month periods ended May 31, 2024 and 2023, we made additions relating to patent application costs to intangible assets of $176 and $99, respectively.

Amortization expense for the three-month period ended May 31, 2024 amounted to $46 (2023 – $32).

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2024 and February 29, 2024:

	Fair Value at May 31, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$5,799	$5,862	Level 2
Due to customer	$784	$784	Level 2

	Fair Value at February 29, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,320	$3,377	Level 2
Due to customer	$770	$770	Level 2

The fair value of cash, restricted cash, due to customer, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2024 and February 29, 2024 were as follows:

	May 31, 2024	February 29, 2024
Trade accounts payable	$1,466	$602
Accrued employee compensation	546	801
Accrued engineering fees	-	511
Accrued professional fees	706	274
Other accrued liabilities	173	133
	$2,891	$2,321

10. Long‑Term Debt

Long-term debt as of May 31, 2024 and February 29, 2024, was comprised of the following:

	May 31, 2024	February 29, 2024
Investissement Québec financing facility:
Principal amount	$3,318	$3,353
Unamortized discount	(187)	(191)
Accrued interest	151	158
Total Investissement Québec financing facility	3,282	3,320
Less: current portion of long-term debt	(244)	(100)
	3,038	3,220
Credit facility	2,517	-
Long-term debt, net of current portion	$5,555	$3,220

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three-month period ended May 31, 2024 in the amount of $30 (2023 – $21) and an accretion expense of $14 (2023 – $17). During the three-month period ended May 31, 2024, the Company made repayments of $25 (2023 – $16) on the Investissement Québec loan.

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,567 in aggregate principal amount and provides for a two-year term on amounts drawn. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at May 31, 2024. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at May 31, 2024, the Company borrowed $2,517 under the Credit Facility.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2025	$74
February 28, 2026	679
February 28, 2027	3,196
February 29, 2028	679
February 28, 2029	679
Thereafter	679
Total	$5,986

11. Stockholders’ Equity

Common Stock

For the period ended May 31, 2024	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	9,837	-
Balance, May 31, 2024	47,538,745	$5

For the period ended May 31, 2023	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Balance, May 31, 2023	47,521,187	$5

During the three months ended May 31, 2024, the Company recorded the following common stock transaction:

(i)	The Company issued 9,837 shares of the common stock to settle restricted stock units that vested in the period.

During the three months ended May 31, 2023, the Company recorded the following common stock transaction:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.

12. Research and Development Expenses

Research and development expenses for the three-month periods ended May 31, 2024 and 2023 were as follows:

	May 31, 2024	May 31, 2023
Employee compensation	$1,144	$1,446
Machinery and equipment expenditures	3	1,236
External engineering	628	1,155
Plant and laboratory operating expenses	270	469
Other	192	184
	$2,237	$4,490

13. General and Administrative Expenses

General and administrative expenses for the three-month periods ended May 31, 2024 and 2023 were as follows:

	May 31, 2024	May 31, 2023
Employee compensation	$876	$833
Insurance	492	703
Professional fees	1,255	619
Other	288	310
	$2,911	$2,465

14. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company’s stock options during the three-month periods ended May 31, 2024 and 2023:

	2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,772,000	$5.10	2,542,000	$5.27
Granted	199,216	2.89	240,000	3.11
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,971,216	$4.95	2,782,000	$5.08
Exercisable, end of period	1,890,000	$6.39	1,670,000	$6.84

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the three-month period ended May 31, 2024 and 2023 were as follows:

	2024	2023
Exercise price	$2.89	3.11
Risk-free interest rate	4.09%	3.84%
Expected dividend yield	0%	0%
Expected volatility	73%	79%
Expected life	7 years	3 years

During the three-month periods ended May 31, 2024 and 2023, stock-based compensation expense attributable to stock options amounted to $146 and $162, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended May 31, 2024 and 2023:

	2024		2023
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,368,897	$6.53	3,888,618	$7.09
Granted	40,000	2.85	470,000	2.87
Settled	(9,837)	8.31	(51,963)	8.66
Forfeited	-	-	-	-
Outstanding, end of period	4,399,060	$6.49	4,306,655	$6.61
Outstanding vested, end of period	1,727,575	$6.07	1,568,497	$6.31

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended May 31, 2024 and 2023, stock-based compensation attributable to RSUs amounted to $224 and $193, respectively.

Stock-Based Compensation Expense

During the three-month periods ended May 31, 2024 and 2023, stock-based compensation included in research and development expenses amounted to $129 and $159, respectively, and in general and administrative expenses amounted to $241 and $196, respectively.

15. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2024, the share reserve was increased by 1,500,000 shares (2023 – 1,500,000). The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the three-month periods ended May 31, 2024 and 2023:

	2024	2023
	Number of units*	Number of units*
Authorized, beginning of period	848,244	120,486
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(239,216)	(710,000)
Units forfeited	-	-
Units expired	-	-
Authorized, end of period	2,109,028	910,486

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

16. Contractual agreements

Agreement with Reed Management SAS (“Reed”)

On May 30, 2024, the Company and Reed, a European investment firm focused on high impact and technology-enabled infrastructure, entered into definitive binding agreements, subject to certain closing conditions, for an investment of €35 million from Reed to fund the global commercialization of the Infinite Loop™ Technology and have agreed to form a 50/50 joint venture for the European deployment of Loop’s technology.

Under the terms of the agreement, which has been signed following the completion by Reed of extensive operational, technical, ESG, and legal due diligence, Reed will provide capital as follows:

•	€10M investment in a Convertible Preferred Security to be issued by Loop, which contains a 13% PIK dividend rate and 5-year term; and
•

€25M loan to Loop in two equal tranches – first tranche to support global deployment opportunities paid at closing and second tranche to support European deployment opportunities paid in the following 12 months with both tranches having a 13% PIK interest rate and 3-year term;

The closing of the transaction is subject to the fulfillment of certain closing conditions, principally the conditions that (i) Reed shall have successfully completed its first capital raising for its fund; and (ii) Loop shall have received a binding financing commitment from a governmental agency.

Strategic partnership with Ester Industries Ltd. (“Ester”)

On May 1, 2024, the Company entered into an agreement with Ester, a manufacturer of polyester films and specialty polymers in India, to form a 50/50 joint venture based in India ("India JV"). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology. To date, no amounts have been contributed by the Company to the India JV.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and the Company will be the exclusive seller and marketing agent of the India JV’s products. Ester and the Company will work in collaboration on all financing activities for the India JV pursuant to the terms of the agreement. Pursuant to the terms of the relevant governing documents, Loop and Ester parties will endeavor to obtain debt for a minimum of 60% of the total installed cost of the Infinite Loop™ manufacturing facility in India and will each contribute 50% of the initial equity capital of the India JV.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as at the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop’s Terrebonne Facility for global brand companies over the last four years. The India JV intends to leverage the complementary skill set of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks.

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

Agreement with Reed Management SAS (“Reed”)

On May 30, 2024, the Company and Reed, a European investment firm focused on high impact and technology-enabled infrastructure, entered into definitive binding agreements, subject to certain closing conditions, for an investment of €35 million from Reed to fund the global commercialization of the Infinite Loop™ Technology and have agreed to form a 50/50 joint venture for the European deployment of Loop’s technology.

Under the terms of the agreement, which has been signed following the completion by Reed of extensive operational, technical, ESG, and legal due diligence, Reed will provide capital as follows:

•	€10M investment in a Convertible Preferred Security to be issued by Loop, which contains a 13% PIK dividend rate and 5-year term; and
•

€25M loan to Loop in two equal tranches – first tranche to support global deployment opportunities paid at closing and second tranche to support European deployment opportunities paid in the following 12 months with both tranches having a 13% PIK interest rate and 3-year term;

The closing of the transaction is subject to the fulfillment of certain closing conditions, principally the conditions that (i) Reed shall have successfully completed its first capital raising for its fund; and (ii) Loop shall have received a binding financing commitment from a governmental agency.

The Company understands that Reed’s funding negotiations are progressing well. The Company also believes that its process to obtain the government funding is advancing positively. While there can be no assurance that the abovementioned closing conditions will be met, the Company currently anticipates that the transaction should close by the end of the second quarter of the current fiscal year. Due to its current liquidity position, the Company is reviewing contingency plans for bridge financing in the event that the closing extends beyond the end of the second quarter.

Product activations

Loop has collaborated with multiple customers in recent and upcoming launches for products and product packaging incorporating Loop™ PET manufactured from monomers produced at Loop’s small-scale production facility in Terrebonne, Québec (the “Terrebonne Facility”).

Most recently, Loop and On AG, the Swiss sportswear brand, collaborated to launch the Cloudeasy Cyclon shoe which was unveiled on May 21, 2024. The upper of the Cloudeasy shoe is crafted with 100% recycled and infinitely recyclable yarn, using the Infinite Loop™ Technology. On AG is the first footwear company to launch a shoe using the Infinite Loop™ Technology which enables fiber-to-fiber recycling. The Cloudeasy Cyclon shoe is part of On AG’s monthly subscription service Cyclon™ where customers receive, wear, and then return Cylon™ products, which are then recycled.

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

Human Capital

As of May 31, 2024, we had 54 employees of which 20 work in research and development, 21 in engineering and operations, and 13 in administrative functions.

Results of Operations

The following table summarizes our operating results for the three-month periods ended May 31, 2024 and 2023, in thousands of U.S. Dollars.

	Three months ended May 31,
	2024	2023	Change favorable / (unfavorable)
Revenue from contracts with customers	$6	$27	$(21)

Expenses
Research and development
Machinery and equipment expenditures	3	1,236	1,233
External engineering	628	1,155	527
Employee compensation	1,015	1,286	271
Stock-based compensation	129	160	31
Plant and laboratory operating expenses	270	469	199
Other	192	184	(8)
Total research and development	2,237	4,490	2,253

General and administrative
Professional fees	1,255	619	(636)
Employee compensation	635	637	2
Stock-based compensation	241	196	(45)
Insurance	492	703	211
Other	288	310	22
Total general and administrative	2,911	2,465	(446)

Depreciation and amortization	137	133	(4)
Interest and other financial expenses	60	54	(6)
Interest income	(126)	(99)	27
Foreign exchange gain	(24)	(15)	9
Total expenses	5,195	7,028	1,833
Net loss	$(5,189)	$(7,001)	$1,812

First Quarter Ended May 31, 2024

Revenues

Revenues for the three-month period ended May 31, 2024 decreased $21 to $6, as compared to $27 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended May 31, 2024 decreased $2,253 to $2,237, as compared to $4,490 for the same period in 2023. The decrease was primarily attributable to a $1,233 decrease in purchases of machinery and equipment used at the Terrebonne Facility, a $527 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process, a $271 decrease in employee compensation expenses, and a $199 decrease in plant and laboratory expenses at our Terrebonne Facility.

General and administrative expenses

General and administrative expenses for the three-month period ended May 31, 2024 increased $446 to $2,911, as compared to $2,465 for the same period in 2023. The increase was primarily attributable to a $636 increase in professional fees which is mainly attributable to legal costs related to our partnerships with Reed and Ester. This increase was partially offset by a $211 decrease in insurance costs.

Net Loss

The net loss for the three-month period ended May 31, 2024 decreased $1,812 to $5,189, as compared to $7,001 for the same period in 2023. The decrease was primarily due to the decrease of $2,253 in research and development expenses and partially offset by increased general and administrative expenses of $446.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with no material revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $5,291 at May 31, 2024. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

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

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,567 in aggregate principal amount and provides for a two-year term on amounts drawn. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at May 31, 2024. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at May 31, 2024, the Company borrowed $2,517 under the Credit Facility.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2024 and 2023 was as follows, in thousands of U.S. Dollars:

	Three Months Ended May 31,
	2024	2023
Net cash used in operating activities	$(3,915)	$(5,504)
Net cash used in investing activities	(176)	(2,122)
Net cash provided by (used in) financing activities	2,492	(16)
Effect of exchange rate changes on cash	(68)	21
Net decrease in cash	$(1,667)	$(7,621)

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2024, we used $3,915 in operations compared to $5,504 during the three-month period ended May 31, 2023. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities, partially offset by increased legal costs related to our partnerships with Reed and Ester.

Net Cash Used in Investing Activities

During the three months ended May 31, 2024, we used $176 in investing activities compared to $2,122 during the three-month period ended May 31, 2023. During the three months ended May 31, 2024, we made investments in intangible assets of $176, particularly in our patent technology in the United States and around the world. During the three months ended May 31, 2023, we made $2,023 in deposits on machinery and equipment for use in a commercial project, and we made investments in intangible assets of $99.

Net Cash Provided by (Used in) Financing Activities

During the three months ended May 31, 2024, we borrowed $2,517 under the Credit Facility and we repaid $25 of long-term debt. During the three months ended May 31, 2023, we repaid $16 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2024.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 29, 2024. No material changes to such risk factors have occurred during the three months ended May 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	By-laws, as amended to date	8-K	001-38301	April 10, 2018	3.1
10.1*	Share Purchase Agreement, dated May 30, 2024 by and between Loop Industries, Inc. and Reed Management SAS.	8-K	001-38301	June 4, 2024	10.1
10.2*+	Joint Venture Agreement, dated May 1, 2024, by and among Ester Industries Limited and Loop Industries, Inc.		Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

* Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Loop hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

+ Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized..

Date: July 15, 2024	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 15, 2024	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

