Form 10-Q
period 2024-08-31
Loop Industries, Inc.
filed 2024-10-15
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 001-38301

Loop Industries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-2094706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Fernand-Poitras Terrebonne,Québec, Canada J6Y 1Y4

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

Yes ☐   No ☒

As at October 14, 2024, there were 47,620,263 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Six months ended August 31, 2024

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	August 31, 2024	February 29, 2024

Assets
Current assets
Cash and cash equivalents	$1,395	$6,958
Sales tax, tax credits and other receivables (Note 3)	392	351
Inventories (Note 4)	81	102
Prepaid expenses and other deposits (Note 5)	492	577
Total current assets	2,360	7,988
Investment in joint venture	381	381
Property, plant and equipment, net (Note 6)	10,476	10,636
Intangible assets, net (Note 7)	1,786	1,548
Total assets	$15,003	$20,553

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$4,376	$2,321
Current portion of long-term debt (Note 10)	393	100
Unearned revenue (Note 11)	101	-
Total current liabilities	4,870	2,421
Due to customer	800	770
Long-term debt (Note 10)	4,499	3,220
Total liabilities	10,169	6,411

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,620,263 shares issued and outstanding (February 29, 2024 – 47,528,908) (Note 12)	5	5
Additional paid-in capital	185,868	171,792
Additional paid-in capital – Warrants	7,041	20,385
Accumulated deficit	(186,998)	(176,970)
Accumulated other comprehensive loss	(1,082)	(1,070)
Total stockholders’ equity	4,834	14,142
Total liabilities and stockholders’ equity	$15,003	$20,553

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Revenue from contracts with customers	$23	$54	$29	$81

Expenses :
Research and development (Note 13)	1,945	2,038	4,182	6,528
General and administrative (Note 14)	2,595	2,843	5,506	5,308
Depreciation and amortization (Notes 6 and 7)	129	136	266	268
Total expenses	4,669	5,017	9,954	12,104

Other loss (income) :
Interest and other financial expenses	119	44	179	98
Interest income	(6)	(219)	(132)	(318)
Foreign exchange loss (gain)	80	(38)	56	(52)
Total other loss (income)	193	(213)	103	(272)
Net loss	(4,839)	(4,750)	(10,028)	(11,751)

Other comprehensive loss -
Foreign currency translation adjustment	43	84	(12)	104
Comprehensive loss	$(4,796)	$(4,666)	$(10,040)	$(11,647)
Net loss per share
Basic and diluted	$(0.10)	$(0.10)	$(0.21)	$(0.25)
Weighted average common shares outstanding
Basic and diluted	47,573,302	47,521,187	47,554,357	47,518,645

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2024
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, May 31, 2024	47,538,745	$5	1	$-	$172,162	$20,385	$(182,159)	$(1,125)	$9,268
Issuance of shares upon the vesting of restricted stock units (Note 15)	81,518	-	-	-	-	-	-	-	-
Expiration of warrants (Note 17)	-	-	-	-	13,344	(13,344)	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	148	-	-	-	148
Restricted stock units issued for services (Note 15)	-	-	-	-	214	-	-	-	214
Foreign currency translation	-	-	-	-	-	-	-	43	43
Net loss	-	-	-	-	-	-	(4,839)	-	(4,839)
Balance, August 31, 2024	47,620,263	$5	1	$-	$185,868	$7,041	$(186,998)	$(1,082)	$4,834

Going Concern (Note 1)

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2023
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, May 31, 2023	47,521,187	$5	1	$-	$170,725	$20,385	$(162,884)	$(1,121)	$27,110
Stock options issued for services (Note 15)	-	-	-	-	172	-	-	-	172
Restricted stock units issued for services (Note 15)	-	-	-	-	216	-	-	-	216
Foreign currency translation	-	-	-	-	-	-	-	84	84
Net loss	-	-	-	-	-	-	(4,750)	-	(4,750)
Balance, August 31, 2023	47,521,187	$5	1	$-	$171,113	$20,385	$(167,634)	$(1,037)	$22,832

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Six months ended August 31, 2024
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 28, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the vesting of restricted stock units (Note 15)	91,355	-	-	-	-	-	-	-	-
Expiration of warrants (Note 17)	-	-	-	-	13,344	(13,344)	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	295	-	-	-	295
Restricted stock units issued for services (Note 15)	-	-	-	-	437	-	-	-	437
Foreign currency translation	-	-	-	-	-	-	-	(12)	(12)
Net loss	-	-	-	-	-	-	(10,028)	-	(10,028)
Balance, August 31, 2024	47,620,263	$5	1	$-	$185,868	$7,041	$(186,998)	$(1,082)	$4,834

Going Concern (Note 1)

	Six Months Ended August 31, 2023
	Common stock par value $0.0001		Series A preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders' Equity
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Note 15)	51,963	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	333	-	-	-	333
Restricted stock units issued for services (Note 15)	-	-	-	-	410	-	-	-	410
Foreign currency translation	-	-	-	-	-	-	-	104	104
Net loss	-	-	-	-	-	-	(11,751)	-	(11,751)
Balance, August 31, 2023	47,521,187	$5	1	$-	$171,113	$20,385	$(167,634)	$(1,037)	$22,832

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Six Months Ended August 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(10,028)	$(11,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	266	268
Stock-based compensation expense (Note 15)	732	743
Accretion expense (Note 10)	57	36
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	(39)	(114)
Inventories (Note 4)	21	(175)
Prepaid expenses (Note 5)	84	510
Accounts payable and accrued liabilities (Note 9)	2,031	(522)
Customer deposits	-	(12)
Unearned revenue (Note 11)	101	-
Net cash used in operating activities	(6,775)	(11,017)

Cash Flows from Investing Activities
Deposits on equipment (Note 5)	-	(5,065)
Additions to intangible assets (Note 7)	(325)	(225)
Net cash used in investing activities	(325)	(5,290)

Cash Flows from Financing Activities
Borrowings under credit facility (Note 10)	1,587	-
Repayment of long-term debt (Note 10)	(50)	(32)
Net cash (used) provided by financing activities	1,537	(32)

Effect of exchange rate changes	-	113
Net decrease in cash	(5,563)	(16,226)
Cash, cash equivalents and restricted cash, beginning of period	6,958	30,591
Cash, cash equivalents and restricted cash, end of period	$1,395	$14,365

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$132	$43
Interest received	$201	$213

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2024 and 2023

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 29, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2025, or for any other period.

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

Since its inception, the Company has been in the pre-commercialization stage with no material revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at August 31, 2024, the Company’s available liquidity was $2,403, consisting of cash and cash equivalents of $1,395 and an undrawn amount on a senior loan facility from a Canadian bank of $1,008. Also, current liabilities exceeded current assets by $2,510 as at August 31, 2024.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date.

Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on this assessment, it is estimated that the Company has sufficient liquidity to cover expected cash outflows until end of November 2024, by which time management believes the financing with Reed (see Note 18 for additional details) will be completed, and that the remaining closing conditions will have been addressed. This is expected to provide an initial amount of $11,080 (€10,000), with further amounts at future dates. To secure the Company’s liquidity in the event of timing delays in funding, certain insiders have committed to provide bridge financing of $2,000 if necessary. Notwithstanding, these events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt, equity, and/or joint ventures, and/or government incentive programs and/or customers. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan. The Company is seeking to finalize the negotiation of previously announced financing initiatives on acceptable terms (see Note 18 for additional details), however, there is no assurance it will succeed.

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

Unearned revenue

Unearned revenue represents obligations to our customers for which payment has been received in advance of the delivery of goods or performance of services. Such revenue is recognized on the balance sheet as a contract liability until we fulfill our contractual obligations.

The timing of revenue recognition is based upon the transfer of control of the specified goods or services to the customer. For goods, this typically occurs at the time of shipment or delivery, depending on the terms of the contract. For services, revenue is recognized as the services are performed, either at a point in time or over a specified period.

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

For the three- and six-month periods ended August 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2024, the potentially dilutive securities consisted of 2,771,216 outstanding stock options (2023 – 2,782,000), 4,461,818 outstanding restricted stock units (2023 – 4,417,688), and 2,357,407 outstanding warrants (2023 – 7,089,400).

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual periods beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our financial statement disclosures. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our financial statement disclosures.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at August 31, 2024 and February 29, 2024 were as follows:

	August 31, 2024	February 29, 2024
Sales tax	$189	$75
Research and development tax credits	196	160
Interest income receivable	-	70
Other receivables	7	46
	$392	$351

4. Inventories

Inventories as at August 31, 2024 and February 29, 2024 were as follows:

	August 31, 2024	February 29, 2024
Finished goods	$523	$552
Work in process	347	333
Raw materials	13	34
Allowance for inventory write-down	(802)	(817)
	$81	$102

As at August 31, 2024 and February 29, 2024, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin. Work in process inventories consist of recycled monomers (dimethyl terephthalate (“rDMT”) and monoethylene glycol (“rMEG”), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers can be polymerized into Loop™ PET. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process. As at August 31, 2024 and February 29, 2024, finished goods and work in process inventories were presented at their net realizable value, while raw materials were presented at average cost. As at August 31, 2024, the Company recorded an allowance for inventory write-down of $802 (February 29, 2024 – $817) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months.

5. Prepaid Expenses and Other Deposits

Prepaid expenses and other deposits as at August 31, 2024 and February 29, 2024 were as follows:

	August 31, 2024	February 29, 2024
Insurance	$348	$449
Other	144	128
	$492	$577

As of August 31, 2023, the Company had placed non-refundable cash deposits totaling $5,065 on long-lead equipment intended for use in the initial Infinite Loop™ manufacturing facility. By February 29, 2024, this equipment had been received, and the corresponding amount was transferred to Machinery & Equipment on our balance sheet.

6. Property, Plant and Equipment, Net

	As at August 31, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment(1)	$8,460	$-	$8,460
Building	1,837	(404)	1,433
Land	227	-	227
Building and Land Improvements	1,864	(1,611)	253
Office equipment and furniture	277	(174)	103
	$12,665	(2,189)	10,476

(1)

The equipment, which is being held in storage, and can be utilized in a commercial facility, is presented in machinery and equipment at cost and is currently not being amortized. As at August 31, 2024 there were no indicators of impairment of the equipment.

	As at February 29, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment	$8,460	$-	$8,460
Building	1,827	(371)	1,456
Land	226	-	226
Building and Land Improvements	1,853	(1,472)	381
Office equipment and furniture	275	(162)	113
	$12,641	$(2,005)	$10,636

Depreciation expense for the three- and six-month periods ended August 31, 2024 amounted to $79 and $170, respectively (2023 – $101 and $201).

7. Intangible Assets, Net

Intangible assets as at August 31, 2024 and February 29, 2024 were $1,786 and $1,548, respectively.

During the six-month periods ended August 31, 2024 and 2023, we made additions relating to patent application costs to intangible assets of $325 and $225, respectively.

Amortization expense for the three- and six-month periods ended August 31, 2024 amounted to $50 and $96, respectively (2023 – $35 and $67).

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at August 31, 2024 and February 29, 2024:

	Fair Value at August 31, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$4,892	$4,952	Level 2
Due to customer	$800	$800	Level 2

	Fair Value at February 29, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,320	$3,377	Level 2
Due to customer	$770	$770	Level 2

The fair value of cash, restricted cash, due to customer, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2024 and February 29, 2024 were as follows:

	August 31, 2024	February 29, 2024
Trade accounts payable	$2,435	$602
Accrued employee compensation	793	801
Accrued engineering fees	319	511
Accrued professional fees	592	274
Other accrued liabilities	237	133
	$4,376	$2,321

10. Long‑Term Debt

Long-term debt as of August 31, 2024 and February 29, 2024, was comprised of the following:

	August 31, 2024	February 29, 2024
Investissement Québec financing facility:
Principal amount	$3,335	$3,353
Unamortized discount	(175)	(191)
Accrued interest	145	158
Total Investissement Québec financing facility	3,305	3,320
Less: current portion of long-term debt	(393)	(100)
	2,912	3,220
Credit facility	1,587	-
Long-term debt, net of current portion	$4,499	$3,220

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2024 in the amount of $29 and $59, respectively (2023 – $22 and $43) and an accretion expense of $14 and $27, respectively (2023 – $18 and $36). During the six-month period ended August 31, 2024, the Company made repayments of $50 (2023 – $32) on the Investissement Québec loan.

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,594 (CDN $3,500) in aggregate principal amount and provides for a two-year term on amounts drawn. The Credit Facility is collateralized by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at August 31, 2024. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at August 31, 2024, the Company borrowed $1,587 under the Credit Facility. The Company recorded interest expense on the Credit Facility for the three- and six-month periods ended August 31, 2024 in the amount of $61 and $62, respectively (2023 – nil and nil)

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2025	$50
February 28, 2026	686
February 28, 2027	2,273
February 29, 2028	686
February 28, 2029	686
Thereafter	686
Total	$5,067

11. Unearned revenue

As at August 31, 2024, unearned revenue was $101 (2023 – nil), comprised of a payment received from a customer while the Company has not yet fulfilled its obligation to deliver rPET.

12. Stockholders’ Equity

Common Stock

For the period ended August 31, 2024	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	91,355	-
Balance, August 31, 2024	47,620,263	$5

For the period ended August 31, 2023	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Balance, August 31, 2023	47,521,187	$5

During the six months ended August 31, 2024, the Company recorded the following common stock transaction:

(i)	The Company issued 91,355 shares of the common stock to settle restricted stock units that vested in the period.

During the six months ended August 31, 2023, the Company recorded the following common stock transaction:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended August 31, 2024 and 2023 were as follows:

	August 31, 2024	August 31, 2023
Employee compensation	$993	$1,373
External engineering	651	141
Plant and laboratory operating expenses	197	447
Tax credits	(49)	(22)
Other	153	99
	$1,945	$2,038

Research and development expenses for the six-month periods ended August 31, 2024 and 2023 were as follows:

	August 31, 2024	August 31, 2023
Employee compensation	$2,138	$2,819
Machinery and equipment expenditures	3	1,236
External engineering	1,279	1,297
Plant and laboratory operating expenses	467	916
Tax credits	(35)	(47)
Other	330	307
	$4,182	$6,528

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended August 31, 2024 and 2023 were as follows:

	August 31, 2024	August 31, 2023
Employee compensation	$816	$880
Insurance	476	709
Professional fees	1,007	912
Other	296	342
	$2,595	$2,843

General and administrative expenses for the six-month periods ended August 31, 2024 and 2023 were as follows:

	August 31, 2024	August 31, 2023
Employee compensation	$1,692	$1,713
Insurance	968	1,412
Professional fees	2,262	1,531
Other	584	652
	$5,506	$5,308

15. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company’s stock options during the three-month periods ended August 31, 2024 and 2023:

	2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,971,216	$4.95	2,782,000	$5.08
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(200,000)	0.80	-	-
Expired	-	-	-	-
Outstanding, end of period	2,771,216	$5.25	2,782,000	$5.08
Exercisable, end of period	1,890,000	$6.39	1,670,000	$6.84

The following tables summarizes the continuity of the Company’s stock options during the six-month periods ended August 31, 2024 and 2023:

	2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,772,000	$5.10	2,542,000	$5.27
Granted	199,216	2.89	240,000	3.11
Exercised	-	-	-	-
Forfeited	(200,000)	0.80	-	-
Expired	-	-	-	-
Outstanding, end of period	2,771,216	$5.25	2,782,000	$5.08
Exercisable, end of period	1,890,000	$6.39	1,670,000	$6.84

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the six-month period ended August 31, 2024 and 2023 were as follows:

	2024	2023
Exercise price	$2.89	$3.11
Risk-free interest rate	4.09%	3.84%
Expected dividend yield	0%	0%
Expected volatility	73%	79%
Expected life	7 years	3 years

During the three-month periods ended August 31, 2024 and 2023, stock-based compensation expense attributable to stock options amounted to $148 and $172, respectively. During the six-month periods ended August 31, 2024 and 2023, stock-based compensation expense attributable to stock options amounted to $295 and $333, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended August 31, 2024 and 2023:

	2024		2023
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,399,060	$6.49	4,306,655	$6.61
Granted	144,276	2.09	115,364	3.17
Settled	(81,518)	6.55	-	-
Forfeited	-	-	(4,331)	8.21
Outstanding, end of period	4,461,818	$6.35	4,417,688	$6.52
Outstanding vested, end of period	1,761,421	$5.86	1,635,241	$6.22

The following table summarizes the continuity of the restricted stock units during the six-month periods ended August 31, 2024 and 2023:

	2024		2023
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,368,897	$6.53	3,888,618	$7.09
Granted	184,276	2.25	585,364	2.93
Settled	(91,355)	6.74	(51,963)	8.66
Forfeited	-	-	(4,331)	8.21
Outstanding, end of period	4,461,818	$6.35	4,417,688	$6.52
Outstanding vested, end of period	1,761,421	$5.86	1,635,241	$6.22

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended August 31, 2024 and 2023, stock-based compensation attributable to RSUs amounted to $214 and $216, respectively. During the six-month periods ended August 31, 2024 and 2023, stock-based compensation attributable to RSUs amounted to $437 and $410, respectively.

Stock-Based Compensation Expense

During the three-month periods ended August 31, 2024 and 2023, stock-based compensation included in research and development expenses amounted to $131 and $155, respectively, and in general and administrative expenses amounted to $231 and $233, respectively. During the six-month periods ended August 31, 2024 and 2023, stock-based compensation included in research and development expenses amounted to $261 and $315, respectively, and in general and administrative expenses amounted to $471 and $428, respectively.

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the six-month periods ended August 31, 2024 and 2023:

	2024	2023
	Number of units*	Number of units*
Authorized, beginning of period	848,244	120,486
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(383,492)	(825,364)
Units forfeited	200,000	4,331
Units expired	-	-
Authorized, end of period	2,164,752	799,453

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

17. Warrants

During the six-month period ended August 31, 2024, warrants for the purchase of 4,714,813 shares of our common stock, each with an exercise price of $15.00, expired, and warrants for the purchase of 17,180 shares of our common stock, each with an exercise price of $11.00 also expired.

18. Contractual agreements

Agreement with Reed Management SAS (“Reed”)

On May 30, 2024, the Company and Reed, a European investment firm, entered into definitive binding agreements, subject to certain closing conditions, for an investment of €35 million from Reed to fund the global commercialization of the Infinite Loop™ Technology and have agreed to form a 50/50 joint venture for the European deployment of Loop’s technology.

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

The closing of the transaction is subject to the fulfillment of certain closing conditions, principally the conditions that (i) Reed shall have completed its first capital raising for its fund; and (ii) Loop shall have received a binding financing commitment from a governmental agency.

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

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and the Company will be the exclusive seller and marketing agent of the India JV’s products. Ester and the Company will work in collaboration on all financing activities for the India JV pursuant to the terms of the agreement. Pursuant to the terms of the relevant governing documents, Loop and Ester parties are required to obtain debt for a minimum of 60% of the total installed cost of the Infinite Loop™ manufacturing facility in India and will each contribute 50% of the initial equity capital of the India JV.

Agreement with SK Geo Centric Co. Ltd. (“SKGC”)

On April 27, 2023, the Company and SKGC entered into an agreement to build Infinite Loop™ manufacturing facilities in Asia. Pursuant to the agreement, the Company and SKGC agreed to form a new entity, which will be headquartered in Singapore. To date, no amounts have been contributed by the Company to the new entity.

19. Subsequent event

Distribution from Joint Venture

The carrying value of the Company’s investment in Indorama Loop Technologies, LLC (“ILT”), its joint venture with Indorama Ventures Holdings LP, USA (“Indorama”), was $381 as at August 31, 2024, which represented the Company’s 50% portion of the cash balance in ILT. On October 9, 2024, ILT distributed a total of $735 in cash to the Company and Indorama, of which $368 was received by the Company. The carrying value of the Company’s investment ILT was $13 after the distribution.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection them, (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as at the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Currently, the DMT market is largely dominated by a few key players, leaving limited options for customers and high market concentration. Additionally, the market is experiencing a global shortage of DMT, amplifying market challenges and creating a pressing need for alternative sources. The introduction of Loop’s rDMT has the potential to shift the market dynamic by offering a sustainable alternative to traditional DMT produced from fossil fuels.

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

Under the terms of the agreement, which was signed following the completion by Reed of extensive operational, technical, ESG, and legal due diligence, Reed is to provide capital as follows:

•	€10M investment in a Convertible Preferred Security (“CPS”) to be issued by Loop, bearing a 13% PIK dividend rate and 5-year term; and
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

On July 31, 2024, Reed and Societe Generale announced that Societe Generale has agreed to acquire 75% of Reed and provide funding for Reed initially amounting to €250 million, which can be further increased to €350 million. This transaction, which is subject to customary closing conditions including regulatory approval, would secure Reed’s funding for its planned investments, including the financing package for Loop.

We are expecting that the remaining closing conditions will have been addressed, and that the financing will be completed in November 2024.  This is expected to provide the initial tranche of €10 million, with further amounts at future dates. Although the Company anticipates its current liquidity position to be sufficient to cover expenses until the end of November 2024, in order to secure the Company’s liquidity in the event of timing delays in funding, certain insiders have committed to provide bridge financing of $2,000 if necessary.

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

The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking, expected to occur by the end of the current fiscal year. Feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced. Additionally, following the completion of a detailed land study by an external engineering firm, the India JV partners have identified the Gujarat province of India as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO2 emissions and close proximity to waste PET and polyester feedstocks. Construction is expected to be completed by the end of 2026, with commercial operations commencing in early 2027.

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

The expanded partnership intends to combine SKGC’s petrochemical manufacturing experience with Suez's resource management expertise and Loop’s breakthrough proprietary technology to supply up to 70,000 M/T of virgin quality, 100% recycled PET plastic and polyester fiber to the European market. The planned Infinite Loop™ facility is designed to offer a solution to consumer goods companies which have committed to goals for significantly increased use of recycled content in their products and/or packaging and help to meet the growing demand for recycled PET resin and polyester fiber.

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

We have completed our basic design package for the Infinite Loop™ full-scale manufacturing facilities. The engineering philosophy we have adopted is “design one, build many.” This approach allows for the basic design package to be used as the base engineering platform for all future geographical expansion. We believe this approach allows for quick execution, speed to market, and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 M/T of rDMT and 23,000 M/T of rMEG, or 70,000 M/T of PET resin output per year, or a combination thereof. Permitting, site and regulatory considerations may impact plant capacity.

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

The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking, expected to occur by the end of the current fiscal year. Feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced and the partners have engaged an external firm to source and secure the land for the facility. Construction is expected to be completed by the end of 2026, with commercial operations commencing in early 2027. Loop anticipates receiving an annual technology license fee from the Infinite Loop™ manufacturing facility in India.

We are also focused on our planned joint venture projects with SKGC in Asia and Europe to build and operate Infinite Loop™ manufacturing facilities producing and selling Loop™ PET resin and polyester fiber. These projects leverage SKGC’s engineering and operational infrastructure. In addition, the joint venture projects are anticipated to provide Loop with an annual technology licensing fee. SKGC is committed to commercializing Loop’s technology as the underpinning of its sustainable plastics strategy. Loop is working collaboratively with SKGC to put in place a financing plan for the rollout of large-scale manufacturing in Asia and Europe, including the planned Asian manufacturing facility in Ulsan, South Korea.

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

The global expansion plan for our technology will allow our customers, mostly comprised of CPG brand companies, apparel companies, and chemical companies, to integrate Loop™ PET resin, polyester fiber, rDMT and rMEG into their products and packaging. We believe as countries around the globe continue to increase sustainability targets and recycled content mandates, our customers will increase the use of sustainably produced materials into their products.

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

Human Capital

As of August 31, 2024, we had 50 employees of which 18 work in research and development, 20 in engineering and operations, and 12 in administrative functions.

Results of Operations

The following table summarizes our operating results for the three-month periods ended August 31, 2024 and 2023, in thousands of U.S. Dollars.

	Three months ended August 31,
	2024	2023	Change favorable / (unfavorable)
Revenue from contracts with customers	$23	$54	$(31)

Expenses
Research and development
External engineering	651	141	(510)
Employee compensation	862	1,218	356
Stock-based compensation	131	155	24
Plant and laboratory operating expenses	197	447	250
Tax credits	(49)	(22)	27
Other	153	99	(54)
Total research and development	1,945	2,038	93

General and administrative
Professional fees	1,007	912	(95)
Employee compensation	585	647	62
Stock-based compensation	231	233	2
Insurance	476	709	233
Other	296	342	46
Total general and administrative	2,595	2,843	248

Depreciation and amortization	129	136	7
Interest and other financial expenses	119	44	(75)
Interest income	(6)	(219)	(213)
Foreign exchange loss (gain)	80	(38)	(119)
Total expenses	4,862	4,804	(58)
Net loss	$(4,839)	$(4,750)	$(88)

Second Quarter Ended August 31, 2024

Revenues

Revenues for the three-month period ended August 31, 2024 decreased $31 to $23, as compared to $54 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended August 31, 2024 decreased $93 to $1,945, as compared to $2,038 for the same period in 2023. The decrease was primarily attributable to a $356 decrease in employee compensation, and a $250 decrease in plant and laboratory expenses at our Terrebonne Facility. These decreases were partially offset by a $510 increase in external engineering costs for design work for our Infinite Loop™ manufacturing process.

General and administrative expenses

General and administrative expenses for the three-month period ended August 31, 2024 decreased $248 to $2,595, as compared to $2,843 for the same period in 2023. The decrease was primarily attributable to a $233 decrease in insurance expenses which is mainly attributable to a favourable renewal of D&O insurance.

Net Loss

The net loss for the three-month period ended August 31, 2024 increased $88 to $4,839, as compared to $4,750 for the same period in 2023. The increase is primarily due to the $213 decrease in interest income and the $119 increase in foreign exchange, partially offset by the $248 decrease in general and administrative expenses.

Six Months Ended August 31, 2024

The following table summarizes our operating results for the six-month periods ended August 31, 2024 and 2023, in thousands of U.S. Dollars.

	Six months ended August 31,
	2024	2023	Change
Revenue from contracts with customers	$29	$81	$(52)

Expenses
Research and development
External engineering	1,279	1,297	18
Employee compensation	1,877	2,504	627
Machinery and equipment expenditures	3	1,236	1,233
Stock-based compensation	261	315	54
Plant and laboratory operating expenses	467	916	449
Tax credits	(35)	(47)	(12)
Other	330	307	(23)
Total research and development	4,182	6,528	2,346

General and administrative
Professional fees	2,262	1,531	(731)
Employee compensation	1,221	1,285	64
Stock-based compensation	471	428	(43)
Insurance	968	1,412	444
Other	584	652	68
Total general and administrative	5,506	5,308	(198)

Depreciation and amortization	266	268	2
Interest and other financial expenses	179	98	(81)
Interest income	(132)	(318)	(186)
Foreign exchange loss (gain)	56	(52)	(108)
Total expenses	10,057	11,832	1,775
Net loss	$(10,028)	$(11,751)	$1,723

Revenues

Revenues for the six-month period ended August 31, 2024 decreased $52 to $29, as compared to $81 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the six-month period ended August 31, 2024 decreased $2,346 to $4,182, as compared to $6,528 for the same period in 2023. The decrease was primarily attributable to a $1,223 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $681 decrease in employee compensation expenses, including stock-based compensation, and a $449 decrease in plant and laboratory expenses to operate our Terrebonne Facility.

General and administrative expenses

General and administrative expenses for the six-month period ended August 31, 2024 increased $198 to $5,506, as compared to $5,308 for the same period in 2023. The increase was primarily attributable to a $731 increase in professional fees, partially offset by a decrease in insurance expenses of $444.

Net Loss

The net loss for the six-month period ended August 31, 2024 decreased $1,723 to $10,028, as compared to $11,751 for the same period in 2023. The decrease is primarily due to the decrease in research and development expenses of $2,346, partially offset by $198 increase in research and development expenses, a $186 decrease in interest income, and a $108 increase in foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with no material revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. Therefore, the Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $1,395 and an undrawn senior loan facility from a Canadian bank of $1,008 at August 31, 2024. Also, current liabilities exceeded current assets by $2,510 as at August 31, 2024. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on this assessment, it is estimated that the Company has sufficient liquidity to cover expected cash outflows until end of November 2024, by which time management believes the financing with Reed will be completed, and that the remaining closing conditions will have been addressed. This is expected to provide an initial amount of $11,080 (€10,000), with further amounts at future dates. To secure the Company’s liquidity in the event of timing delays in funding, certain insiders have committed to provide bridge financing of $2,000 if necessary. Notwithstanding, these events and conditions are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern and accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

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

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,410. We received the first disbursement in the amount of $1,638 on February 21, 2020 and the second disbursement in the amount of $1,772 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan’s interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the Financing Facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available under the Financing Facility after the second disbursement.

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

Under the terms of the Financing Facility, Investissement Québec was also issued warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $339. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec, which expired in February 2023. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec, which expired in August 2024

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,594 in aggregate principal amount and provides for a two-year term on amounts drawn. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at August 31, 2024. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at August 31, 2024, the Company borrowed $1,587 under the Credit Facility.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six months ended August 31, 2024 and 2023 was as follows, in thousands of U.S. Dollars:

	Six Months Ended August 31,
	2024	2023
Net cash used in operating activities	$(6,775)	$(11,017)
Net cash used in investing activities	(325)	(5,290)
Net cash provided by (used in) financing activities	1,537	(32)
Effect of exchange rate changes on cash	-	113
Net decrease in cash	$(5,563)	$(16,226)

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2024, we used $6,775 in operations compared to $11,017 during the six-month period ended August 31, 2023. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility, partially offset by increased legal costs related to our partnerships with Reed and Ester.

Net Cash Used in Investing Activities

During the six months ended August 31, 2024, we used $325 in investing activities compared to $5,290 during the six-month period ended August 31, 2023. During the three-month period ended August 31, 2023, we made $5,065 in deposits on long-lead equipment for use in a commercial project. During the six-month period ended August 31, 2024, we made investments in intangible assets of $325, as compared to $225 for the same period in 2023, particularly in our patent technology in the United States and around the world.

Net Cash Provided by (Used in) Financing Activities

During the six months ended August 31, 2024, we borrowed $1,587 under the Credit Facility and we repaid $50 of long-term debt. During the six months ended August 31, 2023, we repaid $32 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2024.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 29, 2024. No material changes to such risk factors have occurred during the three months ended August 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: October 15, 2024	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 15, 2024	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

