Form 10-Q
period 2024-11-30
Loop Industries, Inc.
filed 2025-01-14
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

As at January 13, 2024, there were 47,620,263 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Nine months ended November 30, 2024

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	November 30, 2024	February 29, 2024

Assets
Current assets
Cash and cash equivalents	$323	$6,958
Sales tax, tax credits and other receivables (Note 3)	200	351
Inventories (Note 4)	78	102
Prepaid expenses (Note 5)	393	577
Total current assets	994	7,988
Investment in joint venture	13	381
Property, plant and equipment, net (Note 6)	1,864	10,636
Intangible assets, net (Note 7)	1,808	1,548
Total assets	$4,679	$20,553

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$5,086	$2,321
Credit facility (Note 10)	2,372	-
Unearned revenue (Note 11)	102	-
Current portion of long-term debt (Note 12)	519	100
Total current liabilities	8,079	2,421
Due to customer	816	770
Long-term debt (Note 12)	2,667	3,220
Total liabilities	11,562	6,411

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,620,263 shares issued and outstanding (February 29, 2024 – 47,528,908) (Note 13)	5	5
Additional paid-in capital	186,198	171,792
Additional paid-in capital – Warrants	7,041	20,385
Accumulated deficit	(198,910)	(176,970)
Accumulated other comprehensive loss	(1,217)	(1,070)
Total stockholders’ equity	(6,883)	14,142
Total liabilities and stockholders’ equity	$4,679	$20,553

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Revenue from contracts with customers	$52	$26	$81	$108

Expenses :
Research and development (Note 14)	1,377	1,833	5,559	8,361
General and administrative (Note 15)	2,148	2,458	7,654	7,767
Impairment of machinery & equipment (Note 6)	8,460	-	8,460	-
Depreciation and amortization (Notes 6 and 7)	132	131	398	400
Total expenses	12,117	4,422	22,071	16,528

Other loss (income) :
Interest and other financial expenses	110	42	289	140
Interest income	(23)	(166)	(155)	(484)
Foreign exchange loss (gain)	(240)	(28)	(184)	(81)
Total other loss (income)	(153)	(152)	(50)	(425)
Net loss	(11,912)	(4,244)	(21,940)	(15,995)

Other comprehensive loss -
Foreign currency translation adjustment	(135)	(83)	(147)	21
Comprehensive loss	$(12,047)	$(4,327)	$(22,087)	$(15,974)
Net loss per share
Basic and diluted	$(0.25)	$(0.09)	$(0.46)	$(0.34)
Weighted average common shares outstanding
Basic and diluted	47,620,263	47,523,817	47,576,166	47,520,356

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended November 30, 2024
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital– Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, August 31, 2024	47,620,263	$5	1	$-	$185,868	$7,041	$(186,998)	$(1,082)	$4,834
Stock options issued for services (Note 16)	-	-	-	-	146	-	-	-	146
Restricted stock units issued for services (Note 16)	-	-	-	-	184	-	-	-	184
Foreign currency translation	-	-	-	-	-	-	-	(135)	(135)
Net loss	-	-	-	-	-	-	(11,912)	-	(11,912)
Balance, November 30, 2024	47,620,263	$5	1	$-	$186,198	$7,041	$(198,910)	$(1,217)	$(6,883)

(in thousands of U.S. dollars, except for share data)	Three months ended November 30, 2023
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, August 31, 2023	47,521,187	$5	1	$-	$171,113	$20,385	$(167,634)	$(1,037)	$22,832
Issuance of shares upon the exercise of stock options (Note 16)	7,721	-	-	-	-	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	168	-	-	-	168
Restricted stock units issued for services (Note 16)	-	-	-	-	229	-	-	-	229
Foreign currency translation	-	-	-	-	-	-	-	(83)	(83)
Net loss	-	-	-	-	-	-	(4,244)	-	(4,244)
Balance, November 30, 2023	47,528,908	$5	1	$-	$171,510	$20,385	$(171,878)	$(1,120)	$18,902

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Nine months ended November 30, 2024
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital –Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the vesting of restricted stock units (Note 16)	91,355	-	-	-	-	-	-	-	-
Expiration of warrants (Note 18)	-	-	-	-	13,344	(13,344)	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	441	-	-	-	441
Restricted stock units issued for services (Note 16)	-	-	-	-	621	-	-	-	621
Foreign currency translation	-	-	-	-	-	-	-	(147)	(147)
Net loss	-	-	-	-	-	-	(21,940)	-	(21,940)
Balance, November 30, 2024	47,620,263	$5	1	$-	$186,198	$7,041	$(198,910)	$(1,217)	$(6,883)

	Nine Months Ended November 30, 2023
	Common stock		Series A preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital -Warrants	Accumulated Deficit	Comprehensive (Loss)	Stockholders’ Equity
Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the vesting of restricted stock units (Note 16)	51,963	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Note 16)	7,721	-	-	-	-	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	501	-	-	-	501
Restricted stock units issued for services (Note 16)	-	-	-	-	639	-	-	-	639
Foreign currency translation	-	-	-	-	-	-	-	21	21
Net loss	-	-	-	-	-	-	(15,995)	-	(15,995)
Balance, November 30, 2023	47,528,908	$5	1	$-	$171,510	$20,385	$(171,878)	$(1,120)	$18,902

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Nine Months Ended November 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(21,940)	$(15,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	398	400
Stock-based compensation expense (Note 16)	1,062	1,140
Impairment of machinery & equipment (Note 6)	8,460	-
Accretion expense (Note 12)	87	53
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	144	670
Inventories (Note 4)	21	(210)
Prepaid expenses (Note 5)	180	147
Accounts payable and accrued liabilities (Note 9)	2,851	(955)
Customer deposits	-	(12)
Unearned revenue (Note 11)	102	-
Net cash used in operating activities	(8,635)	(14,762)

Cash Flows from Investing Activities
Deposits on equipment	-	(5,065)
Distribution from equity investment	368	-
Additions to property, plant and equipment (Note 6)	-	(10)
Additions to intangible assets (Note 7)	(454)	(378)
Net cash used in investing activities	(86)	(5,453)

Cash Flows from Financing Activities
Borrowings under credit facility (Note 10)	2,372	-
Repayment of long-term debt (Note 12)	(60)	(47)
Net cash (used) provided by financing activities	2,312	(47)

Effect of exchange rate changes	(226)	37
Net decrease in cash	(6,635)	(20,225)
Cash, cash equivalents and restricted cash, beginning of period	6,958	30,591
Cash, cash equivalents and restricted cash, end of period	$323	$10,366

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$ -	$-
Interest paid	$214	$63
Interest received	$224	$347

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine Months Ended November 30, 2024 and 2023

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 29, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and nine-month periods ended November 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2025, or for any other period.

All monetary amounts in these notes to the condensed consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

2. Summary of Significant Accounting Policies

Liquidity risk assessment

Since its inception, the Company has been in the pre-commercialization stage with no material revenues from customers, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. As at November 30, 2024, the Company’s available liquidity was $450, consisting of cash and cash equivalents of $323 and an undrawn amount on a senior credit facility from a Canadian bank of $127. Also, current liabilities exceeded current assets by $7,085 as at November 30, 2024.

On December 23, 2024, the Company received cash proceeds of $20,790 from the closing of transactions with Reed Management SAS (“Reed”), consisting of the issuance of Series B Convertible Preferred Stock and its first technology licensing agreement (see Note 20 for additional details).

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. Based on this assessment and considering the $20,790 proceeds received on December 23, 2024, management is comfortable that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for no less than twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives of property, plant and equipment and intangible assets, recoverability of property, plant and equipment, recoverability of tax credits receivable, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

For the three- and nine-month periods ended November 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2024, the potentially dilutive securities consisted of 2,771,216 outstanding stock options (2023 – 2,772,000), 4,448,179 outstanding restricted stock units (2023 – 4,417,688), and 2,357,407 outstanding warrants (2023 – 7,089,400).

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual period beginning after December 15, 2024, which for the Company will be the annual period ending February 28, 2026. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our financial statement disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual period ending February 28, 2025. Management is currently evaluating the impact that the updated standard will have on our financial statement disclosures.

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, Joint Venture Formations, which requires joint ventures to apply a new basis of accounting by measuring assets and liabilities at fair value upon formation. The amendments address diversity in practice by establishing requirements for recognition and measurement of net assets and liabilities on the formation date. The updated standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.

3. Sales Tax, Tax Credits and Other Receivables

Sales tax, research and development tax credits and other receivables as at November 30, 2024 and February 29, 2024 were as follows:

	November 30, 2024	February 29, 2024
Sales tax	$127	$75
Research and development tax credits	57	160
Interest income receivable	-	70
Other receivables	16	46
	$200	$351

4. Inventories

Inventories as at November 30, 2024 and February 29, 2024 were as follows:

	November 30, 2024	February 29, 2024
Finished goods	$515	$552
Work in process	315	333
Raw materials	10	34
Allowance for inventory write-down	(762)	(817)
	$78	$102

As at November 30, 2024 and February 29, 2024, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin. Work in process inventories consist of recycled monomers (dimethyl terephthalate (“rDMT”) and monoethylene glycol (“rMEG”), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers can be polymerized into Loop™ PET. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process. As at November 30, 2024 and February 29, 2024, finished goods and work in process inventories were presented at their net realizable value, while raw materials were presented at average cost. As at November 30, 2024, the Company recorded an allowance for inventory write-down of $762 (February 29, 2024 – $817) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months.

5. Prepaid Expenses

Prepaid expenses as at November 30, 2024 and February 29, 2024 were as follows:

	November 30, 2024	February 29, 2024
Insurance	$233	$449
Other	160	128
	$393	$577

6. Property, Plant and Equipment, Net

	As at November 30, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,770	(404)	1,366
Land	218	-	218
Building and Land Improvements	1,795	(1,608)	187
Office equipment and furniture	266	(173)	93
	$12,509	$(10,645)	$1,864

	As at February 29, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment	$8,460	$-	$8,460
Building	1,827	(371)	1,456
Land	226	-	226
Building and Land Improvements	1,853	(1,472)	381
Office equipment and furniture	275	(162)	113
	$12,641	$(2,005)	$10,636

Depreciation expense for the three- and nine-month periods ended November 30, 2024 amounted to $79 and $249, respectively (2023 – $93 and $295).

During the three-month period ended November 30, 2024 the Company recorded an impairment charge for machinery and equipment of $8,460. This impairment was due to the termination of the joint venture arrangement between the Company and SK Geo Centric Co. Ltd. (“SKGC”) under which they had intended to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea (see note 20 for additional details). The Company plans to utilize the equipment in a future commercial production facility. However, the deployment plans for the use of this equipment are not fully developed at this time and therefore the carrying value of the equipment was considered to be impaired, resulting in an expense of $8,460 being recognized in the three-month period ended November 30, 2024.

7. Intangible Assets, Net

Intangible assets as at November 30, 2024 and February 29, 2024 were $1,808 and $1,548, respectively.

During the nine-month periods ended November 30, 2024 and 2023, we made additions relating to patent application costs to intangible assets of $454 and $378, respectively.

Amortization expense for the three- and nine-month periods ended November 30, 2024 amounted to $53 and $149, respectively (2023 – $38 and $105).

8. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at November 30, 2024 and February 29, 2024:

	Fair Value at November 30, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,186	$3,248	Level 2
Due to customer	$816	$816	Level 2

	Fair Value at February 29, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt	$3,320	$3,377	Level 2
Due to customer	$770	$770	Level 2

The fair value of cash, restricted cash, due to customer, credit facility, other receivables, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2024 and February 29, 2024 were as follows:

	November 30, 2024	February 29, 2024
Trade accounts payable	$3,509	$602
Accrued employee compensation	837	801
Accrued engineering fees	314	511
Accrued professional fees	293	274
Other accrued liabilities	133	133
	$5,086	$2,321

10. Credit Facility

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,498 (CDN $3,500) in aggregate principal amount and provides for a two-year term on amounts drawn. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Credit Facility is collateralized by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly, with which the Company was not in compliance as at November 30, 2024. On December 12, 2024, the Company received a waiver from the bank, confirming they have no intention of demanding payment, provided that the Company receives capital injections for at least CDN $10,000 by December 31, 2024 and CDN $10,000 by January 31, 2025. The Company received $20,790 from Reed on December 23, 2024 which meets the requirements set forth in the waiver (see Note 20 for additional details). As at November 30, 2024, the Company borrowed $2,372 under the Credit Facility. The Company recorded interest expense on the Credit Facility for the three- and nine-month periods ended November 30, 2024 in the amount of $41 and $86, respectively (2023 – nil and nil).

11. Unearned revenue

As at November 30, 2024, unearned revenue was $102 (2023 – nil), comprised of a payment received from a customer while the Company has not yet fulfilled its obligation to deliver rPET.

12. Long‑Term Debt

Long-term debt as of November 30, 2024 and February 29, 2024, was comprised of the following:

	November 30, 2024	February 29, 2024
Investissement Québec financing facility:
Principal amount	$3,206	$3,353
Unamortized discount	(156)	(191)
Accrued interest	136	158
Total Investissement Québec financing facility	3,186	3,320
Less: current portion of long-term debt	(519)	(100)
Long-term debt, net of current portion	$2,667	$3,220

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and nine-month periods ended November 30, 2024 in the amount of $29 and $87, respectively (2023 – $21 and $63) and an accretion expense of $13 and $41, respectively (2023 – $18 and $53). During the nine-month period ended November 30, 2024, the Company made repayments of $60 (2023 – $47) on the Investissement Québec loan.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2025	$20
February 28, 2026	664
February 28, 2027	664
February 29, 2028	664
February 28, 2029	665
Thereafter	665
Total	$3,342

13. Stockholders’ Equity

Common Stock

For the period ended November 30, 2024	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	91,355	-
Balance, November 30, 2024	47,620,263	$5

For the period ended November 30, 2023	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Issuance of shares upon the exercise of stock options	7,721	-
Balance, November 30, 2023	47,528,908	$5

During the nine months ended November 30, 2024, the Company recorded the following common stock transaction:

(i)	The Company issued 91,355 shares of the common stock to settle restricted stock units that vested in the period.

During the nine months ended November 30, 2023, the Company recorded the following common stock transaction:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 7,721 shares of the common stock to settle stock options exercised in the period.

14. Research and Development Expenses

Research and development expenses for the three-month periods ended November 30, 2024 and 2023 were as follows:

	November 30, 2024	November 30, 2023
Employee compensation	$876	$1,268
Machinery and equipment expenditures	41	4
External engineering	86	262
Plant and laboratory operating expenses	210	322
Patent legal fees	98	66
Tax credits	(34)	(221)
Other	100	132
	$1,377	$1,833

Research and development expenses for the nine-month periods ended November 30, 2024 and 2023 were as follows:

	November 30, 2024	November 30, 2023
Employee compensation	$3,014	$4,087
Machinery and equipment expenditures	44	1,240
External engineering	1,365	1,558
Plant and laboratory operating expenses	677	1,238
Patent legal fees	246	254
Tax credits	(69)	(269)
Other	282	253
	$5,559	$8,361

15. General and Administrative Expenses

General and administrative expenses for the three-month periods ended November 30, 2024 and 2023 were as follows:

	November 30, 2024	November 30, 2023
Employee compensation	$799	$835
Insurance	453	645
Professional fees	595	720
Other	301	258
	$2,148	$2,458

General and administrative expenses for the nine-month periods ended November 30, 2024 and 2023 were as follows:

	November 30, 2024	November 30, 2023
Employee compensation	$2,491	$2,548
Insurance	1,421	2,058
Professional fees	2,858	2,251
Other	884	910
	$7,654	$7,767

16. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company’s stock options during the three-month periods ended November 30, 2024 and 2023:

	2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,771,216	$5.25	2,782,000	$5.08
Granted	-	-	-	-
Exercised	-	-	(10,000)	0.80
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,771,216	$5.25	2,772,000	$5.10
Exercisable, end of period	2,040,000	$6.12	1,810,000	$6.53

The following tables summarizes the continuity of the Company’s stock options during the nine-month periods ended November 30, 2024 and 2023:

	2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,772,000	$5.10	2,542,000	$5.27
Granted	199,216	2.89	240,000	3.11
Exercised	-	-	(10,000)	0.80
Forfeited	(200,000)	0.80	-	-
Expired	-	-	-	-
Outstanding, end of period	2,771,216	$5.25	2,772,000	$5.10
Exercisable, end of period	2,040,000	$6.12	1,810,000	$6.53

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the nine-month period ended November 30, 2024 and 2023 were as follows:

	2024	2023
Exercise price	$2.89	$3.11
Risk-free interest rate	4.09%	3.84%
Expected dividend yield	0%	0%
Expected volatility	73%	79%
Expected life	7 years	3 years

During the three-month periods ended November 30, 2024 and 2023, stock-based compensation expense attributable to stock options amounted to $146 and $168, respectively. During the nine-month periods ended November 30, 2024 and 2023, stock-based compensation expense attributable to stock options amounted to $441 and $501, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended November 30, 2024 and 2023:

	2024		2023
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,461,818	$6.35	4,417,688	$6.52
Granted	-	-	-	-
Settled	-	-	-	-
Forfeited	(13,639)	4.43	-	-
Outstanding, end of period	4,448,179	$6.36	4,417,688	$6.52
Outstanding vested, end of period	1,761,421	$5.86	1,635,241	$6.22

The following table summarizes the continuity of the restricted stock units during the nine-month periods ended November 30, 2024 and 2023:

	2024		2023
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,368,897	$6.53	3,888,618	$7.09
Granted	184,276	2.25	585,364	2.93
Settled	(91,355)	6.74	(51,963)	8.66
Forfeited	(13,639)	4.43	(4,331)	8.21
Outstanding, end of period	4,448,179	$6.36	4,417,688	$6.52
Outstanding vested, end of period	1,761,421	$5.86	1,635,241	$6.22

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended November 30, 2024 and 2023, stock-based compensation attributable to RSUs amounted to $184 and $229, respectively. During the nine-month periods ended November 30, 2024 and 2023, stock-based compensation attributable to RSUs amounted to $621 and $639, respectively.

Stock-Based Compensation Expense

During the three-month periods ended November 30, 2024 and 2023, stock-based compensation included in research and development expenses amounted to $106 and $161, respectively, and in general and administrative expenses amounted to $224 and $236, respectively. During the nine-month periods ended November 30, 2024 and 2023, stock-based compensation included in research and development expenses amounted to $367 and $476, respectively, and in general and administrative expenses amounted to $695 and $664, respectively.

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

The following table summarizes the continuity of the Company’s Equity Incentive Plan units that were authorized for issuance as at and during the nine-month periods ended November 30, 2024 and 2023:

	2024	2023
	Number of units*	Number of units*
Authorized, beginning of period	848,244	120,486
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(383,492)	(825,364)
Units forfeited	213,639	4,331
Units expired	-	-
Authorized, end of period	2,178,391	799,453

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

18. Warrants

During the nine-month period ended November 30, 2024, warrants for the purchase of 4,714,813 shares of our common stock, each with an exercise price of $15.00, expired, and warrants for the purchase of 17,180 shares of our common stock, each with an exercise price of $11.00 also expired.

19. Contractual agreements

Strategic partnership with Ester Industries Ltd. (“Ester”)

On May 1, 2024, the Company entered into an agreement with Ester, a manufacturer of polyester films and specialty polymers in India, to form a 50/50 joint venture based in India (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology. To date, no amounts have been contributed by the Company to the India JV.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and the Company will be the exclusive seller and marketing agent of the India JV’s products. Ester and the Company are contacted to work in collaboration on all financing activities for the India JV pursuant to the terms of the agreement. Pursuant to the terms of the relevant governing documents, Loop and Ester parties are required to obtain debt for a minimum of 60% of the total installed cost of the Infinite Loop™ manufacturing facility in India and will each contribute 50% of the initial equity capital of the India JV.

20. Subsequent events

Amended Agreement with Reed Management SAS (“Reed”)

On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed Management SAS (“Reed”), which amends the original Share Purchase Agreement dated May 30, 2024. To facilitate the closing of the transactions contemplated by the Amended Agreement, a simplified joint-stock company is in the process of being incorporated under French law (“Infinite Loop Europe”), to be owned 90% by Reed and 10% by Loop.

On December 23, 2024, the Company closed the financing and licensing transactions contemplated by the Amended Agreement. The Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock at $10.00 per share to Reed Circular Economy (“RCE”), an affiliate of Reed. Additionally, the Company entered into a License Agreement with RCE, acting on behalf of Infinite Loop Europe, granting a non-transferable, royalty-bearing license to use Loop’s proprietary depolymerization technology for one facility within Europe.

The Company received total cash proceeds of $20,790 (€20,000) on December 23, 2024.

Terminated Agreement with SKGC

Effective January 14, 2025, Loop and SKGC have mutually agreed to terminate their joint venture agreement executed by the parties on April 27, 2023 to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, market trends, and the effectiveness of the Company’s internal control over financial reporting. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection them, (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

Agreement with Reed Management SAS (“Reed”)

 On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed, a European investment firm focused on high impact and technology-enabled infrastructure majority-owned by the bank Societe General. The Amended Agreement amends the original Share Purchase Agreement dated May 30, 2024 previously reported by the Company in a current report on Form 8-K filed on June 4, 2024. To facilitate the closing of the transactions contemplated by the Amended Agreement and to develop Infinite Loop™ manufacturing facilities in Europe, a simplified joint-stock company is in the process of being incorporated under French law (“Infinite Loop Europe”), to be owned 90% by Reed and 10% by Loop.

On December 23, 2024, the Company closed the financing and licensing transactions contemplated by the Amended Agreement. The Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock at $10.00 per share to Reed Circular Economy (“RCE”), an affiliate of Reed. Additionally, the Company entered into a License Agreement with RCE, acting on behalf of Infinite Loop Europe (in process of incorporation), granting a non-transferable, royalty-bearing license to use Loop's proprietary depolymerization technology for one facility within Europe.

The Company received total cash proceeds of $20,790 (€20,000) on December 23, 2024. The Company anticipates entering into a Securityholders Agreement with RCE to establish the framework for the governance, ownership, and operations of Infinite Loop Europe upon completion of its incorporation.

Key terms of the Series B Convertible Preferred Stock include:

•	13% PIK dividend rate
•	5-year term
•	Convertible to Loop common stock at $4.75 per share or redeemable in cash

We believe the financing and licensing transactions mark a pivotal step in Loop’s commercialization strategy, enabling the deployment of its patented recycling technology across Europe and supporting capital investment in cost-effective manufacturing regions, including its joint venture in India with strategic partner Ester Industries Ltd. Proceeds from these transactions are intended to be used to fund the Indian project and Loop’s operational cash flow needs.

Under the expected terms of the partnership with RCE, Loop retains the right to increase its equity stake in the European manufacturing facility, as well as potential future facilities, to a maximum of 50% for each facility. The license is to build one Infinite Loop™ manufacturing facility in Europe. Future facilities under this partnership would require the purchase of additional technology licenses from Loop.

We believe the license sale underscores the commercial readiness of Loop’s technology, validated by four years of successful operations at its Terrebonne facility, which supplies bottle-grade PET resin for consumer packaging and textile (“T2T”) polyester fiber to advance circular fashion for apparel brands. Loop is committed to expanding the reach of its proven solution to the plastic waste global issue by partnering with well-financed, reliable customers through technology licenses and engineering services. This strategy allows Loop to address global demand in regions where it does not plan to build facilities, driving further growth and value creation while focusing Loop’s internal resources and capital on direct equity investments.

Strategic partnership with Ester Industries Ltd. (“Ester”)

On May 1, 2024 Loop entered into an agreement with Ester, one of India’s leading manufacturers of polyester films and specialty polymers, to form a 50/50 India joint venture (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce a unique product offering of lower carbon footprint rPET, rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology, in order to meet strong growth in demand from leading global brands in different sectors, including strong demand for T2T polyester fiber to enable circular fashion for apparel brands.

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop’s Terrebonne Facility for global brand companies over the last four years. The India JV intends to leverage the complementary skill set of each partner by combining Loop’s innovative technology and global customer relationships with Ester’s nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking.

The Infinite Loop™ India facility is expected to produce 70,000 tonnes of rDMT and 23,000 tonnes of rMEG annually and Ester will toll convert the rDMT and rMEG into various grades of specialty polymers, including T2T polyester fiber grade rPET and bottle-grade rPET, offering chemical companies a simple drop-in supplement and circular alternative.

We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing. Loop and Ester anticipate that initial funding required to finance the India JV for the purposes of construction, development and operationalization of the project along with initial working capital requirements for the business is expected to be $165 million which is expected to be financed by a combination of debt and equity capital. Ester and Loop will each contribute 50% of the initial equity capital of the India JV.

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

The development of the India facility continues to progress well towards groundbreaking. Following the completion of a detailed land study by an external engineering firm, the India JV partners have identified the Gujarat province of India as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO2 emissions and close proximity to waste PET and polyester feedstocks. Additionally, feedstock sourcing for the facility, in which there is abundant supply from textile waste in India, is well advanced. Two globally recognized firms have been engaged for two key mandates for the India JV. A globally renowned engineering firm has been entrusted with the local engineering work, while a Big Four accounting firm has been appointed to lead the debt syndication process.

Groundbreaking is currently expected to occur in the second quarter of 2025, with construction completion expected by late 2026 and commercial operations projected to commence in 2027.

Termination of Partnership with SK Geo Centric (“SKGC”)

Effective January 14, 2025, Loop and SKGC have mutually agreed to terminate their joint venture agreement executed by the parties on April 27, 2023 to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. This joint decision reflected Loop’s strategy to focus capital deployment in low-cost jurisdictions and prioritize a licensing and engineering services model in higher cost countries, as well as a strategic restructuring and re-orientation within the SK Group.

Although SKGC currently intends to maintain its financial investment in Loop and continues to have the right to nominate a director on Loop’s Board of Directors (the “Board”), Mr. Jonghyuk Lee resigned from the Board on January 13, 2025 with immediate effect, due to a change in his role within the restructured SKGC organization.

Suspension of European partnership with SUEZ Group (“Suez”) and SKGC

On September 10, 2020, we announced a strategic partnership with Suez, with the objective to build the first Infinite Loop™ manufacturing facility in Europe. On June 16, 2022, Loop, together with Suez and SKGC, announced that the three companies would become equal participants in the strategic partnership. The Company, Suez and SKGC have mutually agreed to suspend the project, and Loop will now continue to develop commercialization plans in Europe through its partnership with Reed as discussed above.

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

On May 1, 2024, we announced our strategic partnership with Ester to build and operate an Infinite Loop™ manufacturing facility in India which will produce a unique product offering of lower carbon footprint rPET, rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology, in order to meet strong growth in demand from leading global brands in different sectors, including strong demand for T2T polyester fiber to enable circular fashion for apparel brands. Loop has a well-established working relationship with Ester, which has nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking.

Demand from leading global brands in different sectors continues to rise, including strong demand for textile-to-textile polyester fiber to enable circular fashion for apparel brands.

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

Human Capital

As of November 30, 2024, we had 50 employees of which 21 work in research and development, 17 in engineering and operations, and 12 in administrative functions.

Results of Operations

The following table summarizes our operating results for the three-month periods ended November 30, 2024, and 2023, in thousands of U.S. Dollars.

	Three months ended November 30,
	2024	2023	Change favorable / (unfavorable)
Revenue from contracts with customers	$52	$26	$26

Expenses
Research and development
External engineering	86	262	176
Employee compensation	770	1,107	337
Stock-based compensation	106	161	55
Machinery and equipment expenditures	41	4	(37)
Plant and laboratory operating expenses	210	322	112
Patent legal fees	98	66	(32)
Tax credits	(34)	(221)	(187)
Other	100	132	32
Total research and development	1,377	1,833	456

General and administrative
Professional fees	595	720	125
Employee compensation	576	599	23
Stock-based compensation	224	236	12
Insurance	453	645	192
Other	300	258	(42)
Total general and administrative	2,148	2,458	310

Depreciation and amortization	132	131	(1)
Impairment of assets	8,460	-	(8,460)
Interest and other financial expenses	110	42	(68)
Interest income	(23)	(166)	(143)
Foreign exchange loss (gain)	(240)	(28)	212
Total expenses	11,964	4,270	(7,694)
Net loss	$(11,912)	$(4,244)	$(7,668)

Third Quarter Ended November 30, 2024

Revenues

Revenues for the three-month period ended November 30, 2024, increased $26 to $52, as compared to $26 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the three-month period ended November 30, 2024, decreased $456 to $1,377, as compared to $1,833 for the same period in 2023. The decrease was primarily attributable to a $392 decrease in employee compensation, including stock-based compensation, and a $176 decrease in external engineering costs for design work for our Infinite Loop™ manufacturing process. These decreases were partially offset by a $187 decrease in tax credits related to our scientific research and experimental development claim.

General and administrative expenses

General and administrative expenses for the three-month period ended November 30, 2024, decreased $310 to $2,148, as compared to $2,458 for the same period in 2023. The decrease was primarily attributable to a $192 decrease in insurance expenses which is mainly attributable to a favourable renewal of D&O insurance.

Impairment of assets

Impairment of assets expense increased by $8,460 for the three-month period ended November 30, 2024, reflecting an impairment charge for machinery and equipment of $8,460. This impairment was due to the termination of the joint venture arrangement between the Company and SKGC under which they had intended to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. The Company plans to utilize the equipment in a future commercial production facility. However, the deployment plans for the use of this equipment are not fully developed at this time and therefore the carrying value of the equipment was considered to be impaired, resulting in an expense of $8,460 being recognized in the three-month period ended November 30, 2024.

Net Loss

The net loss for the three-month period ended November 30, 2024, increased $7,668 to $11,912, as compared to $4,244 for the same period in 2023. The increase is primarily due to the impairment of equipment of $8,460, offset by the $456 decrease in research and development expenses and the $310 decrease in general and administrative expenses.

Nine Months Ended November 30, 2024

The following table summarizes our operating results for the nine-month periods ended November 30, 2024, and 2023, in thousands of U.S. Dollars.

	Nine months ended November 30,
	2024	2023	Change
Revenue from contracts with customers	$81	$108	$(27)

Expenses
Research and development
External engineering	1,365	1,558	193
Employee compensation	2,647	3,611	964
Machinery and equipment expenditures	44	1,240	1,196
Stock-based compensation	367	476	109
Plant and laboratory operating expenses	677	1,238	561
Patent legal fees	246	254	8
Tax credits	(69)	(269)	(200)
Other	282	253	(29)
Total research and development	5,559	8,361	2,802

General and administrative
Professional fees	2,858	2,251	(607)
Employee compensation	1,796	1,884	88
Stock-based compensation	695	664	(31)
Insurance	1,421	2,058	637
Other	884	910	26
Total general and administrative	7,654	7,767	113

Depreciation and amortization	398	400	2
Impairment of assets	8,460	-	(8,460)
Interest and other financial expenses	289	140	(149)
Interest income	(155)	(484)	(329)
Foreign exchange loss (gain)	(184)	(81)	103
Total expenses	22,021	16,103	(5,918)
Net loss	$(21,940)	$(15,995)	$(5,945)

Revenues

Revenues for the nine-month period ended November 30, 2024, decreased $27 to $81, as compared to $108 for the same period in 2023. The revenues resulted from the delivery of initial volumes to customers of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility.

Research and Development

Research and development expense for the nine-month period ended November 30, 2024, decreased $2,802 to $5,559, as compared to $8,361 for the same period in 2023. The decrease was primarily attributable to a $1,196 decrease in purchases of machinery and equipment for the Terrebonne Facility, a $1,073 decrease in employee compensation expenses, including stock-based compensation, and a $561 decrease in plant and laboratory expenses to operate our Terrebonne Facility.

General and administrative expenses

General and administrative expenses for the nine-month period ended November 30, 2024, decreased $113 to $7,654, as compared to $7,767 for the same period in 2023. The decrease was primarily attributable to a decrease in insurance expenses of $637, partially offset by a $607 increase in professional fees.

Impairment of assets

Impairment of assets expense increased by $8,460 for the nine-month period ended November 30, 2024, reflecting an impairment charge for machinery and equipment of $8,460. This impairment was due to the termination of the joint venture arrangement between the Company and SKGC under which they had intended to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. The Company plans to utilize the equipment in a future commercial production facility. However, the deployment plans for the use of this equipment are not fully developed at this time and therefore the carrying value of the equipment was considered to be impaired, resulting in an expense of $8,460 being recognized in the three-month period ended November 30, 2024.

Net Loss

The net loss for the nine-month period ended November 30, 2024, increased $5,945 to $21,940, as compared to $15,995 for the same period in 2023. The increase is primarily due to the impairment of equipment of $8,460, which was offset by a decrease in research and development expenses of $2,802.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with no material revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to develop and plan for commercialization. To date, we have been successful in raising capital to finance our ongoing operations. Our liquidity position consists of cash and cash equivalents on hand of $323 and an undrawn senior loan facility from a Canadian bank of $127 at November 30, 2024. Also, current liabilities exceeded current assets by $7,085 as at November 30, 2024.

As disclosed above, on December 23, 2024, the Company received proceeds of $20,790 from the closing of transactions with Reed, consisting of the issuance of Series B Convertible Preferred Stock and its first technology licensing agreement. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows Based on this assessment and considering the $20,790 proceeds received on December 23, 2024, management is comfortable that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for no less than twelve months from the issuance date of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing plants is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. However, there is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,283. We received the first disbursement in the amount of $1,577 on February 21, 2020 and the second disbursement in the amount of $1,706 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan’s interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the Financing Facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available under the Financing Facility after the second disbursement.

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

On September 18, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modified the repayments of the principal amount (the “Third Financing Facility Amendment”). As per the Third Financing Facility Amendment, the Company will benefit from a partial capital moratorium period from September 1, 2024 to March 1, 2025 resulting in payments of $18 for this period. Following the moratorium period, the principal amount will be repayable in 60 equal consecutive monthly installments until February 28, 2030. Monthly capitalized interest payments will continue as scheduled. The Third Financing Facility Amendment did not modify any other terms of the Financing Facility.

Under the terms of the Financing Facility, Investissement Québec was also issued warrants to purchase shares of our common stock in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $339. On February 21, 2020, upon the receipt of the first disbursement under this facility, we issued a warrant to purchase 15,153 shares of common stock at a price of $11.00 to Investissement Québec, which expired in February 2023. On August 26, 2021, upon the receipt of the second disbursement under this facility, we issued a warrant to purchase 17,180 shares of common stock at a price of $11.00 to Investissement Québec, which expired in August 2024.

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,498 in aggregate principal amount and provides for a two-year term on amounts drawn. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly, with which the Company was not in compliance as at November 30, 2024. On December 12, 2024, the Company received a waiver from the bank, confirming they have no intention of demanding payment, provided that the Company receives capital injections of at least CDN $10,000 by December 31, 2024 and CDN $10,000 by January 31, 2025. The Company received $20,790 from Reed on December 23rd, 2024 which meets the requirements set forth in the waiver. As at November 30, 2024, the Company borrowed $2,372 under the Credit Facility.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine months ended November 30, 2024 and 2023 was as follows, in thousands of U.S. Dollars:

	Nine Months Ended November 30,
	2024	2023
Net cash used in operating activities	$(8,635)	$(14,762)
Net cash used in investing activities	(86)	(5,453)
Net cash provided by (used in) financing activities	2,312	(47)
Effect of exchange rate changes on cash	(226)	37
Net decrease in cash	$(6,635)	$(20,255)

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2024, we used $8,635 in operations compared to $14,762 during the nine-month period ended November 30, 2023. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility, partially offset by increased legal costs related to our partnerships with Reed and Ester.

Net Cash Used in Investing Activities

During the nine months ended November 30, 2024, we used $86 in investing activities compared to $5,453 during the nine-month period ended November 30, 2023. During the nine-month period ended November 30, 2023, we made $5,065 in deposits on long-lead equipment for use in a commercial project. During the nine-month period ended November 30, 2024, we made investments in intangible assets of $454, as compared to $378 for the same period in 2023, particularly in our patent technology in the United States and around the world. Also, during the nine-month period ended November 30, 2024 we received a cash distribution of $368 from our JV with Indorama.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended November 30, 2024, we borrowed $2,372 under the Credit Facility and we repaid $60 of long-term debt. During the nine months ended November 30, 2023, we repaid $47 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2024.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our Annual Report on Form 10-K, filed on May 29, 2024. No material changes to such risk factors have occurred during the three months ended November 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

a) The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.02 Termination of a Material Definitive Agreement.” of Form 8-K.

As previously reported in the current report on Form 8-K filed with the SEC on May 2, 2023, on April 27, 2023, the Company and SKGC entered into a joint venture agreement regarding, among other things, the construction and operation of an Infinite Loop™ manufacturing facility in Ulsan, South Korea. On January 14, 2025, this agreement was mutually terminated by the parties in accordance with its terms. This joint decision reflected Loop’s strategy to focus capital deployment in low-cost jurisdictions and prioritize a licensing and engineering services model in higher-cost countries, as well as a strategic restructuring and reorientation within the SK Group. There is no penalty incurred by either party as a result of the termination.

SKGC is a shareholder of the Company, currently holding common stock representing approximately 9.9% of the Company’s outstanding shares of common stock, and is also a party to an investor rights agreement among SKGC, the Company, and Daniel Solomita, dated July 29, 2021 (the “Investor Rights Agreement”).  Under this agreement, SKGC continues to retain the right to nominate a director to the Company’s board of directors following Mr. Jonghyuk Lee’s resignation as described below.

b) The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On January 13, 2025, Mr. Jonghyuk Lee, as the initial designee under the Investor Rights Agreement, resigned from the board of directors of the Company with immediate effect.  This resignation was due to a change in his role within the restructured SKGC organization, and not because of a disagreement with the Company on any matter relating to its operations, policies or practices.

c) Insider trading arrangements

During the three months ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: January 14, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 14, 2025	By:	/s/ Fady Mansour
	Name:	Fady Mansour
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

