Form 10-K
period 2025-02-28
Loop Industries, Inc.
filed 2025-05-29
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

As at August 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $38,219,401. As at May 28, 2025, there were 47,718,350 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, and market and industry trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection to them, (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts including trade disputes and increasing protectionist measures that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

PET is an acronym for polyethylene terephthalate, which is a thermoplastic polymer resin of the polyester family showing excellent tensile and impact strength, chemical resistance, clarity, and processability, and reasonable thermal stability. It is typically produced through the reaction of terephthalic acid or DMT and MEG. PET is the material which is most commonly used for the production of plastic packaging, including plastic bottles for water and carbonated soft drinks, containers for food and other consumer products; it is commonly identified by the number “1”, often inside an image of a triangle, on the packaging. PET is also the specific type of polyester most commonly used to produce polyester fiber for a variety of applications including textiles, clothing and apparel.

rPET, rDMT and rMEG are acronyms for recycled PET, DMT and MEG.

$ refers to U.S. dollars unless otherwise indicated.

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

ITEM 1. BUSINESS

Overview

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles, packaging, and textiles such as carpets and clothing, into its base building block monomers, DMT and MEG. The monomers are separated, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop™ PET plastic and polyester fiber can be recycled infinitely without degradation of quality, helping to close the plastic loop. Loop Industries is committed to contributing to the global movement towards a circular economy by reducing plastic waste and recovering waste plastic for a sustainable future.

Loop plans to commercialize the Infinite Loop™ technology through a combination of direct investments with strategic partners to own and operate commercial facilities and the licensing of its technology.

As the initial phase of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we constructed and have successfully operated our Terrebonne, Québec depolymerization production facility (the “Terrebonne Facility”) for the past five years, demonstrating the effectiveness of our technology and supplying Loop PET resin and polyester fiber to customers. The facility is also used for research and development activities.

Loop is currently executing on its commercialization strategy through two key strategic partnerships. The Company is advancing towards the construction of an Infinite Loop™ manufacturing facility in India through its 50/50 joint venture in India with Ester Industries Ltd. (“Ester”). The facility’s planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. In addition, the Company sold its first technology license to Reed Management SAS, known as Reed Societe Generale Group, for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of €10 million with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe, an entity to be owned 10% by Loop and 90% by Reed Societe Generale Group, was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. These initiatives represent key steps in implementing the Company's plan to deploy its proprietary depolymerization technology in global markets.

Background

Industry Background and Competitive Landscape

PET resin is primarily derived from fossil fuel-based monomers and is referred to as “virgin PET” when used for packaging and “virgin polyester” when used for fibers. PET is widely used in packaging, especially for beverage bottles and food containers, due to its excellent barrier properties, durability, and food safety profile. Virgin polyester fiber is also the dominant synthetic fiber in the textile industry, valued for its strength, durability, wrinkle resistance, and versatility in apparel, home furnishings, and industrial applications.

Despite growing regulatory and consumer pressure for sustainable alternatives, most of the PET and polyester fiber used globally today is still comprised of fossil fuel-based monomers. In many applications, virgin material is still preferred or required, either alone or blended with recycled content, in order to meet quality specifications. As a result, the global markets for both PET packaging and polyester fiber remain heavily dependent on fossil fuels, underscoring the need for scalable, cost-effective recycling technologies that can produce high-quality PET and polyester fiber from waste plastic.

Mechanical recycling is the most common method for recycling PET waste. This multi-step physical process transforms waste PET into reusable materials. The process begins with the collection of waste PET bottles and packaging through various systems, such as curbside programs and deposit returns. The waste is sorted at materials recovery facilities to separate PET from other plastics or materials, then compressed into bales.

The bales are broken down and the waste PET shredded into flakes after removal of contaminants like stones, sand, metals, labels, and bottle caps. These flakes undergo rigorous washing and cleaning stages, often using hot water and detergents, to remove dirt, adhesives, and residues. Separation techniques like flotation and air classification are then used to eliminate remaining impurities, and the flakes are dried. Next, the flakes may go through optical color sorting to produce rPET for higher value uses such as clear beverage bottles. The cleaned flakes are then melted at high temperatures, extruded, and cut into uniform pellets. For applications like food-grade packaging, the rPET pellets typically undergo further processing to ensure compliance with safety and quality standards for direct food contact.

We believe mechanically recycled PET faces significant challenges in meeting the quality specifications and increasing volume requirements driven by brand commitments and regulatory pressures. Impurities like labels, adhesives, and other types of plastic contained in the waste feedstock compromise the purity of the rPET. While sorting and cleaning technologies help, they are not always effective enough to produce consistently high-quality recycled material. Feedstock limitations also exist because certain PET products, such as colored or multi-layered packaging, are challenging to process mechanically while maintaining quality and consistency, leading to them being sent to landfill or incineration.

A key challenge in mechanical recycling is the degradation of PET’s physical properties with each recycling cycle. Processes like shredding, washing, and melting can break down polymer chains, reducing strength and clarity, often leading to “downcycling” where the rPET is limited to lower-value applications rather than being recycled back into bottles or food packaging. Due to the progressive degradation of material properties and the accumulation of impurities, PET can typically only be mechanically recycled a limited number of times before its quality is too poor for further processing or valuable applications. The quality of mechanically recycled PET can vary considerably and often require blending with virgin PET to meet performance standards. This inconsistency poses difficulties for manufacturers aiming to incorporate rPET into products, particularly for demanding applications like food packaging.

Mechanical recycling does not effectively handle polyester fiber waste. A substantial portion of polyester fiber waste consists of polyester blended with other fibers like cotton or spandex, which mechanical processes are largely ineffective at separating. Additionally, waste polyester fiber often contains dyes, finishes, and other chemicals that cannot be removed through mechanical recycling. Today, most recycled polyester on the market is produced from recycled PET bottles and packaging. A significant portion of PET bottles collected for recycling is diverted into polyester fiber production for textile applications, rather than being recycled back into new bottles.

We believe these inherent limitations of mechanical recycling further re-enforce the need for depolymerization technologies capable of processing a wider range of PET and polyester fiber waste while yielding high-quality material. Depolymerization is a process in which plastics are broken down into their base monomers through chemical reactions, rather than being physically melted down and reprocessed as in mechanical recycling.

Among existing depolymerization technologies, we believe that Loop’s process offers advantages in handling more contaminated feedstock and in its scalability, which differentiates it from other available methods. This belief is supported by available technical information and due diligence on Loop’s technology carried out by multiple industry sources. To our knowledge, other existing depolymerization technologies often require high temperatures and pressures, resulting in substantial energy consumption and potential unwanted chemical reactions which can reduce the yield and purity of the recovered monomers.

Infinite Loop™ Technology

Our depolymerization technology breaks down waste PET and polyester fiber into its base monomers DMT and MEG. The monomers are purified and then recombined into virgin quality PET resin suitable for use in food-grade packaging and polyester fiber made from 100% recycled content. Our depolymerization operates at low temperature with no added pressure which enables a wider range of PET and polyester fiber to be recycled. Our technology can recycle a wide range of waste PET plastic bottles and packaging of any color, transparency or condition, as well as polyester textiles such as carpet and clothing that contain dyes, additives, or other textiles blended into the fabrics. We believe that our ability to use contaminated feedstocks that other recycling methods cannot process is an important advantage of our technology.

Loop’s depolymerization technology has the potential to create a closed-loop system for PET plastic and polyester fiber waste, whereby they can be recycled an infinite number of times without degrading the quality of the material, unlike mechanical recycling. This is because the DMT and MEG monomers  are purified back to their original state prior to being repolymerized.

The Infinite Loop™ Technology is also designed to provide a solution for recycling polyester textile waste, regardless of color or contamination, into 100% recycled virgin-quality polyester. Loop branded polyester fiber can be seamlessly integrated into existing supply chains and manufacturing processes. This closed-loop approach aims to offer a sustainable alternative for the textile industry, addressing the growing issue of textile waste while maintaining high quality and performance.

Loop has been operating its Terrebonne Facility for the past five years producing DMT and MEG. The facility has been achieving consistent monomer recovery, demonstrating the effectiveness of our technology and supplying customers with virgin quality PET resin for packaging and polyester fiber for textiles.

Agreements with Reed Societe Generale Group

On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed Societe Generale Group, a European investment firm focused on high impact and technology-enabled infrastructure majority-owned by the bank Societe Generale. The Amended Agreement amends the original Share Purchase Agreement dated May 30, 2024 previously reported by the Company in a current report on Form 8-K filed on June 4, 2024. A joint entity, which under French Law is referred to as a simplified joint-stock company, was incorporated (“Infinite Loop Europe”), to be owned 90% by Reed Societe Generale Group and 10% by Loop, with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. Pursuant to the Amended Agreement, the Company will enter into a Securityholders Agreement with RCE to establish the framework for the governance, ownership, and operations of Infinite Loop Europe.

On December 23, 2024, the Company received total cash proceeds of $20.8 million (€20.0 million) upon closing of the financing and licensing transactions contemplated by the Amended Agreement. The Company entered into a license agreement with RCE, acting on behalf of Infinite Loop Europe, granting a license to use Loop’s proprietary depolymerization technology for one facility within Europe. Pursuant to the terms of the license agreement, the Company received an initial upfront royalty payment of $10.4 million (€10.0 million), with additional milestone-based payments from Reed Societe Generale Group to follow. Additionally, the Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock (“Series B CPS”) at $10.00 per share to Reed Circular Economy (“RCE”), an affiliate of Reed Societe Generale Group for cash proceeds of $10.4 million (€10.0 million).

Key terms of the Series B CPS include:

•	13% PIK dividend rate
•	5-year term
•	Convertible to Loop common stock at $4.75 per share or redeemable in cash

We believe the licensing and financing transactions mark a pivotal step in Loop’s commercialization strategy, enabling the deployment of its patented recycling technology across Europe and supporting capital investment in cost-effective manufacturing regions, including its joint venture in India with strategic partner Ester. Proceeds from these transactions are being used to fund the India JV project and Loop’s operational cash flow needs.

We further believe the sale of our first license underscores the commercial readiness of Loop’s technology, which has been validated by five years of operations at its Terrebonne facility.

Under the agreed terms of the partnership with Reed Societe Generale Group, Loop retains the right to increase its equity stake in the European manufacturing facility, as well as potential future facilities, to a maximum of 50% for each facility. As the license is to build one Infinite Loop™ manufacturing facility in Europe, future facilities under this partnership would require the purchase of additional technology licenses from Loop.

Loop and Reed Societe Generale Group are actively assessing opportunities for the first Infinite Loop™ facility in Europe. Current activities include evaluating potential project locations, engaging with local and national governments to assess the availability of subsidies and incentives, and identifying potential strategic partners to support the execution of the project. In parallel, Loop is in the process of implementing a modular construction strategy, including the development of a standardized facility design and pre-fabrication approach aimed at reducing construction costs and timelines, with the objective of improving scalability for future projects across Europe and other regions with high construction costs.

Joint Venture with Ester

On May 1, 2024, Loop entered into an agreement with Ester, one of India’s leading manufacturers of polyester films and specialty polymers, to form a 50/50 India joint venture (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce 100% recycled Loop™ PET resin, using the Infinite Loop™ Technology, in order to meet growing demand from leading global brands in different sectors, including strong demand for textile-to-textile polyester fiber to enable circular fashion for apparel brands, a trend we have observed and anticipate to continue.

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop’s Terrebonne Facility for global brand companies over the last five years. The India JV intends to leverage the complementary skill sets of each partner by combining Loop’s innovative technology and global customer relationships with Ester’s nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking.

The planned production capacity of the Infinite Loop™ India facility is 70,000 tons per year of Loop branded PET resin and polyester fiber.

We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing. Loop and Ester made the decision to incorporate a continuous polymerization line at the Infinite Loop™ India facility. By integrating polymerization assets within the Infinite Loop™ India facility, we expect improved efficiency and lower operating costs with a minimal impact on overall project cost.

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of February 28, 2025, Loop and Ester had each made total equity contributions of $1.9 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and Loop will be the exclusive seller and marketing agent of the India JV’s products. Ester and Loop are working in collaboration on all financing activities for the India JV pursuant to the terms of the agreement.

The India JV will also enter into (i) a technology license agreement with Loop (the “Loop Technology License Agreement”), (ii) a service agreement with Ester, and (iii) a sales and marketing agreement with Loop, each on terms  mutually agreed upon by the parties. Pursuant to the Loop Technology License Agreement, the India JV will be granted an exclusive, subject to certain exceptions, license to exploit the Infinite Loop™ Technology in India at a royalty rate set forth in the Loop Technology License Agreement.

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the local engineering firm. This has resulted in Loop generating engineering services revenue of $0.4 million in the quarter ended February 28, 2025.

The development of the Infinite Loop™ India facility continues to progress towards groundbreaking. Following the completion of a detailed land study by an external engineering firm, the India JV partners have identified the Gujarat province of India as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO2 emissions and proximity to waste PET and polyester feedstocks. Additionally, feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced.

Two globally recognized firms are currently executing two key mandates for the India JV. A leading global advisory firm is leading the debt syndication process, while a globally renowned engineering firm is performing the local engineering work, supported by Loop’s engineering team. Based on the engineering study completed in May 2025, the estimated total investment cost for the facility, including continuous polymerization, financing costs during construction and initial working capital requirements, is expected to be approximately $176 million. Groundbreaking for the Infinite Loop™ India facility is now expected to occur in the second half of calendar 2025, with commercial operations projected to commence in calendar 2027.

Recent Product Activations

Loop has collaborated with multiple customers and prospective customers in recent and upcoming launches for products and product packaging incorporating Loop™ PET manufactured from monomers produced at the Terrebonne Facility. Most recently:

On February 23, 2025, Loop, Hyosung TNC (“Hyosung”), a complete sustainable textile solutions provider, and Pleatsmama, a sustainable fashion brand, announced a three-way collaboration to produce 100% recycled drawn textured yarn used in limited-edition handbags using Loop’s virgin-quality polyester produced using the Infinite Loop™ technology. Under this collaboration, Loop supplied 100% recycled, virgin-quality polyester chips, Hyosung transformed the Loop polyester chips into high-performance drawn textured yarn, and Pleatsmama crafted stylish, eco-friendly handbags emphasizing circular design principles.

Loop and On AG, the Swiss sportswear brand, collaborated to launch the Cloudeasy Cyclon shoe which was unveiled on May 21st, 2024. The upper of the Cloudeasy shoe is crafted with 100% recycled and infinitely recyclable yarn, using monomers that were produced at our Terrebonne Facility with the Infinite Loop™ technology. On AG is the first footwear company to launch a shoe using the Infinite Loop™ technology which enables fiber-to-fiber recycling. The Cloudeasy Cyclon shoe is part of On AG’s monthly subscription service Cyclon™ where customers receive, wear, and then return Cylon™ products, which are then recycled.

Loop continues to pursue opportunities for new activations and marketing campaigns with additional consumer goods brand and apparel companies.

Termination of Partnership with SKGC

Effective January 14, 2025, Loop and SK Geo Centric (“SKGC”) have mutually agreed to terminate their joint venture agreement executed by the parties on April 27, 2023 to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. This joint decision reflected Loop’s strategy to focus capital deployment in low-cost jurisdictions and prioritize a licensing and engineering services model in higher cost countries, as well as a strategic restructuring and re-orientation within the SK Group.

Although SKGC continues to have the right to nominate a director on Loop’s Board of Directors (the “Board”), Mr. Jonghyuk Lee resigned from the Board on January 13, 2025 with immediate effect, due to a change in his role within the restructured SKGC organization.

Suspension of European partnership with Suez and SKGC

On September 10, 2020, we announced a strategic partnership with SUEZ Group (“Suez”), with the objective to build the first Infinite Loop™ manufacturing facility in Europe. On June 16, 2022, Loop, together with Suez and SKGC, announced that the three companies would become equal participants in the strategic partnership. The Company, Suez and SKGC have mutually agreed to suspend the project. Loop currently plans to deploy its technology in Europe through its partnership with Reed Societe Generale Group as discussed above.

Market Opportunity

In the past years, we have seen major consumer brands make significant commitments to close the loop on their plastic use by transitioning their packaging and textile applications to recyclable materials like PET, and by incorporating more recycled content into their products. We believe Loop™ PET resin and polyester fiber provides the ideal solution for these brands because it is recyclable and is made from 100% recycled PET and polyester fiber waste, while being virgin-quality and suitable for use in food-grade packaging, packaging applications in the pharmaceutical industry and polyester fiber.

Due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin quality of Loop™ branded PET resin and its marketability to enhance the sustainability credentials of consumer brands that incorporate it, we believe we will be able to sell Loop™ branded PET resin at a premium price relative to virgin and mechanically recycled PET resin.

In 2023, global production of PET plastic and polyester fiber totaled an estimated 101 million metric tons. Supported by steady growth across the packaging and textile industries, total production volumes are expected to rise to approximately 135 million metric tons by 2032, reflecting a weighted average compound annual growth rate of 3.5%.

We believe plastic pollution and climate change continue to be the most persistently covered environmental issues by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution, which initiated the formation of the Intergovernmental Negotiating Committee (INC), tasked with crafting a legally binding global treaty addressing the full lifecycle of plastics from production and design to disposal. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging, which underlies the strength of this issue in the marketplace.

Consumer brands are actively addressing the challenges posed by plastic and polyester fiber waste. In recent years, many have made substantial commitments to advancing circularity by transitioning to recyclable packaging and products, while significantly increasing the use of recycled content in both materials and supply chains.

Global consumer packaged goods companies (“CPG companies”), apparel manufacturers, and retail brands have announced significant public commitments and targets to make the transition to a circular plastic economy, for example:

•	Nike has announced a 2025 target of diverting 100% of its waste from landfills, with at least 80% recycled back into its products and goods;
•	H&M Group aims to incorporate 50% recycled materials by 2030, aiming for 100% of materials to be either recycled or sustainably sourced by the same year;
•	Ikea maintains its goal that, all plastics used in products to be from renewable or recycled sources by 2030;
•	By 2025, Lululemon aims to achieve at least 75% sustainable materials for their products, including fibers that are recycled, renewable, regenerative, sourced responsibly and are manufactured using low-resource processes;
•	Adidas Group aims to use 100% recycled polyester wherever technically possible by the end of 2024;
•	Evian aims to use 100% rPET in all bottles globally by 2025; already achieved in the U.S. market in 2024;
•	L’OCCITANE committed to implementing 100% recycled content plastic in their bottles by 2025;
•	L’Oréal Group committed to using 100% recycled or biobased plastic in their packaging by 2030; and
•

PepsiCo has set new goals to cut virgin plastic per serving by 50% across its global food & beverage portfolio by 2030 and plans to utilize 50% recycled content in its plastic packaging. In the U.S., the company plans to increase its use of rPET in its bottled products, with an objective to roll out 100% rPET bottles in multiple U.S. areas by 2030.

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

North America:

-	Canada has announced a goal of zero-plastic waste by 2030 and is targeting for all plastic packaging to contain 50% recycled content by 2030.
-	California law requires that plastic bottles contain at least 25% post-consumer resin by 2025, and at least 50% by 2030.

Europe:

-	As of January 2021, the European Union introduced a new tax of €800/ton on non-recycled plastic packaging based on the amount of plastic packaging placed on each member state’s market.
-	Spain imposed a tax of €450 per ton on non-reusable plastic packaging, effective January 1, 2023.
-	Effective April 2022, a new £200/ton tax applies in the UK to plastic packaging produced or imported into the UK that does not contain at least 30% recycled plastic.
-	France maintains its goal of having 100% plastics recycled by 2025 and 77% of beverage bottles to be collected.

Asia:

-	India has mandated consumer brands to include at least 30% recycled plastic in their packaging by 2025.
-

Japan has set national targets to reduce single-use plastic waste by 25% by 2030, achieve 60% reuse or recycling of plastic containers and packaging by 2030, and ensure 100% effective utilization of all plastic waste by 2035 through reuse, recycling, or energy recovery.

-	South Korea continues to target reduction of plastic waste by 20%, an increase in recycling rates from 54% to 70% by 2025, and utilization of 30% renewable plastic by 2030.

The growing regulatory environment combined with global consumer goods companies, apparel manufacturers, and retail brand commitments for 2025 and beyond are expected to further increase the demand for rPET.

Closed-loop circularity and keeping materials within their own cycle (bottle-to-bottle and textile-to-textile) is gaining increasing attention as the focus on sustainability intensifies. Governments and regulators have considered or enacted heightened standards for recycled materials that discourage downcycling of bottles into polyester fiber. Additionally, it is becoming increasingly difficult to secure inventory of post-consumer bottles due to the increased demand from the bottle industry as they strive to achieve their own sustainability goals. A textile-to-textile recycling strategy addresses these problems and allows fashion brands and companies to secure volume and support the increasing demand of recycled polyester fiber in the textile industry.

The European Union is advancing a regulatory framework aimed at establishing a circular textile economy. Key measures include a prohibition on the destruction of unsold textiles, which has been enforced in France since 2022 and under consideration for EU-wide adoption by 2025, and a mandate for all member states to implement separate textile waste collection systems starting January 1, 2025 under the Waste Framework Directive. Extended Producer Responsibility (EPR) requirements are taking effect beginning in 2025, with full implementation anticipated by 2027. Further, the Ecodesign for Sustainable Products Regulation (ESPR) will impose mandatory design standards focused on durability, recyclability, and minimum recycled content, alongside the introduction of Digital Product Passports for all textile products by 2030. In alignment with these developments, leading global brands are increasingly seeking to adopt textile-to-textile recycling technologies, which offer a compliant, closed-loop solution superior to mechanical recycling in both quality retention and scalability.

Commercialization Strategy

Our commercialization strategy to achieve global expansion of the Infinite Loop™ Technology is founded on a combination of direct investments with strategic partners to own and operate commercial facilities and the licensing of our technology.

The global expansion plan for our technology will allow our target customers, mostly comprised of apparel companies and CPG companies, to integrate Loop™ PET resin and polyester fiber into their products and packaging. As countries around the globe continue to impose sustainability targets and recycled content mandates, we observe that companies are increasingly seeking to incorporate sustainably produced materials into their products. Our market strategy is to assist global consumer goods and apparel companies in meeting these requirements as well as their own stated sustainability commitments by offering co-branded packaging or polyester fibers that are made with Loop 100% recycled, virgin-quality PET. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns.

The Infinite Loop™ Technology is the key pillar of our commercialization strategy. We believe our technology is well positioned to respond to the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced by recycling waste polyester that would otherwise typically be destined for landfill or incineration, rather than relying on fossil-based resources.

We have completed our process design package for the Infinite Loop™ full-scale manufacturing facilities to be used as the base engineering platform for all future facilities. We believe this approach allows for quick execution, speed to market, and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 tons of rDMT and 23,000 tons of rMEG, or 70,000 tons of Loop PET and polyester fiber output per year, subject to applicable site-specific permitting, site and regulatory considerations.

We are focused on direct investments in Infinite Loop™ commercial facilities located in low-cost manufacturing regions. By strategically selecting cost-efficient locations, we aim to optimize production costs and improve overall financial performance, while limiting our capital contributions.

This direct investment approach also includes leveraging partnerships to integrate Loop’s proprietary technology and sales and marketing expertise with the operational and construction capabilities of experienced partners. We believe this combination of complementary skill sets allows for more efficient project execution, accelerated market adoption, and scalable growth.

We expect that revenue generation from direct investments in commercial facilities will be driven by two key streams: (i) profits from the operation of commercial facilities, and (ii) royalties paid to Loop for licensing its technology and exclusive responsibility of sales and marketing. We believe these income sources will support long-term financial sustainability and growth.

This approach is currently being deployed through the Company’s 50/50 joint venture in India with Ester, which is advancing towards the construction of an Infinite Loop™ manufacturing facility. The facility’s planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. The India JV intends to leverage the complementary skill sets of each partner by combining Loop’s innovative technology and global customer relationships with Ester’s nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. Loop will grant a royalty-bearing license to the India JV and will be the exclusive seller and marketing agent of the India JV’s products.

We also aim to accelerate the roll-out of the Infinite Loop™ technology through the sale of technology licenses for commercial facilities in which Loop may take limited or no ownership. We expect licensee-owned facilities to allow us to scale our technology efficiently, without requiring significant capital investment from Loop. Revenue generation through technology licensing is expected to come from a combination of up-front and recurring royalties.

This approach focused on licensing is currently being deployed in our European partnership with Reed Societe Generale Group. The Company sold its first technology license to Reed Societe Generale Group for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of €10.0 million with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe to be owned 10% by Loop and 90% by Reed Societe Generale Group.

Additionally, we aim to generate income by providing engineering services throughout all phases of project development, construction, and startup for all Infinite Loop™ commercial facilities, supporting efficient project execution and creating a steady revenue stream prior to the startup of the facility.

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.4 million in the quarter ended February 28, 2025.

We are also in the process of implementing a modular construction strategy, in order to reduce overall capital expenditures and operating expenses, while improving project timelines and ensuring standardized design and quality, and providing a scalable solution for global expansion. This strategy envisages that we would manufacture plant modules in a low-cost country to be transported and assembled on site at global locations, and would potentially provide an additional income stream alongside returns from owned facilities and royalties.

The Company’s ability to move to the next stage of its strategic development, including the construction of manufacturing plants and the commercialization of its technology and products at scale, is dependent on, among other factors, its ability to obtain the necessary financing through a combination of the issuance of equity, project debt, and/or government incentive programs.

Proprietary Technology and Intellectual Property

We believe the power of the Infinite Loop™ technology lies in its ability to use post-industrial and post-consumer waste PET plastic and polyester fiber feedstocks, which could end up in landfills, rivers, oceans and natural areas, to create Loop™ PET resin. We believe our technology can deliver high-purity profitable virgin-quality, 100% recycled PET resin suitable for use in food-grade packaging and polyester fiber.

The Infinite Loop™ technology is a methanolysis-based depolymerization technology that uses temperatures below 90 °C to depolymerize waste PET and polyester fiber. The low temperature offers several key advantages which the Company believes will improve its ability to commercialize our technology, including;

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

•	Allowing the depolymerization of less costly and low-quality feedstocks, which cannot be effectively recycled today, such as carpet fiber, clothing and mixed plastics, and upcycling them into high-quality PET that can be used in food contact use; and
•	The Infinite Loop™ technology uses only trace amounts of water and uses a catalyst at low concentration.

We believe that the Infinite Loop™ technology requires less energy and fewer resource inputs than conventional PET production processes. We also believe it is an environmentally sustainable method for producing virgin-quality food-grade PET plastic by decoupling PET manufacturing from the fossil fuel industry.

The Infinite Loop™ technology has been the subject of multiple due diligence exercises performed by independent experts mandated by third parties such as customers and strategic partners, which have all yielded positive results. Most recently, the Infinite Loop™ technology was validated by independent advisors hired by Reed Societe Generale Group, concurrent with their due diligence review performed in the context of the investment and technology licensing transactions closed in December 2024.

Also, our technology was validated in March 2023, when Loop and SKGC announced the successful completion of the technical due diligence conducted by SKGC. Key parameters of the Infinite Loop™ technology that were validated through SKGC’s comprehensive due diligence include the production yields, operational stability, quality of the output monomers and overall performance of Loop’s Terrebonne Facility. The technical due diligence validated that the PET resin and polyester fiber produced using Loop’s technology is of virgin quality.

As part of our intellectual property and commercialization strategy, we aim to expand the global deployment of the Infinite Loop™ technology through royalty-bearing licensing arrangements, allowing partners to establish and operate manufacturing facilities using our proprietary technology, while we retain full ownership of the underlying intellectual property, including any improvements. As demonstrated by the licensing agreement we entered into in December 2024 for our European joint venture with Reed Societe Generale Group, we plan to structure these arrangements to generate revenue through a combination of upfront fees and potential ongoing royalties, with licensees typically being granted a non-transferable, facility-specific license, and sublicensing permitted only under defined conditions and subject to our oversight. However, specific terms of each arrangement may vary depending on the negotiations in each transaction. This licensing model is a key component of our strategy to scale our technology efficiently and with limited capital investment, as further described under “Commercialization Strategy” in Item 1. Business.

To protect our technology and intellectual property rights, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights, which are primarily our patents, brand names, product designs and marks.

The Infinite Loop™ technology portfolio currently consists of four patent families:

•

One family has four issued U.S. patents, and one pending U.S. application, the last of which is expected to expire on or around September 2037, not including any patent term extensions. Internationally, this patent family has twenty-one issued or allowed patents in various foreign jurisdictions, which are expected to expire on or around September 2038, and pending applications in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire on or around September 2038.

•

An additional aspect of the Infinite Loop™ technology, as claimed in three issued U.S. patents and one pending U.S. application, all expected to expire on or around June 2039, not including any patent term extensions. Internationally, this patent family includes twenty issued or allowed patents in various foreign jurisdictions, which are expected to expire on or around June 2039, and pending applications in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire on or around June 2039.

•

Another aspect of the Infinite Loop™ technology, which is the subject of one issued U.S. patent and one pending U.S. application, both expected to expire on or around March 2040, not including any patent term extensions. Internationally, this patent family includes one allowed patent in Brazil, which is expected to expire on or around March 2040, and pending applications in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire on or around March 2040.

•

Another aspect of the Infinite Loop™ technology, which is the subject of two issued U.S. patents and one pending U.S. application, all expected to expire on or around March 2040, not including any patent term extensions. Internationally, this patent family includes twenty-three issued or allowed patents in various foreign jurisdictions, which are expected to expire on or around March 2040, and pending applications in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire on or around March 2040.

•

We have also filed one international PCT application directed to another aspect of the Infinite Loop™ technology. Any patents that ultimately issue from this application are expected to expire on or around September 2044, not including any patent term adjustment or extensions.

Loop owns registrations for its trademarks in Cambodia, Canada, China, the European Union, Japan, Taiwan, the United Kingdom, Vietnam, and the U.S. Loop also has pending applications in South Korea and the U.S.

Government Regulation and Approvals

As we seek to further develop and commercialize our technology, we will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations in the jurisdictions we operate or plan to operate. Compliance with current and future regulations, including those relating to chemical handling, environmental protection, and health and safety standards applicable to the operation of our Terrebonne Facility, as well as food packaging regulations applicable to our products, could increase our operational costs.  As we continue to enter into joint venture, licensing, financing, and service or product provision agreements with partners globally, currently focused primarily in the European Union and Asia, we will be subject to additional jurisdiction-specific requirements that may affect our existing and planned construction, manufacturing, licensing, and commercialization activities.

Our operations require various governmental permits and approvals. We need to maintain existing permits and obtain new ones required to support the operation and expansion of our business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place may adversely affect our operations and may subject us to penalties. See “Risk Factors” below for additional information.

We believe that if we are successful in addressing food packaging regulations in various countries and economic regions, the regulatory environment may provide Loop™ PET resin a competitive advantage relative to mechanically recycled alternative resins and virgin PET. Below is a summary of the certifications and regulatory confirmations we have obtained.

Loop’s PET resin was subjected to independent testing by an external and certified laboratory, which confirmed the PET complies with FDA Regulation 21 CFR § 177.1630 on August 26, 2021, as well as EU Commission Regulation No 10/2011 on July 27, 2021. These results attest that Loop’s PET is safe for use in food-contact applications, including but not limited to bottled water, carbonated drinks and food trays. Demonstration of compliance with food-contact requirements follows the No Objection Letter (“NOL”) from the FDA previously granted to Loop in March 2021. The NOL confirms that Loop’s monomers can produce PET of a purity suitable for food-contact use, provided it meets the applicable requirements of Title 21 of the Code of Federal Regulations. The monomers used in the PET resin submitted for testing were produced at the Terrebonne Facility.

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

On December 13, 2023, Loop announced that its Loop™ branded PET resin has been tested and is compliant for use in packaging applications in the pharmaceutical industry. The rigorous requirements and standards outlined by the United States Pharmacopeia (USP <661.1>, Plastic Materials of Construction) and the European Pharmacopeia (Ph.Eur. 3.1.15, Polyethylene Terephthalate for Containers for Preparations not for Parenteral Uses) ensure that materials used in pharmaceutical packaging maintain the highest levels of integrity and do not compromise the safety and efficacy of the enclosed products. Test results executed by a worldwide leader in laboratory testing services confirm that Loop’s PET resin has successfully met these requirements, opening new possibilities for sustainable packaging solutions in the pharmaceutical industry.

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

To attract and retain highly capable and innovative employees, we have developed competitive compensation packages and benefits programs. Our compensation packages include market-competitive pay, healthcare benefits, paid time off and family leave. We also offer equity awards with multi-year vesting provisions to incentivize and reward certain employees for long-term corporate performance and promote retention throughout the vesting period.

As of February 28, 2025, we had 49 employees of which 20 work in research and development, 18 in engineering and operations, and 11 in administrative functions.

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

On November 20, 2017, Loop Industries, Inc. commenced trading on the Nasdaq Global Market under the trading symbol, “LOOP.”

Corporate Information

Our principal executive offices are located at 480 Fernand-Poitras Street, Terrebonne, Québec, Canada J6Y 1Y4. Our telephone number is (450) 951-8555.

Available Information

Our website is www.loopindustries.com, and our investor relations web page can be found at https://loopindustries.com/investors/overview/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. The information contained on, or that can be accessed through, our website shall not be deemed incorporated by reference in any filing under the Exchange Act.

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

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2025 was $15.1 million and we have earned limited revenues to date. We have financed our operations primarily through sales of capital stock and incurrence of debt and have devoted substantial efforts to research and development, process engineering, as well as building our team and business partnerships. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter. Although we believe that our business plan has significant profit potential, there is no assurance that we will attain profitable operations or that management will succeed in realizing our business objectives.

Our ability to generate revenue at scale depends on the successful commercialization of our technology and products, including the scale-up of our technology, obtaining and maintaining necessary regulatory approvals, attracting additional partners and customers, and securing financing to build and operate commercial facilities. With the development of our core technology substantially complete, our ability to advance to the next stage, including constructing manufacturing plants and commercializing our products at scale, is dependent on our ability to secure financing through a combination of debt, equity, joint ventures, government incentives, and/or customer contributions.

We expect to continue incurring operating losses, as our revenues are not yet sufficient to offset the costs of our business operations. While we have begun generating revenue, including a €10.0 million upfront licensing fee under our transactions with Reed and $0.4 million in engineering services revenue from our India JV in the quarter ended February 28, 2025, we may not generate material revenues from licensing or product sales for several years. If we are not able to develop our business as anticipated, the revenues we generate may not be sufficient to support our operations or achieve profitability. There can be no assurance that we will successfully generate sufficient revenues in the future, and failure to do so would prevent us from earning profits or continuing operations.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to successfully commercialize our business and generate future revenues depends on whether we can obtain the necessary financing to implement our business plan, on acceptable terms. We will require additional financing through a combination of the issuance of debt, equity, and/or joint ventures and/or government incentive programs in order to establish profitable operations, and such financing may not be forthcoming. We are pursuing financial incentives and financing for our proposed projects with several countries through multiple programs that involve various branches of government. There is no assurance that we will be able to attract government incentives and financing to our projects or investors to invest in our business, or acquire additional financing through debt or equity markets. Our failure to secure additional financing on acceptable terms when it becomes required would have an adverse effect on our ability to execute our business plan or remain in business.

Conditions in the financial markets and economic conditions in general may adversely affect our ability to raise additional capital, execute our business plan or remain in business.

The business environment in which we operate has been impacted by the effects of worldwide macroeconomic uncertainty. Economic activity improved slightly during 2024; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the economic conditions in the United States, where our securities are listed and in foreign countries, including global political hostilities and other financial disruptions. The imposition of broad tariffs by the United States in April 2025 has contributed to global market volatility. These protectionist measures have intensified trade tensions and heightened economic uncertainty, which may adversely impact investor confidence and constrain the availability of capital.  Inflationary pressures have persisted and may continue to rise, driven by supply-demand imbalances, ongoing supply chain disruptions, and broader pricing pressures. The near-term outlook for global markets remains uncertain, and strategic risks, including potentially rising interest rates and sluggish economic growth, continue to pose challenges to many business models.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline. We are not directly affected by U.S. tariff policies, given the nature of our current business, including the fact that our principal operations are based in Canada and that the joint ventures we are focused on establishing and expanding are with non-U.S. partners. However, while we have begun to generate some revenue, our ability to scale operations and achieve profitability depends on continued access to external capital and execution of our business plan. If macroeconomic conditions worsen affecting market demand for our technology and products, and if capital becomes less available, it is uncertain how our business would be affected or whether we could successfully mitigate those impacts. Accordingly, these factors in the global economy could have an adverse effect on our ability to raise additional capital, execute our business plan or remain in business.

Our technology may not be successful in developing commercial products.

We and our collaborators may spend many years and dedicate significant financial and other resources to developing our technology that may never be successfully commercialized at scale. Our technology may never achieve widespread commercial success for, among others, any of the following reasons:

•	We may not be able to secure sufficient funding to progress our technology through development and commercial validation;
•	We or our collaborators may be unable to obtain the requisite regulatory approvals for our technology or may be adversely affected by changes in applicable laws and regulations;
•	Competitors may launch competing or more effective technology;
•	Our technology may not achieve broad market adoption or sustained commercial success;
•	Current and future collaborators may be unable to fully develop and commercialize products containing our technology or may decide, for whatever reason, not to commercialize such products; and
•	We may be unable to secure adequate patent protection in the necessary jurisdictions.

If any of these things were to occur, it could have an adverse effect on our ability to raise additional capital, execute our business plan, or remain in business.

We face business risks due to our relationships with strategic partners and other factors that may affect our joint venture endeavors.

We rely on our strategic partner relationships for the scaling, manufacturing and commercialization of our technology. We have arrangements with Ester and Reed Societe Generale Group to commercially scale our technology in India and Europe, respectively. Termination of any of these agreements could have an adverse effect on our business. Although we have not received any indication from our strategic partners of an intent to terminate and we expect these relationships to continue progressing, we cannot guarantee that our partners will not exercise their applicable termination rights, which are outside our control, or that other unforeseen factors will not affect the continuation of these collaborations.

There are various reasons, whether operational, strategic, or external, that could lead either us or our partners to determine not to proceed with a joint venture project. For example, we and our partner SKGC mutually agreed in January 2025 to terminate our joint venture agreement to build an Infinite Loop™ facility in South Korea. This decision reflected our shift in strategy to focus on capital deployment in lower-cost jurisdictions and emphasized licensing and engineering services in higher-cost regions, while SKGC underwent a broader strategic restructuring. Similarly, a planned European partnership with SUEZ and SKGC was suspended in 2022 after the parties determined not to proceed. These decisions, while strategic, resulted in the suspension or winding down of planning efforts with associated sunk costs.

Joint ventures and strategic partnerships require significant time, financial investment, and management attention during early-stage planning, engineering, and feasibility activities, all of which may be incurred before a final investment decision is made. If a joint venture is suspended or terminated prior to commercialization, we may be unable to recover these investments. Moreover, strategic shifts by partners, changes in market or regulatory conditions, misalignment of commercial priorities, or challenges in achieving project economics could impact the long-term viability and expected benefits of such arrangements. Any failure of our strategic partners or us to meet our required commitments, whether financial or otherwise, could result in a termination of such agreements as described above, operational issues, increased expenditures, or damage to our reputation or loss of clients or customers, any of which could adversely affect our business and operations, financial performance, or prospects.

 If we are unable to successfully scale our manufacturing processes, we may not meet customer demand.

To be successful, we will need to scale our manufacturing processes in a cost-effective manner while maintaining high product quality and reliability. If we cannot maintain high product quality at a large scale and with an acceptable cost structure, our business will be adversely affected. We may encounter difficulties in scaling up production, including problems with the supply of key components, cost over-run, or quality control. Even if we are successful in developing our manufacturing capability including through joint ventures, we do not know whether we will do so quickly and efficiently enough to satisfy the requirements of our customers. Our current manufacturing facility is a small-scale plant with limited production capacity used principally for research and development, training, and customer marketing purposes. In order to fully implement our business plan, we will need to scale the operations to a larger industrial commercial facility, develop strategic partnerships, or find other means to produce greater volumes of finished product with cost efficiency. We, however, have not yet tested our technology at the scale that will be required for large commercial use nor at a scale and cost structure sufficient to conclude the commercial success of our technology.

Disruption at, damage to, or destruction of our Terrebonne Facility could impede our ability to continue innovating and refining our technological process, and supporting our commercial projects, which would harm our business, financial condition, and operating results.

Our research and development activities are performed from a single location in Terrebonne, Québec. Our continued innovation activities rely on an uninterrupted and fully functioning plant. In addition to supporting innovation and process optimization, the Terrebonne Facility also serves as a technical reference point for our plans to deploy modular construction in lower-cost jurisdictions. Interruptions in operations at this location could result in our inability to provide the most efficient and effective technological solution to our partners and customers, as well as hinder continued validation of our technology. A number of factors could cause interruptions, including, but not limited to, equipment malfunctions or failures, technology malfunctions, work stoppages or slow-downs, damage to or destruction of the facility, or regional power shortages. As our equipment ages, it will need to be replaced. Any disruption that impedes our ability to optimize our process and provide support for our commercial projects in a timely manner could reduce our revenues and materially harm our business. Additionally, the repair or replacement of critical equipment, and the restoration of operations at the Terrebonne Facility if a disruption occurs, could result in substantial costs, operational delays, and the diversion of management’s time and resources.

Our joint venture with Ester to construct and operate a manufacturing facility in India involves significant risks, and any delays or disruptions could adversely affect our business, financial condition, and prospects.

We are currently advancing a joint venture with Ester to construct the Infinite Loop™ India manufacturing facility, which is expected to produce approximately 70,000 tons per year of Loop branded PET resin and polyester fiber. This project is in the early stages of development, with groundbreaking expected in the second half of calendar 2025 and commercial operations projected to begin in calendar 2027. The total initial funding requirement is estimated at approximately $176 million and is expected to be financed through a combination of debt and equity capital. The success of the facility depends on a number of factors, many of which are outside of our control.

Risks related to this joint venture and facility construction include, but are not limited to:

•	Delays in securing required permits, land use approvals, or regulatory clearances in India;
•	Increases in construction costs or supply chain disruptions that could affect budget and timeline;
•	Inability to raise sufficient debt or equity capital on acceptable terms or within the expected timeframe;
•	Engineering or technical challenges during construction or commissioning;
•	Risks associated with political, regulatory, or economic changes in India that could impact construction or operations;
•	Potential misalignment between joint venture partners on key strategic or operational decisions; and
•	Failure to achieve expected operating efficiencies or projected economic returns.

Although we and Ester have a well-established working relationship and have made initial equity contributions to support engineering work, the facility remains in the pre-construction phase. If we or our joint venture partner are unable to meet our respective obligations, secure financing, or complete the facility as planned, our commercialization strategy could be delayed, and our business, financial condition, and results of operations could be adversely affected.

We may not realize the expected benefits and may face risks associated with our licensing arrangements, and our ability to continue to generate significant revenue from technology licensing may be limited or delayed.

A key component of our commercialization strategy is the licensing of our proprietary depolymerization technology to third parties for the development and operation of Infinite Loop™ manufacturing facilities. Under the License Agreement entered with RCE, acting on behalf of Infinite Loop Europe SAS, we granted a non-transferable, royalty-bearing license to use our technology at a single facility in Europe, with the possibility of sublicensing to a third-party operator under certain conditions. While the agreement includes an upfront €10.0 million upfront licensing fee payment and provides for additional royalty payments upon satisfaction of certain conditions, future revenues are dependent on Infinite Loop Europe SAS’s ability and willingness to proceed with facility construction and commercialization activities.

Our ability to scale this model and generate meaningful revenue from licensing depends on a number of uncertain factors, including the relevant joint venture’s progress in executing the project, satisfaction of conditions that trigger payments, and our ability to enter into new license agreements with additional partners or for new facilities.

If a joint venture project is delayed, canceled, or otherwise fails to meet commercial expectations, or if we are unable to enter into additional license agreements on favorable terms, our ability to generate recurring revenue from licensing may be adversely affected. Furthermore, any termination of existing or future licensing agreements due to breach, failure to meet payment obligations, or other triggering events could materially impact our revenue streams and strategic growth plans.  There can be no assurance that our licensing model will be adopted at scale or that it will result in meaningful or sustained revenue.

Licensing arrangements also present legal and operational risks, including challenges in protecting our intellectual property, especially as our technology is deployed in multiple jurisdictions with differing enforcement standards. While we retain ownership of our technology and all related intellectual property rights under our license agreements, we rely on licensees to comply with confidentiality and use restrictions and to notify us of any potential infringement or misuse. Failure by a licensee to adequately safeguard our intellectual property or unauthorized use or disclosure of our proprietary technology could compromise our competitive advantage. In addition, sublicensing rights, where permitted, may create added complexity and limit our direct oversight over third-party operators.

We operate in a highly competitive and rapidly evolving industry, and increased competition or technological advances could adversely affect our business, financial condition, and results of operations.

The plastics manufacturing industry is extremely price-competitive because of the commodity-like nature of virgin PET resin, and its correlation to the price of crude oil. If our cost to manufacture rPET is not competitive with virgin PET, or if the price of oil decreases significantly, it may adversely impact our ability to penetrate the market or be profitable.

The demand for rPET has historically fluctuated with the price of crude oil. Recent volatility in global financial markets and a resulting decline in oil prices have increased uncertainty in the pricing dynamics of the plastics industry.  If crude oil prices decline, the cost to manufacture rPET may become comparatively higher than the cost to manufacture virgin alternatives. This could reduce demand for recycled alternatives if customers prioritize cost over sustainability. Our ability to penetrate the market will depend in part on the cost of manufacturing of our products, and if we do not successfully distinguish our products from those of virgin manufacturers our entry into the market and our ability to secure customer contracts can be adversely affected.

In addition, we operate in a highly competitive market that is attracting increased interest from both industrial and environmental stakeholders, which may lead to greater competition, particularly from new entrants promoting circular economy solutions. The development of competing recycling technologies, especially those based on chemical depolymerization processes, has gained momentum in recent years and may benefit from greater financial, technical, or operational resources. While we believe our depolymerization process offers advantages in handling more contaminated feedstock and in its scalability, which is expected to differentiate it from other available methods, there can be no assurance that technically, environmentally, or economically superior solutions will not be developed and brought to market. If competing technologies offer better performance, cost advantages, or gain greater customer or regulatory acceptance, our competitive position could be materially impacted, which could have a material adverse effect on our business, financial condition, or results of operations.

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

The development of our business and the marketing of our products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Mr. Daniel Solomita or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business, which could adversely affect our financial results and impair our growth plans.

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

Additionally, applicable regulations may change, and additional government regulations may be enacted that could impact our business. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in Canada or in other jurisdictions where we or our partners will operate manufacturing facilities. If we are not able to maintain regulatory compliance, are slow or unable to adopt new requirements or policies, or effect changes to existing requirements, our business may be adversely affected.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, confidentiality, nondisclosure and non-use agreements to protect our proprietary rights. As we expand our business through licensing and joint venture arrangements, our intellectual property is increasingly exposed to third-party use and international enforcement environments.

The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States or Canada. Moreover, as we allow third-party partners to access and implement our technology under license or through engineering collaboration, we rely on contractual safeguards and partner cooperation to ensure appropriate protection and restricted use of our intellectual property. Even with these measures in place, there is a risk that partners, sublicensees, contractors, or others may misappropriate our trade secrets or reverse-engineer our technology, knowingly or inadvertently, which could compromise our competitive position.

The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. If we are unable to adequately protect our intellectual property or enforce our rights, our ability to generate licensing revenue, maintain strategic control over our technology, and preserve long-term value may be materially impaired. Additionally, we may be required to expend significant time and resources to monitor compliance, enforce our rights, or defend against claims of infringement, any of which could adversely affect our business and financial condition.

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

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information), that is subject to privacy and security laws and regulations. Despite our efforts to protect sensitive information, our facilities and systems, business partners, suppliers and third-party service providers may be vulnerable to cybersecurity incidents, theft, misplaced or loss of data, programming and/or human errors that could lead to the compromise of sensitive, confidential or personal data or information or unauthorized use or disruption of our systems and software.

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

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly and complex. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. As we remain a Smaller Reporting Company, our independent registered public accounting firm is not required to express an opinion as to the effectiveness of our internal control over financial reporting. However, pursuant to Section 404, in the future, we may be required to furnish an attestation on internal control over financial reporting issued by our independent registered public accounting firm. Despite our efforts, our independent registered public accounting firm may determine we have a material weakness or significant deficiency in our internal controls over financial reporting once such firm begins its Section 404 reviews in the future. If we are unable to assert that our internal controls over financial reporting are effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting as required by Section 404, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Significant fluctuations in U.S. dollar to Canadian dollar exchange rates could materially affect our result of operations, cash position and funding requirements. In addition, as we expand internationally through joint ventures and other arrangements, including agreements entered into with strategic partners in Europe and India, we expect to become subject to additional foreign exchange risks related to local currencies, contract payments, and operating costs in other jurisdictions. Volatility in these regions could impact the financial performance of our joint ventures, the timing and value of payments, and the funding requirements of our global commercialization strategy. To the extent that fluctuations in currency exchange rates cause our results of operations to differ materially from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

We are subject to extensive and evolving domestic and global legal and regulatory requirements, and failure to obtain or maintain necessary approvals and comply with applicable laws could adversely affect our ability to commercialize our technology and operate our business.

As part of our commercialization strategy, we plan to expand the deployment of our proprietary Infinite Loop™ technology globally through a mix of owned facilities, joint ventures, licensing arrangements, and engineering services. This exposes us to a broad range of legal and regulatory regimes, including those related to environmental protection, chemical handling, health and safety, food and pharmaceutical packaging, land use, and foreign investment.

Our operations in Canada, including our Terrebonne Facility, are subject to federal and provincial regulations with which we are required to comply. While we have obtained relevant certifications for food and pharmaceutical packaging materials in Canada, the U.S., and the EU, maintaining these approvals requires ongoing compliance and may be affected by changes in laws or regulatory interpretations. As we expand internationally, including through current joint ventures in India and Europe, we will encounter additional permitting, compliance, and operational risks that vary by jurisdiction. Delays or failures in obtaining required approvals, or changes in regulatory requirements, could impact project timelines, increase costs, or limit our ability to operate. In addition, our reliance on third-party partners under licensing and joint venture structures adds complexity to compliance, particularly in jurisdictions with less predictable legal enforcement.  Failure to obtain or maintain required permits and approvals, or to ensure compliance by our partners, could result in penalties, project delays, increased costs, reputational damage, or other adverse effects on our business and financial condition.

RISKS ASSOCIATED WITH OUR SECURITIES

Our current arrangements contain certain restrictions and potential cash obligations, and raising additional funds may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We currently have several financing arrangements in place that contain restrictions and potential cash obligations. For example, our Series B CPS issued to an affiliate of Reed carries voting rights and a 13% cumulative annual PIK dividend, and is redeemable by the holder on the fifth anniversary of issuance. Additionally, we have a $2.4 million (CDN $3.5 million) secured credit facility with a Canadian bank, which is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant tested quarterly. These existing and potential obligations, together with any new financings we may pursue, could impact our future liquidity and operational flexibility.

If we raise additional funds through equity offerings or offerings of equity-linked securities, including warrants or convertible debt securities, our existing stockholders may experience significant dilution, and the terms of such securities may include liquidation or other preferences that may adversely affect the rights of our stockholders. Debt financings, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities, including covenants limiting or restricting our ability to incur additional debt, dispose of assets or incur capital expenditures. We may also incur ongoing interest expenses and be required to grant a security interest in our assets in connection with any debt issuance. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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

As at May 28, 2025, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling stockholder, beneficially owns 19,108,722 shares of common stock, or 40.0% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the total number of outstanding shares of our common stock on February 12, 2016 (as adjusted for any stock splits and stock dividends effected after February 12, 2016), assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 19,108,722 shares of common stock and one share of Series A Preferred Stock provides him with 74.1% of the voting control of the Company.

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

We currently have an effective shelf registration statement on Form S-3 (File No. 333-281883), declared effective by the SEC on September 10, 2024, which allows us to offer and sell up to $175 million in any combination of debt securities, common stock, preferred stock, depositary shares, warrants, subscription rights, and units. In addition, we have an effective resale registration statement on Form S-3 (File No. 333-281224), declared effective by the SEC on August 14, 2024, covering up to 7,072,220 shares of common stock (including up to 4,714,813 shares of outstanding common stock and up to 2,357,407 shares issuable upon exercise of warrants which have since expired) held by a selling stockholder, which was filed pursuant to the Investor Rights Agreement with SKGC entered into in July 2021.

If a significant number of shares is sold in the public market, this could put downward pressure on our stock price. Moreover, we cannot in general predict the effect that future sales of our common stock, or the market perception that such sales may occur, would have on the market price of our common stock. Even the perception of potential dilution could adversely affect investor confidence and market value.

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

We implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include, amongst others, data encryption, risk assessments, network security and access controls, physical security, asset management, and systems monitoring. In addition, to oversee and identify any risks associated with our use of third-party service providers, we review Service Organization Controls reports of such third-party service providers when onboarding the provider and quarterly thereafter.

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

ITEM 2. PROPERTIES

Our Terrebonne Facility and corporate offices are located at 480 Fernand-Poitras, Terrebonne, Québec, Canada J6Y 1Y4. We own the facility, which comprises approximately 33 thousand square feet including 13 thousand square feet for our executive offices and 20 thousand square feet for our innovation and operational activities. We believe that our existing facilities are adequate for our current needs.

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

Holders

As at May 28, 2025, there were 47,718,350 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion of all of our currently outstanding Series A Preferred Stock or Series B CPS) held by approximately 44 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and any forward-looking statements should be read in conjunction with the “Cautionary Statements Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the Risk Factors section included in Part I, Item 1A of this Annual Report on Form 10-K .

Overview

Loop Industries is a technology company whose mission is to accelerate the world’s shift toward sustainable PET plastic and polyester fiber and away from our dependence on fossil fuels. Loop Industries owns patented and proprietary technology that depolymerizes no and low-value waste PET plastic and polyester fiber, including plastic bottles, packaging, and textiles such as carpets and clothing, into its base building block monomers, DMT and MEG. The monomers are separated, purified and polymerized to create virgin-quality Loop™ branded PET resin suitable for use in food-grade packaging and polyester fiber, thus enabling our customers to meet their sustainability objectives. Loop™ PET plastic and polyester fiber can be recycled infinitely without degradation of quality, helping to close the plastic loop. Loop Industries is committed to contributing to the global movement towards a circular economy by reducing plastic waste and recovering waste plastic for a sustainable future.

Loop plans to commercialize the Infinite Loop™ technology through a combination of direct investments with strategic partners to own and operate commercial facilities and the licensing of its technology.

As the initial phase of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we constructed and have successfully operated our Terrebonne, Québec depolymerization production facility (the “Terrebonne Facility”) for the past five years, demonstrating the effectiveness of our technology and supplying Loop PET resin and polyester fiber to customers. The facility is also used for research and development activities.

Loop is currently executing on its commercialization strategy through two key strategic partnerships. The Company is advancing towards the construction of an Infinite Loop™ manufacturing facility in India through its 50/50 joint venture in India with Ester Industries Ltd. (“Ester”). The facility’s planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. In addition, the Company sold its first technology license to Reed Societe Generale Group for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of €10 million with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe, an entity to be owned 10% by Loop and 90% by Reed Societe Generale Group was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. These initiatives represent key steps in implementing the Company's plan to deploy its proprietary depolymerization technology in global markets.

Commercialization Plan and Progress

Our commercialization strategy to achieve global expansion of the Infinite Loop™ Technology is founded on a combination of direct investments with strategic partners to own and operate commercial facilities and the licensing of our technology.

The global expansion plan for our technology will allow our target customers, mostly comprised of apparel companies and CPG companies, to integrate Loop™ PET resin and polyester fiber into their products and packaging. As countries around the globe continue to impose sustainability targets and recycled content mandates, we observe that companies are increasingly seeking to incorporate sustainably produced materials into their products. Our market strategy is to assist global consumer goods and apparel companies in meeting these requirements as well as their own stated sustainability commitments by offering co-branded packaging or polyester fibers that are made with Loop 100% recycled, virgin-quality PET. We believe that Loop™ recycled PET resin and polyester fiber could command premium pricing over virgin, petroleum-based PET resin and provide attractive economic returns.

The Infinite Loop™ Technology is the key pillar of our commercialization strategy. We believe our technology is well positioned to respond to the global transition away from fossil fuels and petrochemicals and into the circular economy, where PET plastic and polyester fiber are produced by recycling waste polyester that would otherwise typically be destined for landfill or incineration, rather than relying on fossil-based resources.

We have completed our process design package for the Infinite Loop™ full-scale manufacturing facilities to be used as the base engineering platform for all future facilities. We believe this approach allows for quick execution, speed to market, and lends itself well to modular construction. The basic design package has a capacity of up to 70,000 tons of rDMT and 23,000 tons of rMEG, or 70,000 tons of Loop PET and polyester fiber output per year, subject to applicable site-specific permitting, site and regulatory considerations.

We are focused on direct investments in Infinite Loop™ commercial facilities located in low-cost manufacturing regions. By strategically selecting cost-efficient locations, we aim to optimize production costs and improve overall financial performance, while limiting our capital contributions.

This direct investment approach also includes leveraging partnerships to integrate Loop’s proprietary technology and sales and marketing expertise with the operational and construction capabilities of experienced partners. We believe this combination of complementary skill sets allows for more efficient project execution, accelerated market adoption, and scalable growth.

We expect that revenue generation from direct investments in commercial facilities will be driven by two key streams: (i) profits from the operation of commercial facilities, and (ii) royalties paid to Loop for licensing its technology and exclusive responsibility of sales and marketing. We believe these income sources will support long-term financial sustainability and growth.

This approach is currently being deployed through the Company’s 50/50 joint venture in India with Ester, which is advancing towards the construction of an Infinite Loop™ manufacturing facility. The facility’s planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. The India JV intends to leverage the complementary skill sets of each partner by combining Loop’s innovative technology and global customer relationships with Ester’s nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. Loop will grant a royalty-bearing license to the India JV and will be the exclusive seller and marketing agent of the India JV’s products.

We also aim to accelerate the roll-out of the Infinite Loop™ technology through the sale of technology licenses for commercial facilities in which Loop may take limited or no ownership. We expect licensee-owned facilities to allow us to scale our technology efficiently, without requiring significant capital investment from Loop. Revenue generation through technology licensing is expected to come from a combination of up-front and recurring royalties.

This approach focused on licensing is currently being deployed in our European partnership with Reed Societe Generale Group. The Company sold its first technology license to Reed Societe Generale Group for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of €10 million with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe to be owned 10% by Loop and 90% by Reed Societe Generale Group.

Additionally, we aim to generate income by providing engineering services throughout all phases of project development, construction, and startup for all Infinite Loop™ commercial facilities, supporting efficient project execution and creating a steady revenue stream prior to the startup of the facility.

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.4 million in the quarter ended February 28, 2025.

We are also in the process of implementing a modular construction strategy, in order to reduce overall capital expenditures and operating expenses, while improving project timelines and ensuring standardized design and quality, and providing a scalable solution for global expansion. This strategy envisages that we would manufacture plant modules in a low-cost country to be transported and assembled on site at global locations, and would potentially provide an additional income stream alongside returns from owned facilities and royalties.

The Company’s ability to move to the next stage of its strategic development, including the construction of manufacturing plants and the commercialization of its technology and products at scale, is dependent on, among other factors, its ability to obtain the necessary financing through a combination of the issuance of equity, project debt, and/or government incentive programs.

Key Commercial Developments

Agreements with Reed Societe Generale Group

On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed Societe Generale Group, a European investment firm focused on high impact and technology-enabled infrastructure majority-owned by the bank Societe Generale. The Amended Agreement amends the original Share Purchase Agreement dated May 30, 2024 previously reported by the Company in a current report on Form 8-K filed on June 4, 2024. A joint entity, which under French Law is referred to as a simplified joint-stock company, was incorporated (“Infinite Loop Europe”), to be owned 90% by Reed Societe Generale Group and 10% by Loop, with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. Pursuant to the Amended Agreement, the Company will enter into a Securityholders Agreement with RCE to establish the framework for the governance, ownership, and operations of Infinite Loop Europe.

On December 23, 2024, the Company received total cash proceeds of $20.8 million (€20.0 million) upon closing of the financing and licensing transactions contemplated by the Amended Agreement. The Company entered into a license agreement with RCE, acting on behalf of Infinite Loop Europe, granting a license to use Loop’s proprietary depolymerization technology for one facility within Europe. Pursuant to the terms of the license agreement, the Company received an initial upfront royalty payment of $10.4 million (€10.0 million), with additional milestone-based payments from Reed Societe Generale Group to follow. Additionally, the Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock (“Series B CPS”) at $10.00 per share to Reed Circular Economy (“RCE”), an affiliate of Reed Societe Generale Group for cash proceeds of $10.4 million (€10.0 million).

Key terms of the Series B CPS include:

•	13% PIK dividend rate
•	5-year term
•	Convertible to Loop common stock at $4.75 per share or redeemable in cash

We believe the licensing and financing transactions mark a pivotal step in Loop’s commercialization strategy, enabling the deployment of its patented recycling technology across Europe and supporting capital investment in cost-effective manufacturing regions, including its joint venture in India with strategic partner Ester. Proceeds from these transactions are being used to fund the India JV project and Loop’s operational cash flow needs.

We further believe the sale of our first license underscores the commercial readiness of Loop’s technology, which has been validated by five years of operations at its Terrebonne facility.

Under the agreed terms of the partnership with Reed Societe Generale Group, Loop retains the right to increase its equity stake in the European manufacturing facility, as well as potential future facilities, to a maximum of 50% for each facility. As the license is to build one Infinite Loop™ manufacturing facility in Europe, future facilities under this partnership would require the purchase of additional technology licenses from Loop.

Loop and Reed Societe Generale Group are actively assessing opportunities for the first Infinite Loop™ facility in Europe. Current activities include evaluating potential project locations, engaging with local and national governments to assess the availability of subsidies and incentives, and identifying potential strategic partners to support the execution of the project. In parallel, Loop is in the process of implementing a modular construction strategy, including the development of a standardized facility design and pre-fabrication approach aimed at reducing construction costs and timelines, with the objective of improving scalability for future projects across Europe and other regions with high construction costs.

Joint Venture with Ester

On May 1, 2024 Loop entered into an agreement with Ester, one of India’s leading manufacturers of polyester films and specialty polymers, to form a 50/50 India joint venture (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce 100% recycled Loop™ PET resin, using the Infinite Loop™ Technology, in order to meet growing demand from leading global brands in different sectors, including strong demand for textile-to-textile polyester fiber to enable circular fashion for apparel brands, a trend we have observed and anticipate to continue.

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop’s Terrebonne Facility for global brand companies over the last five years. The India JV intends to leverage the complementary skill sets of each partner by combining Loop’s innovative technology and global customer relationships with Ester’s nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking.

The planned production capacity of the Infinite Loop™ India facility is 70,000 tons per year of Loop branded PET resin and polyester fiber.

We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing. Loop and Ester made the decision to incorporate a continuous polymerization line at the Infinite Loop™ India facility. By integrating polymerization assets within the Infinite Loop™ India facility, we expect improved efficiency and lower operating costs with a minimal impact on overall project cost.

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of February 28, 2025, Loop and Ester had each made total equity contributions of $1.9 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and Loop will be the exclusive seller and marketing agent of the India JV’s products. Ester and Loop are working in collaboration on all financing activities for the India JV pursuant to the terms of the agreement.

The India JV will also enter into (i) a technology license agreement with Loop (the “Loop Technology License Agreement”), (ii) a service agreement with Ester, and (iii) a sales and marketing agreement with Loop, each on terms mutually agreed upon by the parties. Pursuant to the Loop Technology License Agreement, the India JV will be granted an exclusive, subject to certain exceptions, license to exploit the Infinite Loop™ Technology in India at a royalty rate set forth in the Loop Technology License Agreement.

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the local engineering firm. This has resulted in Loop generating engineering services revenue of $0.4 million in the quarter ended February 28, 2025.

The development of the Infinite Loop™ India facility continues to progress towards groundbreaking. Following the completion of a detailed land study by an external engineering firm, the India JV partners have identified the Gujarat province of India as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO2 emissions and proximity to waste PET and polyester feedstocks. Additionally, feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced.

Two globally recognized firms are currently executing two key mandates for the India JV. A leading global advisory firm is leading the debt syndication process, while a globally renowned engineering firm is performing the local engineering work, supported by Loop’s engineering team. Based on the engineering study completed in May 2025, the estimated total investment cost for the facility, including continuous polymerization, financing costs during construction and initial working capital requirements, is expected to be approximately $176 million. Groundbreaking for the Infinite Loop™ India facility is now expected to occur in the second half of calendar 2025, with commercial operations projected to commence in calendar 2027.

RESULTS OF OPERATIONS

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Fourth Quarter Ended February 28, 2025

The following table summarizes our operating results for the three-month periods ended February 28, 2025 and February 29, 2024, in thousands of U.S. Dollars.

	Three months ended
	February 28, 2025	February 29, 2024	Change favorable / (unfavorable)
Revenues	$10,809	$45	$10,764

Expenses
Research and development
Employee compensation	670	980	310
Stock-based compensation	104	66	(38)
Plant and laboratory operating expenses	193	1,081	888
External engineering	129	786	657
Machinery and equipment expenditures	20	21	1
Other	190	84	(106)
Total research and development	1,306	3,018	1,712

General and administrative
Professional fees	570	677	107
Insurance	450	623	173
Employee compensation	148	459	311
Stock-based compensation	185	216	31
Other	221	246	25
Total general and administrative	1,574	2,221	647

Loss on equity accounted investment	687	-	(687)
Depreciation and amortization	126	135	9
Interest and other financial expenses (income)	329	(182)	(511)
Interest income	(83)	(74)	9
Foreign exchange loss (gain)	(12)	18	30
Total expenses	3,927	5,136	1,209
Net income (loss)	$6,882	$(5,091)	$11,973

Revenues

Revenues for the three-month period ended February 28, 2025 increased $10,764 to $10,809 as compared to $45 for the same period in 2024. The revenues for the three-month period ended February 28, 2025 resulted from $10,395 in licensing revenue from the up-front royalty received from Reed Societe Generale Group, $368 in engineering fees and $46 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility. The revenues of $45 for the three-month period ended February 29, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expenses for the three-month period ended February 28, 2025 decreased $1,712 to $1,306, as compared to $3,018 for the same period in 2024. The decrease was primarily attributable to a $888 decrease in plant and laboratory operating expenses, which included an inventory write-down of $817 on finished goods and work in process inventories in the three-month period ended February 29, 2024, a $657 decrease in external engineering expenses, and a $310 decrease in employee compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended February 28, 2025 decreased $647 to $1,574, as compared to $2,221 for the same period in 2024. The decrease was primarily attributable to a decrease of $342 in employee compensation expenses including stock-based compensation, a decrease of $173 in insurance expenses, and a decrease of $107 in professional fees.

Loss on equity accounted investment

Loss on equity accounted investment increased by $687 for the three-month period ended February 28, 2025. This loss relates to the Company’s 50% portion of the loss incurred by the India JV for the three-month period ended February 28, 2025, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Net Loss

The net income for the three-month period ended February 28, 2025 increased $11,973 to $6,882 in the period, as compared to a net loss of $5,091 for the same period in 2024. The increase was primarily due to the increase of $10,764 in revenues, the decrease of $1,712 in research and development expenses, and the decrease of $647 in general and administrative expenses, which were partially offset by an increase in $687 in loss on equity accounted investment and an increase in $511 in interest and other financial expenses.

Fiscal Year Ended February 28, 2025

The following table summarizes our operating results for the years ended February 28, 2025 and February 29, 2024, in thousands of U.S. Dollars.

	Years ended
	February 28, 2025	February 29, 2024	Change favorable / (unfavorable)
Revenues	$10,889	$153	$10,736

Expenses
Research and development
Employee compensation	3,317	4,591	1,274
Stock-based compensation	471	542	71
External engineering	1,493	2,353	860
Plant and laboratory operating expenses	870	2,318	1,448
Machinery and equipment expenditures	64	1,142	1,078
Other	649	433	(216)
Total research and development	6,864	11,379	4,515

General and administrative
Professional fees	3,428	2,928	(500)
Employee compensation	1,942	2,343	401
Stock-based compensation	881	880	(1)
Insurance	1,871	2,680	809
Other	1,106	1,157	51
Total general and administrative	9,228	9,988	760

Impairment of equipment	8,460	-	(8,460)
Loss on equity accounted investment	687	-	(687)
Depreciation and amortization	524	535	11
Interest and other financial expenses (income)	618	(41)	(659)
Interest income	(238)	(558)	(320)
Foreign exchange gain	(197)	(63)	134
Total expenses	25,946	21,240	(4,706)
Net loss	$(15,057)	$(21,087)	$6,030

Revenues

Revenues for the year ended February 28, 2025 increased $10,736 to $10,889, as compared to $153 for the same period in 2024. The revenues for the year ended February 28, 2025 resulted from $10,395 in licensing revenue from the up-front royalty received from Reed Societe Generale Group, $368 in engineering fees and $126 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility. The revenues of $153 for the year ended February 29, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expenses for the year ended February 28, 2025 decreased significantly by $4,515 to $6,864, as compared to $11,379 for the same period in 2024 as we believe we have established to our satisfaction that Loop’s technology can be successfully scaled up, and are now focusing on the development of large-scale commercial manufacturing facilities. The decrease was primarily attributable to a $1,448 decrease in plant and laboratory operating expenses, which included an inventory write-down of $817 on finished goods and work in process inventories in the year ended February 29, 2024, a $1,345 decrease in employee compensation expenses including stock-based compensation, a $1,078 decrease in purchases of machinery and equipment for the Terrebonne Facility, and a $860 decrease in external engineering expenses.

General and administrative expenses

General and administrative expenses for the year ended February 28, 2025 decreased $760 to $9,228, as compared to $9,988 for the same period in 2024. The decrease was primarily attributable to a $809 decrease in insurance expenses, and a decrease of $401 in employee compensation expenses, which were partially offset by a $500 increase in professional fees.

Impairment of equipment

Impairment of equipment expense increased by $8,460 for the year ended February 28, 2025, reflecting an impairment loss for equipment of $8,460. This impairment was due to the termination of the joint venture agreement between the Company and SKGC under which they had intended to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. While the Company plans to utilize the equipment in a future commercial production facility, the deployment plans for the use of this equipment are not fully developed at this time, therefore the recoverability of the carrying value of the equipment was tested for impairment, resulting in an impairment loss of $8,460 being recognized in the year ended February 28, 2025.

Loss on equity accounted investment

Loss on equity accounted investment increased by $687 for the year ended February 28, 2025. This loss relates to the Company’s 50% portion of the loss incurred by the India JV for the year ended February 28, 2025, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Net Loss

The net loss for the year ended February 28, 2025 decreased $6,030 to $15,057, as compared to $21,087 for the same period in 2024. The decrease was primarily due to the $10,736 increase in revenues, the $4,515 decrease in research and development expenses, and the $760 decrease in general and administrative expenses. The decrease in net loss was partially offset by the impairment of equipment of $8,460, an increase in $687 in loss on equity accounted investment, and an increase in $659 in interest and other financial expenses.

LIQUIDITY AND CAPITAL RESOURCES

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Since its inception, the Company has been in the pre-commercialization stage with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to advance its commercialization efforts. As at February 28, 2025, the Company had cash and cash equivalents of $12,973. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the Risk Factors section included in Part I, Item 1A of this Annual Report on Form 10-K.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statements issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) the estimation of amount and timing of future cash outflows and inflows, and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for at least twelve months from the issuance date of the consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing facilities is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. In particular, the Company will require capital sufficient to fund its equity contributions to the India JV for the construction of the planned Infinite Loop™ facility in India, as well as its ongoing cash requirements until Loop begins receiving returns from the India JV.

There is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Failure to secure additional financing on favorable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

Sale and issuance of Series B CPS

On December 23, 2024 (the “Issuance Date”), the Company issued and sold 1,044,430 shares of Series B CPS at $10.00 per share to Reed Circular Economy (the “Holder”), an affiliate of Reed Societe Generale Group, for cash proceeds of $10,395 (€10,000). The main features of the Series B CPS are as follows:

•	Automatic conversion of the stated value ($10,395 on the Issuance Date) on the fifth anniversary of the Issuance Date into shares of the Company’s common stock at a conversion price of $4.75 per share;
•	Accrues a cumulative fixed annual PIK dividend at a rate of 13% of the stated value, which is added to the stated value of the Series B CPS on September 30 of each year;
•	Redeemable in cash at any time, starting after the third anniversary of the Issuance Date by the Company (issuer call option);
•	Redeemable in cash on the fifth anniversary of the Issuance Date at the option of the Holder (put feature); and
•	Voting rights equal to the number of whole shares of the Company’s common stock (rounded to the nearest whole share) into which the stated value of Series B CPS would be convertible on a given date.

Investissement Québec financing facility

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

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $74 (CDN $100) of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2025, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

On February 5, 2025, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Third Financing Facility Amendment”). As per the Second Financing Facility Amendment, total annual principal repayments in monthly installments are of $287 (CDN $414) for the fiscal year ending February 28, 2026 and $495 (CDN $714) for the fiscal year ending February 28, 2027, with the remainder of the principal amount being repayable in 36 monthly installments. Pursuant to the Third Financing Facility Amendment the interest rate of the Financing Facility was increased from 3.36% to 4.36%.

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

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,424 (CDN $3,500) in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was not in compliance as at February 28, 2025. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at February 28, 2025, the $2,424 (CDN $3,500) Credit Facility was available and undrawn.

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

Due to customer

In October 2022, the Company received a cash deposit from a customer of $1,000 in relation to an executed capacity reservation agreement. The deposit was intended to be credited against any future sales of Loop™ PET resin over a five-year period, commencing two years after the first delivery of Loop™ PET resin to the customer. Upon mutual agreement, the capacity reservation agreement with the customer was terminated on January 18, 2024. The customer and the Company agreed for the deposit to be refunded in full on July 1, 2027, with no restriction on the Company’s use of the funds. The amount bears no interest. The cause of the termination is related to the customer’s decision to abandon its plans to incorporate recycled PET in its products for technical reasons.

The following table summarizes the exchange rates used:

	February 28, 2025	February 29, 2024
Period end Canadian $: US Dollar exchange rate	$0.69	$0.74
Average period Canadian $: US Dollar exchange rate	$0.72	$0.74

Expenditures are translated at the average exchange rate for the period presented.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2025, and February 29, 2024 in U.S. dollars was as follows:

	February 28, 2025	February 29, 2024
Net cash used in operating activities	$(2,121)	$(18,046)
Net cash (used in) investing activities	(2,036)	(5,644)
Net cash provided by (used in) financing activities	10,318	(63)
Effect of exchange rate changes on cash	(146)	120
Net change in cash	$6,015	$(23,633)

Net Cash Used in Operating Activities

During the year ended February 28, 2025, we used $2,121 in operations compared to $18,046 during the year ended February 28, 2025. As discussed above in the Results of Operations, the year-over-year decrease was mainly due to increased revenues and decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities, in addition to decreased general and administrative expenses.

Net Cash Used in Investing Activities

During the year ended February 28, 2025, we used $2,036 in investing activities compared to $5,644 during the year ended February 29, 2024. During the year ended February 28, 2025, we invested $1,954 in our joint venture in India and received a distribution of $368 from our joint venture with Indorama. During the year ended February 29, 2024, cash used for the purchase of long-lead equipment amounted to $5,065.

During the year ended February 28, 2025, we made investments in intangible assets of $450, as compared to $482 during the year ended February 29, 2024, particularly to file patents for the Infinite Loop™ technology in the United States and around the world.

Net Cash Used in Financing Activities

During the year ended February 28, 2025, we received cash proceeds of $10,395 for the sale and issuance of Series B CPS.

In the year ended February 28, 2025, we made repayments of long-term debt of $77 as compared to $63 in the year ended February 29, 2024.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2026, we intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

•

Continuing to drive the commercialization of our Infinite Loop™ Technology. This entails the continuation of executing partnerships and/or commercial agreements with customers, including product activations using product manufactured at the Terrebonne Facility and multi-year offtake agreements for the planned commercial facilities;

•	Continuing to identify and secure feedstock to ensure planned commercial facilities can operate continuously and efficiently;
•	Completing the engineering design and executing on the project plan for the planned Infinite Loop™ manufacturing facility in India;
•	Securing financing to fund our operations, including our planned commercial projects and continued growth;
•	Identifying and pursuing additional strategic partners and regions for Infinite Loop™ projects;
•	Protecting our intellectual property; and
•	Limiting expenses for our current operations at our head office and facilities in Terrebonne, Quebec to optimize our liquidity position.

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

Liquidity Assessment

Since its inception, the Company has been in the pre-commercialization stage with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to advance its commercialization efforts. As at February 28, 2025, the Company had cash and cash equivalents of $12,973.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statements issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) the estimation of amount and timing of future cash outflows and inflows, and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for at least twelve months from the issuance date of the consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing facilities is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. In particular, the Company will require capital sufficient to fund its equity contributions to the India JV for the construction of the planned Infinite Loop™ facility in India, as well as its ongoing cash requirements until Loop begins receiving returns from the India JV.

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

The Company enters into licensing agreements with customers, or licensees, for the use of the Company’s proprietary technology. Licensing agreements may include various types of payments, including upfront fees, milestone payments, and royalties. Upfront licensing fees are generally recognized at a point in time, when the license is made available for the customer’s benefit and the customer can benefit from the technology independently. Milestone payments are recognized when the milestone is achieved and the payment is no longer subject to reversal. Royalties are recognized when the underlying transactions occur.

The Company also enters into agreements to provide engineering services for Infinite Loop™ facilities. Engineering fees are recognized over time, as services are performed.

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

Convertible Preferred Stock

The accounting for convertible preferred stock involves significant management judgment and estimation, particularly when determining the appropriate classification and measurement under applicable U.S. GAAP, including ASC 480, Distinguishing Liabilities from Equity, ASC 470, Debt, and ASC 815, Derivatives and Hedging. These instruments may exhibit characteristics of both debt and equity, and the assessment of classification and subsequent measurement depends on contractual terms such as redemption rights, dividend features, and conversion mechanisms.

Convertible preferred stock is classified as a liability when it contains features such as mandatory redemption provisions or holder-initiated redemption rights that are outside the Company’s control. These features create an obligation that may require settlement in cash or other financial assets, regardless of whether the instrument ultimately converts into equity securities. Instruments classified as liabilities are initially recorded at fair value, net of issuance costs, and subsequently measured at amortized cost using the effective interest method. Periodic accretion of the carrying value, including the impact of any fixed paid-in-kind (PIK) dividends, is recognized as interest expense in the consolidated statements of operations.

In addition, the Company evaluates all convertible instruments to determine whether they contain embedded features requiring separate accounting as derivatives under ASC 815. This evaluation involves assessing the economic characteristics and risks of the embedded terms relative to the host instrument. If bifurcation is required, the embedded derivative is measured at fair value with subsequent changes in value recognized through earnings. The determination of whether bifurcation is required and the valuation of embedded derivatives, if present, require the use of complex valuation models and significant judgment regarding assumptions such as volatility, discount rates, and the probability of various settlement outcomes.

Because of the complexity and subjectivity involved in evaluating classification, estimating fair value, and determining accretion and derivative valuation, accounting for convertible preferred stock is considered a critical accounting estimate. Changes in assumptions or interpretations could have a material impact on the Company’s financial statements.

Impairment of Property, Plant and Equipment

The Company reviews its property, plant and equipment (“PP&E”) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. This analysis requires significant management judgment and is therefore considered a critical accounting estimate.

Indicators of potential impairment may include, but are not limited to, significant adverse changes in the business climate, legal or regulatory environment, technological developments, business strategy or operating performance compared to expectations. If such indicators are identified, the Company performs a recoverability test by comparing the carrying value of the asset group to the estimated undiscounted future cash flows expected to be generated over the asset group’s remaining useful life.

If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. Fair value is typically determined using either a discounted cash flow analysis or market-based approaches, both of which require management to make estimates and assumptions regarding future revenue, operating costs, useful lives, discount rates, and residual values. These estimates are inherently uncertain and may change over time based on evolving market conditions, operational results, and technological developments.

Due to the significance of the assumptions involved and the potential material impact on the financial statements, the assessment of impairment for PP&E is considered a critical accounting estimate. Actual results may differ materially from those assumed in the Company’s impairment analysis, which could result in future impairments or changes in depreciation expense.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (the Company) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity risk assessment

As described in Note 1 and 2 to the consolidated financial statements, the Company’s consolidated financial statements have been prepared on a going concern basis, as management has assessed and determined that the Company will be able to realize its assets and discharge its liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. For the year ended February 28, 2025, the Company incurred a net loss of $15.1 million and net cash used in operating activities was $2.1 million. As of February 28, 2025, the accumulated deficit amounted to $192.0 million. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to (i) the estimation of amount and timing of future cash outflows and cash inflows; and (ii) determining what future expenditures are committed and what could be considered discretionary.

The principal considerations for our determination that performing procedures relating to the liquidity risk assessment is a critical audit matter are the significant judgments made by management in estimating the future cash flow requirements of the Company based on budgets and forecasts and in developing the related assumptions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s liquidity risk assessment and the development of assumptions included in the estimated future cash flows.

Additionally, these procedures included evaluating the sufficiency of the Company’s liquidity risk disclosure.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s assessment of whether the Company has sufficient cash resources for at least twelve months from the issuance date of the consolidated financial statements; (ii) testing the completeness and accuracy of the underlying data used in management’s estimation of future cash flow requirements; (iii) evaluating the reasonableness of management’s assumptions related to the estimation of the amount and timing of future cash outflows and cash inflows; and (iv) determining what future expenditures are committed and what could be considered discretionary. The evaluation of these assumptions considered (i) management’s historical accuracy in forecasting cash flows and setting budgets; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Montréal, Canada

May 29, 2025

We have served as the Company’s auditor since 2017.

Loop Industries, Inc.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except per share data)	As at
	February 28, 2025	February 29, 2024

Assets
Current assets
Cash and cash equivalents	$12,973	$6,958
Accounts receivable (Note 3)	639	351
Inventories (Note 4)	82	102
Prepaid expenses (Note 5)	158	577
Total current assets	13,852	7,988
Investments in joint ventures (Note 11)	1,281	381
Property, plant and equipment, net (Note 6)	1,737	10,636
Intangible assets, net (Note 7)	1,708	1,548
Total assets	$18,578	$20,553

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$3,545	$2,321
Unearned revenue (Note 16)	102	-
Current portion of long-term debt (Note 13)	312	100
Total current liabilities	3,959	2,421
Due to customer (Note 10)	832	770
Series B Convertible Preferred stock (Note 12)	10,647	-
Long-term debt (Note 13)	2,773	3,220
Total liabilities	18,211	6,411

Stockholders' Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding (Note 15)	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,620,263 shares issued and outstanding (2024 – 47,528,908) (Note 15)	5	5
Additional paid-in capital	193,529	171,792
Additional paid-in capital – Warrants (Note 21)	-	20,385
Accumulated deficit	(192,027)	(176,970)
Accumulated other comprehensive loss	(1,140)	(1,070)
Total stockholders' equity	367	14,142
Total liabilities and stockholders' equity	$18,578	$20,553

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands of U.S. dollars, except for share data)	Years Ended
	February 28, 2025	February 29, 2024
Revenues (Note 16)	$10,889	$153

Expenses :
Research and development (Note 17)	6,864	11,379
General and administrative (Note 18)	9,228	9,988
Impairment of equipment (Note 6)	8,460	-
Depreciation and amortization (Notes 6 and 7)	524	535
Total expenses	25,076	21,902

Other loss (income) :
Loss on equity accounted investment (Note 11)	687	-
Interest and other financial expenses (income) (Note 22)	618	(41)
Interest income	(238)	(558)
Foreign exchange gain	(197)	(63)
Total other loss (income)	870	(662)
Net loss	(15,057)	(21,087)

Other comprehensive income (loss) -
Foreign currency translation adjustment	(70)	71
Comprehensive loss	$(15,127)	$(21,016)
Net loss per share
Basic and diluted	$(0.32)	$(0.44)
Weighted average common shares outstanding
Basic and diluted	47,587,038	47,522,483

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended February 28, 2025 and February 29, 2024

(in United States dollars)

(in thousands of U.S. dollars, except for share data)	Year ended February 28, 2025

	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the settlement of restricted stock units (Notes 15 and 19)	91,355	-	-	-	-	-	-	-	-
Expiration of warrants (Note 21)	-	-	-	-	20,385	(20,385)	-	-	-
Stock options issued for services (Note 19)	-	-	-	-	555	-	-	-	555
Restricted stock units issued for services (Note 19)	-	-	-	-	797	-	-	-	797
Foreign currency translation	-	-	-	-	-	-	-	(70)	(70)
Net loss	-	-	-	-	-	-	(15,057)	-	(15,057)
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended February 28, 2025 and February 29, 2024 (continued)

(in United States dollars)

(in thousands of U.S. dollars, except for share data)	Year ended February 29, 2024

	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, February 28, 2023	47,469,224	$5	1	$-	$170,370	$20,385	$(155,883)	$(1,141)	$33,736
Issuance of shares upon the settlement of restricted stock units (Notes 15 and 19)	51,963	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Notes 15 and 19)	7,721	-	-	-	-	-	-	-	-
Stock options issued (Note 19)	-	-	-	-	644	-	-	-	644
Restricted stock units issued (Note 19)	-	-	-	-	778	-	-	-	778
Foreign currency translation	-	-	-	-	-	-	-	71	71
Net loss	-	-	-	-	-	-	(21,087)	-	(21,087)
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

(in United States dollars)

(in thousands of U.S. dollars)	February 28, 2025	February 29, 2024
Cash Flows from Operating Activities
Net loss	$(15,057)	$(21,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	524	535
Stock-based compensation (Note 19)	1,352	1,422
Write-down of inventory (Note 4)	-	817
Accrued interest and other financing costs (Note 22)	359	(159)
Impairment of equipment (Note 6)	8,460	-
Loss on equity accounted investment (Note 11)	687	-
Customer deposits	-	(12)
Changes in operating assets and liabilities:
Sales tax and tax credits receivable (Note 3)	(322)	731
Inventories (Note 4)	14	(187)
Prepaid expenses (Note 5)	410	87
Accounts payable and accrued liabilities (Note 9)	1,350	(193)
Unearned revenue (Note 16)	102	-
Net cash (used in) operating activities	(2,121)	(18,046)

Cash Flows from Investing Activities
Investment in joint venture (Note 11)	(1,954)	-
Distribution from equity investment (Note 11)	368	-
Additions to property, plant and equipment (Note 6)	-	(5,162)
Additions to intangible assets (Note 7)	(450)	(482)
Net cash (used in) investing activities	(2,036)	(5,644)

Cash Flows from Financing Activities
Proceeds from issuance of series B Convertible Preferred stock (Note 12)	10,395	-
Repayment of long-term debt (Note 13)	(77)	(63)
Net cash provided by (used in) financing activities	10,318	(63)

Effect of exchange rate changes	(146)	120
Net change in cash and cash equivalents	6,015	(23,633)
Cash and cash equivalents, beginning of year	6,958	30,591
Cash and cash equivalents, end of year	$12,973	$6,958

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$257	$118
Interest received	$307	$488

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

February 28, 2025 and February 29, 2024

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

Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method. The Company also owns a 50% interest in a joint venture, Ester Loop Infinite Technologies Private Limited, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuing of operations, the realization of assets and the settlement of liabilities in the normal course of business.

All monetary amounts in these notes to the consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

2. Summary of Significant Accounting Policies

Liquidity risk assessment

Since its inception, the Company has been in the pre-commercialization stage with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to advance its commercialization efforts. As at February 28, 2025, the Company had cash and cash equivalents of $12,973.

On December 23, 2024, the Company received cash proceeds of $20,790 from the closing of transactions with Reed Societe Generale Group consisting of the issuance of Series B Convertible Preferred Stock and its first technology licensing agreement (see Notes 12 and 16 for additional details).

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statements issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) the estimation of amount and timing of future cash outflows and inflows, and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management has determined that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for at least twelve months from the issuance date of these consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing facilities is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. In particular, the Company will require capital sufficient to fund its equity contributions to the India JV for the construction of the planned Infinite Loop™ facility in India, as well as its ongoing cash requirements until Loop begins receiving returns from the India JV.

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

The Company enters into licensing agreements with customers, or licensees, for the use of the Company’s proprietary technology. Licensing agreements may include various types of payments, including upfront fees, milestone payments, and royalties. Upfront licensing fees are generally recognized at a point in time, when the license is made available for the customer’s benefit and the customer can benefit from the technology independently. Milestone payments are recognized when the milestone is achieved and the payment is no longer subject to reversal. Royalties are recognized when the underlying transactions occur.

The Company also enters into agreements to provide engineering services for Infinite Loop™ facilities. Engineering fees are recognized over time, as services are performed.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives and recoverability of property, plant and equipment and intangible assets, assumptions made in the classification of convertible preferred securities, assumptions made in the revenue recognition for licensing contracts, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

Joint Ventures

The Company accounts for investments in joint ventures in which it exercises significant influence but does not have a controlling financial interest using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the Company's share of the investee’s net income or loss is recognized in the consolidated statements of operations and added to or deducted from the carrying value of the investment. Distributions received from joint ventures are recorded as reductions to the carrying amount of the investment.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. If an impairment is identified and deemed other-than-temporary, the investment is written down to its fair value. The Company assesses whether a joint venture is a variable interest entity (VIE) under ASC 810, Consolidation, and consolidates the entity if it is deemed to be the primary beneficiary.

Convertible Preferred Stock

The Company accounts for convertible preferred stock in accordance with applicable accounting guidance, including ASC 480, Distinguishing Liabilities from Equity and ASC 470, Debt. Instruments are classified as liabilities when they include contractual obligations that may require the issuer to settle in cash or other financial assets, or when redemption is outside the issuer’s control.

Convertible preferred stock is classified as a liability when it contains redemption features or other settlement terms that result in an obligation for the Company, including mandatory or holder-initiated redemption rights, even when the instrument ultimately settles in equity securities. Such instruments may also accrue fixed paid-in-kind (“PIK”) dividends, which are recognized through periodic accretion to the carrying amount of the liability.

These instruments are initially recorded at fair value, net of issuance costs, and subsequently measured at amortized cost using the effective interest method. Periodic accretion of the carrying value and dividend accruals are recognized in the consolidated statement of operations as interest expense.

The Company evaluates all convertible instruments for potential embedded features requiring separate accounting under ASC 815, Derivatives and Hedging. If applicable, bifurcated derivative components are measured at fair value, with changes recognized in earnings.

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

The fair value of cash, cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

Research and development expenses

Research and development costs are charged to expense as they are incurred. Research and development expenses relate primarily to process development and design, customer trials and characterization studies, testing of pre-production samples, machinery and equipment expenditures for use in the production facility in Terrebonne, Québec (the “Terrebonne Facility”), compensation, and consulting and engineering fees. Research and development costs are presented net of related tax credits and government grants.

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

Reimbursable tax credits are recognized when amounts can be reasonably estimated on a systematic basis over the periods in which the Company recognizes the related costs. The Company is currently eligible for reimbursable Provincial research and development tax credits and investment tax credits, which are related to costs associated with its Terrebonne Facility and recorded as a reduction of research and development expenses.

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

Net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings Per Share. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The Company includes common stock issuable in its calculation. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the years ended February 28, 2025 and February 29, 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 28, 2025, the potentially dilutive securities consisted of 2,771,216 outstanding stock options (2024 – 2,772,000), 4,466,958 outstanding restricted stock units (2024 – 4,368,897), and nil outstanding warrants (2024 – 7,089,400).

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual period ending February 28, 2025. The adoption of this accounting guidance for the year ended February 28, 2025 resulted in the inclusion of Note 24. Segment Reporting in our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual period beginning after December 15, 2024 and all joint ventures formed on or after January 1, 2025, which for the Company will be the annual period ending February 28, 2026. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our annual financial statement disclosures.

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05, Joint Venture Formations, which requires joint ventures to apply a new basis of accounting by measuring assets and liabilities at fair value upon formation. The amendments address diversity in practice by establishing requirements for recognition and measurement of net assets and liabilities on the formation date. The updated standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The updated standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our financial statement disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for settlements of convertible debt instruments that occur on terms different from the original contractual conversion terms. The amendments introduce a "preexisting contract approach," requiring that, to qualify for induced conversion accounting, the inducement offer must preserve the form of consideration and provide an amount of consideration that is no less than what was issuable under the original conversion privileges. This guidance applies to convertible debt instruments with cash conversion features and to instruments that are not currently convertible but had substantive conversion features at issuance and at the time the inducement offer is accepted. The updated standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.

In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of ASU 2024-03, which requires public business entities to provide disaggregated disclosures of certain income statement expenses. Specifically, ASU 2025-01 confirms that the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our financial statement disclosures.

3. Accounts Receivable

Accounts receivable as at February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Accounts receivable from customers	$420	$43
Research and development tax credits	121	160
Sales tax	89	75
Interest income receivable	-	70
Other receivables	9	3
	$639	$351

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2025, the Company recorded tax credits of $85 (2024 – $263) as a reduction of research and development expenses and received $209 (2024 – $510) from taxation authorities for research and development tax credits, net of fees.

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 28, 2025, the Company was eligible for non-cash research and development tax credits in the amount of $347 (2024 – $432). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements. As at February 28, 2025, the carry forward balance of non-cash research and development tax credits was $2,671  (2024 - $2,519).

Loop Canada Inc. is also eligible for refundable investment tax credits from the provincial taxation authorities based on qualifying expenditures for manufacturing equipment. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2025, the Company recorded investment tax credits of $5 (2024 – $56) as a reduction of research and development expenses and received $5 (2024 – $522) from taxation authorities for investment tax credits.

4. Inventories

Inventories as at February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Finished goods	$488	$552
Work in process	318	333
Raw materials	14	34
Allowance for inventory write-down	(738)	(817)
	$82	$102

As at February 28, 2025 and February 29, 2024, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of recycled monomers (dimethyl terephthalate (“rDMT”) and monoethylene glycol (“rMEG”)), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers are intended be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process. As at February 28, 2025 and February 29, 2024, finished goods and work in process inventories were presented at their net realizable value, while raw materials were presented at average cost. As at February 28, 2025, the Company recorded an allowance for inventory write-down of $738 (2024 – $817) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months.

5. Prepaid Expenses

Prepaid expenses as at February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Insurance	$69	$449
Utilities	29	31
Software	28	35
Other	32	62
	$158	$577

6. Property, Plant and Equipment, net

	As at February 28, 2025
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment – pre-construction	$8,460	$(8,460)	$-
Building	1,717	(406)	1,311
Land	212	-	212
Building and Land Improvements	1,741	(1,616)	125
Office equipment and furniture	259	(170)	89
	$12,389	$(10,652)	$1,737

	As at February 29, 2024
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment – pre-construction	$8,460	$-	$8,460
Building	1,827	(371)	1,456
Land	226	-	226
Building and Land Improvements	1,853	(1,472)	381
Office equipment and furniture	275	(162)	113
	$12,641	$(2,005)	$10,636

During the year ended February 28, 2025 the Company recorded an impairment charge for equipment of $8,460. This impairment was due to the termination of the joint venture arrangement between the Company and SK Geo Centric Co. Ltd. (“SKGC”) under which they had intended to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. While the equipment may be utilized in a future commercial production facility, the deployment plans for the use of this equipment are not fully developed at this time, therefore the recoverability of the carrying value of the equipment was tested for impairment, resulting in an impairment loss of $8,460 being recognized in the year ended February 28, 2025.

Depreciation expense amounted to $322 for the year ended February 28, 2025 (2024 – $387).

7. Intangible Assets, net

	As at February 28,	As at February 29,
	2025	2024

Patents, at cost – beginning of year	$1,996	$1,514
Additions in the year – patents	450	482
Patents, at cost – end of year	2,446	1,996

Patents, accumulated depreciation – beginning of year	(379)	(231)
Amortization of patents	(202)	(148)
Patents, accumulated depreciation – end of year	(581)	(379)

Foreign exchange effect	(157)	(69)
Patents, net – end of year	$1,708	$1,548

On April 9, 2019, the first U.S. patent was issued for the Infinite Loop™ technology. During the year ending February 28, 2025, the Company continued to develop the Infinite Loop™ technology and filed various patents in jurisdictions around the world.

The Infinite Loop™ technology portfolio currently consists of four patent families for which the Company has 10 issued U.S. patents and four pending U.S. applications. Internationally, the Company also has issued or allowed patents in various foreign jurisdictions. All patents and patent applications, if granted are expected to expire between 2038 and 2044, not including any patent term extension.

Amortization expense amounted to $202 for the year ended February 28, 2025 (2024 - $148).

8. Financial Instruments and Management of Financial Risk

Carrying values and fair values

The following table presents the fair value of the Company’s financial liabilities at February 28, 2025 and February 29, 2024:

	Fair Value at February 28, 2025
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt (Note 13)	$3,085	$3,085	Level 2
Due to customer (Note 10)	$832	$832	Level 2

	Fair Value as at February 29, 2024
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt (Note 13)	$3,320	$3,377	Level 2
Due to customer (Note 10)	$770	$770	Level 2

The fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

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

We mainly finance our operations through the sale and issuance of equity in U.S. dollars while our operations are concentrated in our wholly-owned subsidiary, Loop Canada. Accordingly, we are exposed to foreign exchange risk as we maintain bank accounts in U.S. dollars and a significant portion of our operational costs (including payroll, site costs, costs of locally sourced supplies and income taxes) are denominated in Canadian dollars.

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

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Accounts payable	$2,010	$602
Accrued employee compensation	554	801
Accrued engineering fees	431	511
Accrued professional fees	276	274
Other accrued liabilities	274	133
	$3,545	$2,321

10. Due to Customer

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

Upon mutual agreement, the capacity reservation agreement with the customer was terminated on January 18, 2024. The customer and the Company agreed for the deposit to be refunded in full on July 1, 2027, with no restriction on the Company’s use of the funds. The amount bears no interest. The cause of the termination is related to the customer’s decision to abandon its plans to incorporate recycled PET in its products for technical reasons.

The Company reclassified the customer deposit as a due to customer and established its fair value at $762 based on a discount rate of 8.20%, which reflected a discount of $238. The discount rate used was based on the external financing from a Canadian bank. The discount on due to customer is amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. During the year ended February 28, 2025, the Company recorded an accretion expense of $62 (2024 – $8).

11. Investments in Joint Ventures

Joint venture with Indorama

On September 15, 2018, the Company, through its wholly-owned subsidiary Loop Innovations, LLC, a Delaware limited liability company, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Indorama Ventures Holdings LP, USA (“Indorama”), an indirect subsidiary of Indorama Ventures Public Company Limited, to manufacture and commercialize sustainable polyester resin. Each company has a 50/50 equity interest in Indorama Loop Technologies, LLC (“ILT”), which was specifically formed to operate and execute the joint venture.

ILT meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process in ILT. As such, the Company uses the equity method of accounting to account for its share of the investment in ILT. There were no operations in ILT from the date of inception of September 24, 2018 to February 28, 2025. All contributions to ILT, which have been matched by Indorama Ventures, were used to fund engineering design costs which were capitalized in ILT. During the year ended February 28, 2025, we made no contributions to ILT (2024 – nil).

As at February 29, 2024, the carrying value of the equity investment was $381, which represented 50% of the cash balance in ILT. On October 9, 2024, ILT distributed a total of $735 in cash to the Company and Indorama, of which $368 was received by the Company. The carrying value of the Company’s investment ILT was $13 after the distribution and as of February 28, 2025.

Joint Venture with Ester

On May 1, 2024, the Company entered into an agreement with Ester Industries Ltd. (“Ester”), a manufacturer of polyester films and specialty polymers in India, to form a 50/50 joint venture based in India (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology. During the year ended February 28, 2025, Ester Loop Infinite Technologies Private Limited (“ELITe”) was incorporated to form the India JV.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and the Company will be the exclusive seller and marketing agent of the India JV’s products. Ester and the Company are contracted to work in collaboration on all financing activities for the India JV pursuant to the terms of the agreement. Pursuant to the terms of the relevant governing documents, Loop and Ester parties are required to obtain debt for a minimum of 60% of the total installed cost of the Infinite Loop™ manufacturing facility in India and will each contribute 50% of the initial equity capital of the India JV.

ELITe meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process. As such, the Company uses the equity method of accounting to account for its share of the investment in ELITe.

During the year ended February 28, 2025, Loop and Ester each contributed $1,954 (2024 – nil) to ELITe to fund preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering costs. ELITe incurred losses of $1,374 (2024 – nil) during the year ended February 28, 2025, resulting in the Company recording a loss on equity accounted investment of $687 (2024 – nil) for the period. As a result, the value of the carrying value of the Company’s investment in ELITe was $1,268 (2024 – nil) as at February 28, 2025.

12. Series B Preferred Stock

On December 23, 2024 (the “Issuance Date”), the Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock (“Series B CPS”) at $10.00 per share to Reed Circular Economy (the “Holder”), an affiliate of Reed Societe Generale Group, for cash proceeds of $10,395 (€10,000). The main features of the Series B CPS are as follows:

•	Automatic conversion of the stated value ($10,395 on the Issuance Date) on the fifth anniversary of the Issuance Date into shares of the Company’s common stock at a conversion price of $4.75 per share;
•	Accrues a cumulative fixed annual PIK dividend at a rate of 13% of the stated value, which is added to the stated value of the Series B CPS on September 30 of each year;
•	Redeemable in cash at any time, starting after the third anniversary of the Issuance Date by the Company (issuer call option);
•	Redeemable in cash on the fifth anniversary of the Issuance Date at the option of the Holder (put feature); and
•	Voting rights equal to the number of whole shares of the Company’s common stock (rounded to the nearest whole share) into which the stated value of Series B CPS would be convertible on a given date.

The Series B CPS is classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Although the Series B CPS is mandatorily convertible into a fixed number of common shares after five years, it contains provisions that create obligations for the Company that meet the definition of a liability under US GAAP.

Because the holder has the right to demand redemption for cash at maturity, and the issuer can redeem the instrument prior to conversion, the instrument is not solely within the Company’s control to avoid settlement in a form that would require asset transfer. Accordingly, liability classification is required under ASC 480-10-25-4.

The Series B CPS is initially recognized at fair value, net of issuance costs, and is subsequently measured at amortized cost using the effective interest method. The PIK dividends are accrued over the term of the instrument and increase the carrying amount of the liability.

Although the instrument includes voting rights on an as-converted basis, such rights do not affect the classification assessment under US GAAP. The Company has evaluated the instrument for any embedded features requiring bifurcation under ASC 815, such as derivative elements, and has concluded that separate accounting is not required.

Changes in the carrying value of the instrument, including accrued PIK dividends, are recorded in “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The balance of Series B CPS as at February 28, 2025 and February 29, 2024 was as follows:

	February 28, 2025	February 29, 2024
Stated value at issuance	$10,395	$-
Accrued PIK dividends	252	-
Series B Convertible Preferred Stock	$10,647	$-

13. Long-Term Debt

	February 28, 2025	February 29, 2024
Investissement Québec financing facility:
Principal amount	$3,099	$3,353
Unamortized discount	(138)	(191)
Accrued interest	124	158
Total Investissement Québec financing facility	3,085	3,320
Less: current portion of long-term debt	(312)	(100)
Long-term debt, net of current portion	$2,773	$3,220

Investissement Québec financing facility

On February 21, 2020, the Company received $1,530 (CDN$2,209) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,186 (CDN$4,600) (the “Financing Facility”). The loan’s interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354 based on a discount rate of 5.45%, which reflected a debt discount of $291. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $32 (CDN$46) to Investissement Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

On August 26, 2021, the Company received $1,656 (CDN$2,391) from Investissement Québec as the second disbursement of the Financing Facility, the balance of the total amount available under the Financing Facility. The second disbursement bears the same interest rate and repayment terms as the first disbursement. The Company established the fair value of the loan for the first disbursement at $1,750 based on a discount rate of 3.95%, which reflected a debt discount of $139. The discount rate used was based on the external financing from a Canadian bank. There were no fees associated with the second disbursement. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded interest expense on the Investissement Québec loan for the year ended February 28, 2025 in the amount of $114 (2024 – $84) and an accretion expense of $45 (2024 – $71).

The Company also agreed to issue to Investissement Québec warrants to purchase shares of common stock of the Company in an amount equal to 10% of each disbursement up to a maximum aggregate amount of $319 (CDN$460). The exercise price of the warrants is equal to the higher of (i) $11.00 per share and (ii) the ten-day weighted average closing price of Loop shares of common stock on the Nasdaq stock market for the 10 days prior to the issue of the warrants. The warrants can be exercised immediately upon grant and have a term of three years from the date of issuance. The loan can be repaid at any time by the Company without penalty. In connection with the first disbursement of the Financing Facility, the Company issued a warrant (“First Disbursement Warrant”) to acquire 15,153 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $78 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. In connection with the second disbursement of the Financing Facility, the Company issued a warrant (“Second Disbursement Warrant”) to acquire 17,180 shares of common stock at a strike price of $11.00 per share to Investissement Québec. The Company determined the fair value of the warrants using the Black-Scholes pricing formula. The fair value of the First Disbursement Warrant was determined to be $69 and is included in “Additional paid-in capital – Warrants” in our Condensed Consolidated Balance Sheets. The First Disbursement Warrants expired in the year ended February 28, 2023 and the Second Disbursement Warrants expired in the year ended February 28, 2025.

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

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $74 (CDN $100) of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2025, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

On February 5, 2025, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Third Financing Facility Amendment”). As per the Second Financing Facility Amendment, total annual principal repayments in monthly installments are of $287 (CDN $414) for the fiscal year ending February 28, 2026 and $495 (CDN $714) for the fiscal year ending February 28, 2027, with the remainder of the principal amount being repayable in 36 monthly installments. Pursuant to the Third Financing Facility Amendment the interest rate of the Financing Facility was increased from 3.36% to 4.36%.

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

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2026	$312
February 28, 2027	519
February 29, 2028	797
February 28, 2029	797
February 28, 2030	798
Thereafter	-
Total	$3,223

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,424 (CDN $3,500) in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was not in compliance as at February 28, 2025. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at February 28, 2025, the $2,424 (CDN $3,500) Credit Facility was available and undrawn.

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

As at February 28, 2025, 3,400,000 (2024 – 3,400,000) of Mr. Solomita’s RSUs were outstanding of which 1,400,000 were vested (2024 – 1,400,000). On October 12, 2023, Mr. Solomita and the Company agreed to defer by one year the settlement of 800,000 RSUs that would have otherwise settled on October 15, 2023. On October 9, 2024, Mr. Solomita and the Company agreed to defer by one year the settlement of 1,000,000 RSUs that would have otherwise settled on October 15, 2024. During the year ended February 28, 2025, no outstanding milestones became probable of being met and, accordingly, no additional stock-based compensation expense was recorded.

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the total number of outstanding shares of our common stock on February 12, 2016 (as adjusted for any stock splits and stock dividends effected after February 12, 2016), assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Mr. Solomita’s ownership as of February 28, 2025 of 19,108,722 shares of common stock and 1 share of Series A Preferred Stock provided him with 74.2% of the voting control of the Company.

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

Common Stock

For the year ended February 28, 2025	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	91,355	-
Balance, February 28, 2025	47,620,263	$5

For the year ended February 29, 2024	Number of shares	Amount
Balance, February 28, 2023	47,469,224	$5
Issuance of shares upon settlement of restricted stock units	51,963	-
Issuance of shares upon the exercise of stock options	7,721	-
Balance, February 29, 2024	47,528,908	$5

During the year ended February 28, 2025, the Company recorded the following common stock transactions:

(i)	The Company issued 91,355 shares of the common stock to settle restricted stock units.

During the year ended February 29, 2024, the Company recorded the following common stock transactions:

(i)	The Company issued 51,963 shares of the common stock to settle restricted stock units.
(ii)	The Company issued 7,721 shares of the common stock to settle stock options exercised in the period.

16. Revenues

Revenue for the years ended February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Technology licensing	$10,395	$-
Engineering services	368	-
Sales of PET	126	153
	$10,889	$153

During the year ended February 28, 2025, the Company recorded revenues of $10,395 (2024 – nil) for technology licensing fees, which were related to the sale of a license to Reed Societe Generale Group. The Company entered into a license agreement with Reed Circular Economy (“RCE”), an affiliate of Reed Societe Generale Group, granting a non-transferable, royalty-bearing license to use Loop's proprietary depolymerization technology for one facility within Europe. Pursuant to the terms of the license agreement, the Company received an upfront royalty payment of $10,395 (€10,000).

During the year ended February 28, 2025, the Company recorded revenues of $368 (2024 – nil) for engineering fees, which were related to an engineering services agreement between Loop and ELITe. Pursuant to the agreement, Loop is providing engineering services and support the local engineering firm for the planned Infinite Loop™ facility in India.

During the year ended February 28, 2025, the Company recorded revenues of $126 (2024 – $153) for sales of Loop™ PET resin. As at February 28, 2025, unearned revenue was $102 (2023 – nil), comprised of a payment received from a customer while the Company has not yet fulfilled its obligation to deliver PET.

17. Research and Development Expenses

Research and development expenses for the years ended February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Employee compensation	$3,788	$5,133
External engineering	1,493	2,353
Plant and laboratory operating expenses(1)	870	2,318
Machinery and equipment expenditures	64	1,142
Other	649	433
	$6,864	$11,379

(1)

The amount for the year ended February 29, 2024 includes an inventory write-down of $817 on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months (Note 4).

18. General and Administrative Expenses

General and administrative expenses for the years ended February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024
Employee compensation	$2,823	$3,223
Professional fees	3,428	2,928
Insurance	1,871	2,680
Other	1,106	1,157
	$9,228	$9,988

19. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 28, 2025 and February 29, 2024:

	2025		2024
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of year	2,772,000	$5.10	2,542,000	$5.27
Granted	199,216	2.89	240,000	3.11
Exercised	-	-	(10,000)	0.80
Forfeited	(200,000)	0.80	-	-
Expired	-	-	-	-
Outstanding, end of year	2,771,216	$5.25	2,772,000	$5.10
Exercisable, end of year	2,040,000	$6.12	1,810,000	$6.53

F-24

	2025		2024
Exercise price	Number of stock options outstanding	Weighted average remaining life (years)	Number of stock options outstanding	Weighted average remaining life (years)
$0.80	280,000	0.75	480,000	1.75
$2.68	972,000	7.75	972,000	8.75
$2.89	199,216	9.02	-	-
$3.11	240,000	8.08	240,000	9.08
$5.25	380,000	2.49	380,000	3.50
$12.00	700,000	2.54	700,000	3.54
Outstanding, end of year	2,771,216	5.13	2,772,000	5.53
Exercisable, end of year	2,040,000	4.04	1,810,000	4.55

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the years ended February 28, 2025 and February 29, 2024 were as follows:

	2025	2024
Exercise price	$2.89	$3.11
Risk-free interest rate	4.09%	3.61%
Expected dividend yield	0%	0%
Expected volatility	73%	73%
Expected life	7 years	6.5 years

During the year ended February 28, 2025, stock-based compensation expense attributable to stock options amounted to $555 (2024 – $644).

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 28, 2025 and February 29, 2024:

	2025		2024
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of year	4,368,897	$6.53	3,888,618	$7.09
Granted	213,046	2.10	585,364	2.93
Settled	(91,355)	6.74	(51,963)	8.66
Forfeited	(23,630)	4.88	(53,122)	5.56
Outstanding, end of year	4,466,958	$6.32	4,368,897	$6.53
Outstanding vested, end of year	1,761,421	$5.86	1,635,241	$6.22

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 28, 2025, stock-based compensation attributable to RSUs amounted to $797 (2024 - $778).

Stock-Based Compensation Expense

During the year ended February 28, 2025, stock-based compensation included in research and development expenses amounted to $471 (2024 – $542), and in general and administrative expenses amounted to $881 (2024 – $880).

20. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2023 and 2024, the share reserve was increased by 1,500,000 shares. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Plan units that were authorized for issuance as at and during the years ended February 28, 2025 and February 29, 2024:

	2025	2024
	Number of units*	Number of units*
Authorized, beginning of period	848,244	120,486
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(412,262)	(825,364)
Units forfeited	223,630	53,122
Units expired	-	-
Authorized, end of period	2,159,612	848,244

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

21. Warrants

The following table summarizes the continuity of warrants during the years ended February 28, 2025 and February 29, 2024:

	2025		2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Outstanding, beginning of year	7,089,400	$16.65	7,089,400	$16.65
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(7,089,400)	16.65	-	-
Outstanding, end of year	-	$-	7,089,400	$16.65

22. Interest and Other Financial Expenses

Interest and other financial expenses for the years ended February 28, 2025 and February 29, 2024 are as follows:

	2025	2024
Accrued dividends on convertible securities (Note 12)	$252	$-
Interest on long-term debt (Note 13)	114	84
Interest on credit facility from a Canadian bank (Note 13)	101	-
Accretion expense (Notes 10 and 13)	107	79
Discount on due to customer (Note 10)	-	(238)
Other	44	34
	$618	$(41)

23. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	February 28, 2025	February 29, 2024
U.S. operations	$(6,049)	$(6,012)
Foreign operations	(9,008)	(15,075)
Loss before taxes	$(15,057)	$(21,087)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	February 28, 2025	February 29, 2024
Statutory Federal rate	21%	21%

Federal income tax at statutory rate	$(3,162)	$(4,427)
Effect of foreign jurisdiction	(410)	(937)
Non-deductible expenses	1,641	1,435
Tax credits related to research and development expenditures	(340)	(367)
Change in valuation allowance and other items	2,271	4,296
Effective income tax expense	$-	$-

Current	$-	$-
Deferred	$-	$-

The Company has net operating loss carry forwards of approximately $36,285 (2024 – $37,472) for U.S. Federal income tax purposes expiring between 2035 and 2038, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately $80,560 (CDN$109,168), 2024 - $83,073 (CDN$112,797), and $86,816 (CDN$117,651), 2024 - $89,532 (CDN$121,572), respectively, expiring between 2037 and 2045. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,260 and $4,905, respectively, for the years ended February 28, 2025 and February 29, 2024. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $10,517 (CDN$15,185), 2024 - $9,506 (CDN$12,903) of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 28, 2025	February 29, 2024
Deferred tax assets
Canada net operating loss carry forward	$20,703	$22,765
U.S. net operating loss carry forward	7,620	7,869
Accrual and reserves	691	616
Intangibles	357	304
Property, plant and equipment	4,115	1,914
Research and development expenditures and credits	4,745	4,428
Basis in partnership	235	235
Other	1,828	859
Deferred tax assets	40,294	38,990
Deferred tax liabilities
Intangibles	(453)	(409)
Deferred tax liabilities	(453)	(409)

Deferred tax assets, net	39,841	38,581
Valuation allowance	(39,841)	(38,581)
Deferred tax assets, net	$-	$-

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

24. Segment Reporting

The Company manages its operations as a single reportable segment for the purpose of assessing performance and making operating and strategic decisions, which currently focuses on the commercialization of its technology. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker, or “CODM,” assesses performance decides whether to allocate resources for the Company’s single reportable segment based on consolidated net loss. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance and in establishing management’s compensation. The CODM does not review assets in evaluating the results of the single reportable segment, therefore such information is not presented.

The consolidated statement of operations provides the operating results for the single reportable segment.  Significant segment expenses within the financial statement line items, Research and Development and General and administrative, are further presented in Note 17 and 18, respectively.

	Year ended
	February 28, 2025	February 29, 2024
Research and development (See components in Note 17)	6,864	11,379
General and administrative (See components in Note 18)	9,228	9,988

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures as of February 28, 2025 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

Management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2025. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 28, 2025 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended February 28, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Proposal One: Election of Directors” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2025 (our “Proxy Statement”). Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” in our Proxy Statement. Information required by this item concerning our audit committee and our security holder director nomination procedures is incorporated by reference to the information set forth in the section entitled “Corporate Governance” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Delinquent Section 16(a) Reports” in our Proxy Statement.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities			Filed herewith
4.2	Investors Rights Agreement, by and between SK Global Chemical Co., LTD, Loop Industries, Inc., and Daniel Solomita	S-3	333-258982	August 20, 2021	4.1
4.3	Form of Senior Indenture	S-3	333-281883	August 30, 2024	4.3
4.4	Form of Subordinated Indenture	S-3	333-281883	August 30, 2024	4.4
10.1+	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.2
10.2+	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.3
10.3+	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.4
10.4+	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5+	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.6	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.7	License Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.8	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3

10.9+	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.10	Amendment to Joint Venture Agreements, dated June 18, 2021, by and between the Company, Indorama Ventures Holdings LP and other parties thereto.	10-Q	000-54768	July 15, 2021	10.1
10.11	Securities Purchase Agreement, dated June 22, 2021, by and between SK Global Chemical Co. LTD.	10-Q	000-54768	July 15, 2021	10.2
10.12+	Employment Agreement, dated March 22, 2023, by and between Loop Canada Inc. and Fady Mansour.	10-K	001-38301	May 18, 2023	10.13
10.13*	Joint Venture Agreement, dated April 27, 2023, between SK Geo Centric Co., Ltd. and Loop Industries, Inc.	10-Q	001-38301	July 12, 2023	10.1
10.14+	Employment Agreement, dated January 30, 2020, by and between Loop Canada Inc. and Stephen Champagne.	10-Q	001-38301	July 14, 2020	10.1
10.15	Operating Credit Facility dated July 26, 2022, by and between the Company, Loop Canada, Inc. and Canadian Imperial Bank of Commerce.	10-Q	001-38301	October 12, 2022	10.1
10.16	Enhanced Recycling Partnership Agreement, dated September 10, 2020, by and between Loop Industries, Inc. and Suez Groupe.	10-Q	001-38301	October 7, 2020	10.3
10.17	Know-how and Engineering Agreement, dated September 2, 2020, by and between Loop Canada Inc. and Chemtex Global Corporation.	10-Q	001-38301	October 7, 2020	10.2
10.18	Share Purchase Agreement, dated May 30, 2024, by and between Loop Industries, Inc. and Reed Management SAS.	8-K	001-38301	June 4, 2024	10.1
10.19*	Joint Venture Agreement, dated May 1, 2024, by and among Ester Industries Limited and Loop Industries, Inc.	10-Q	001-38301	July 15, 2024	10.2
10.20	Amended and Restated Share Purchase Agreement, dated December 12, 2024, by and between Loop Industries, Inc. and Reed Management SAS.			Filed herewith
10.21	Securities Purchase Agreement, dated December 23, 2024, by and between Reed Circular Economy and Loop Industries, Inc.			Filed herewith
10.22	Investors Rights Agreement, dated December 23, 2024, by and among Reed Circular Economy, Loop Industries, Inc. and Daniel Solomita.			Filed herewith
10.23*	License Agreement, dated December 23, 2024, by and between Loop Industries, Inc. and Reed Circular Economy, acting exclusively in the name and on behalf of Infinite Loop Europe SAS.			Filed herewith

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
19.1	Insider trading policy			Filed herewith
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	000-54768	May 29, 2024	97.1
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOOP INDUSTRIES, INC.

Date: May 29, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 29, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 29, 2025	By:	/s/ Nicolas Lafond
	Name:	Nicolas Lafond
	Title:	Interim Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 29, 2025	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 29, 2025	By:	/s/ Spencer Hart
	Name:	Spencer Hart
	Title:	Director

Date: May 29, 2025	By:	/s/ Laurent Auguste
	Name:	Laurent Auguste
	Title:	Director

Date: May 29, 2025	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director

Date: May 29, 2025	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

