Form 10-K/A
period 2025-02-28
Loop Industries, Inc.
filed 2025-05-30
CIK 1504678

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

Documents incorporated by reference:

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K/A is incorporated herein by reference from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Stockholders.

EXPLANATORY NOTE

Loop Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended February 28, 2025, originally filed with the Securities and Exchange Commission on May 29, 2025 (the “Original Filing”), to correct the inadvertent misplacement of a sentence in the audit report prepared in accordance with applicable U.S. securities laws and the requirements of the Public Company Accounting Oversight Board, which was included in the Original Filing.

In connection with this correction, the Company is filing an updated consent of PricewaterhouseCoopers LLP as Exhibit 23.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. Accordingly, Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety as set forth herein.

Except as described above, this Amendment does not amend, modify, or update any other information or exhibits in the Original Filing. Unless the context otherwise requires, references to this Form 10-K below refer to this Form 10-K/A.

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

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 29, 2025	4.1
4.2	Investors Rights Agreement, by and between SK Global Chemical Co., LTD, Loop Industries, Inc., and Daniel Solomita	S-3	333-258982	August 20, 2021	4.1
4.3	Form of Senior Indenture	S-3	333-281883	August 30, 2024	4.3
4.4	Form of Subordinated Indenture	S-3	333-281883	August 30, 2024	4.4
10.1+	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.2
10.2+	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.3
10.3+	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.4
10.4+	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5+	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.6	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.7	License Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.8	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3

10.9+	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.10	Amendment to Joint Venture Agreements, dated June 18, 2021, by and between the Company, Indorama Ventures Holdings LP and other parties thereto.	10-Q	000-54768	July 15, 2021	10.1
10.11	Securities Purchase Agreement, dated June 22, 2021, by and between SK Global Chemical Co. LTD.	10-Q	000-54768	July 15, 2021	10.2
10.12+	Employment Agreement, dated March 22, 2023, by and between Loop Canada Inc. and Fady Mansour.	10-K	001-38301	May 18, 2023	10.13
10.13*	Joint Venture Agreement, dated April 27, 2023, between SK Geo Centric Co., Ltd. and Loop Industries, Inc.	10-Q	001-38301	July 12, 2023	10.1
10.14+	Employment Agreement, dated January 30, 2020, by and between Loop Canada Inc. and Stephen Champagne.	10-Q	001-38301	July 14, 2020	10.1
10.15	Operating Credit Facility dated July 26, 2022, by and between the Company, Loop Canada, Inc. and Canadian Imperial Bank of Commerce.	10-Q	001-38301	October 12, 2022	10.1
10.16	Enhanced Recycling Partnership Agreement, dated September 10, 2020, by and between Loop Industries, Inc. and Suez Groupe.	10-Q	001-38301	October 7, 2020	10.3
10.17	Know-how and Engineering Agreement, dated September 2, 2020, by and between Loop Canada Inc. and Chemtex Global Corporation.	10-Q	001-38301	October 7, 2020	10.2
10.18	Share Purchase Agreement, dated May 30, 2024, by and between Loop Industries, Inc. and Reed Management SAS.	8-K	001-38301	June 4, 2024	10.1
10.19*	Joint Venture Agreement, dated May 1, 2024, by and among Ester Industries Limited and Loop Industries, Inc.	10-Q	001-38301	July 15, 2024	10.2
10.20	Amended and Restated Share Purchase Agreement, dated December 12, 2024, by and between Loop Industries, Inc. and Reed Management SAS.	10-K	001-38301	May 29, 2025	10.20
10.21	Securities Purchase Agreement, dated December 23, 2024, by and between Reed Circular Economy and Loop Industries, Inc.	10-K	001-38301	May 29, 2025	10.21
10.22	Investors Rights Agreement, dated December 23, 2024, by and among Reed Circular Economy, Loop Industries, Inc. and Daniel Solomita.	10-K	001-38301	May 29, 2025	10.22
10.23*	License Agreement, dated December 23, 2024, by and between Loop Industries, Inc. and Reed Circular Economy, acting exclusively in the name and on behalf of Infinite Loop Europe SAS.	10-K	001-38301	May 29, 2025	10.23

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
19.1	Insider trading policy	10-K	001-38301	May 29, 2025	19.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	000-54768	May 29, 2024	97.1
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOOP INDUSTRIES, INC.

Date: May 30, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 30, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 30, 2025	By:	/s/ Nicolas Lafond
	Name:	Nicolas Lafond
	Title:	Interim Chief Financial Officer (principal accounting officer and principal financial officer)

Date: May 30, 2025	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 30, 2025	By:	/s/ Spencer Hart
	Name:	Spencer Hart
	Title:	Director

Date: May 30, 2025	By:	/s/ Laurent Auguste
	Name:	Laurent Auguste
	Title:	Director

Date: May 30, 2025	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director

Date: May 30, 2025	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director

