Form 10-Q
period 2025-05-31
Loop Industries, Inc.
filed 2025-07-15
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As at July 14, 2025, there were 47,718,350 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three months ended May 31, 2025

Index to the Unaudited Interim Condensed Consolidated Financial Statements

3

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	May 31, 2025	February 28, 2025

Assets
Current assets
Cash and cash equivalents	$9,748	$12,973
Accounts receivable (Note 3)	974	639
Inventories	86	82
Prepaid expenses (Note 4)	507	158
Total current assets	11,315	13,852
Investments in joint ventures (Note 9)	979	1,281
Property, plant and equipment, net (Note 5)	1,787	1,737
Intangible assets, net (Note 6)	1,840	1,708
Total assets	$15,921	$18,578

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$3,513	$3,545
Unearned revenue	102	102
Current portion of long-term debt (Note 11)	409	312
Total current liabilities	4,024	3,959
Due to customer	848	832
Series B Convertible Preferred stock (Note 10)	10,987	10,647
Long-term debt (Note 11)	2,786	2,773
Total liabilities	18,645	18,211

Stockholders’ Equity
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,718,350 shares issued and outstanding (February 28, 2025 – 47,528,908) (Note 11)	5	5
Additional paid-in capital	193,904	193,529
Accumulated deficit	(195,474)	(192,027)
Accumulated other comprehensive loss	(1,159)	(1,140)
Total stockholders’ equity	(2,724)	367
Total liabilities and stockholders’ equity	$15,921	$18,578

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended
	May 31, 2025	May 31, 2024
Revenues (Note 13)	$252	$6

Expenses :
Research and development (Note 14)	1,374	2,237
General and administrative (Note 15)	1,649	2,911
Depreciation and amortization (Notes 5 and 6)	100	137
Loss on equity accounted investment (Note 9)	302	-
Total expenses	3,425	5,285

Other loss (income) :
Interest and other financial expenses	419	60
Interest income	(100)	(126)
Foreign exchange gain	(45)	(24)
Total other loss (income)	274	(90)
Net loss	(3,447)	(5,189)

Other comprehensive (loss) income :
Foreign currency translation adjustment	(19)	(55)
Comprehensive loss	$(3,466)	$(5,244)
Net loss per share
Basic and diluted	$(0.07)	$(0.11)
Weighted average common shares outstanding
Basic and diluted	47,664,134	47,535,413

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2025
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$(192,027)	$(1,140)	$367
Issuance of shares upon the vesting of restricted stock units (Note 16)	98,087	-	-	-	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	486	-	-	486
Restricted stock units issued for services (Note 16)	-	-	-	-	(111)	-	-	(111)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Net loss	-	-	-	-	-	(3,447)	-	(3,447)
Balance, May 31, 2025	47,718,350	$5	1	$-	$193,904	$(195,474)	$(1,159)	(2,724)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2024
	Common stock par value $0.0001		Preferred stock par value $0.0001		Additional	Additional Paid-in		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Capital – Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the vesting of restricted stock units (Note 16)	9,837	-	-	-	-	-	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	146	-	-	-	146
Restricted stock units issued for services (Note 16)	-	-	-	-	224	-	-	-	224
Foreign currency translation	-	-	-	-	-	-	-	(55)	(55)
Net loss	-	-	-	-	-	-	(5,189)	-	(5,189)
Balance, May 31, 2024	47,538,745	$5	1	$-	$172,162	20,385	(182,159)	(1,125)	9,268

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Three Months Ended May 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(3,447)	$(5,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	100	137
Stock-based compensation expense (Note 16)	375	370
Accrued interest and other financing costs (Notes 10 and 11)	369	28
Loss on equity accounted investment (Note 9)	302	-
Changes in operating assets and liabilities:
Accounts receivable (Note 3)	(297)	108
Inventories	-	3
Prepaid expenses (Note 4)	(343)	51
Accounts payable and accrued liabilities (Note 8)	(141)	577
Net cash used in operating activities	(3,082)	(3,915)

Cash Flows from Investing Activities
Additions to intangible assets (Note 6)	(115)	(176)
Net cash used in investing activities	(115)	(176)

Cash Flows from Financing Activities
Borrowings under credit facility	-	2,517
Repayment of long-term debt (Note 11)	(55)	(25)
Net cash (used) provided by financing activities	(55)	2,492

Effect of exchange rate changes	27	(68)
Net decrease in cash	(3,225)	(1,667)
Cash and cash equivalents, beginning of period	12,973	6,958
Cash and cash equivalents, end of period	$9,748	$5,291

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$50	$42
Interest received	$100	$195

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three Months Ended May 31, 2025 and 2024

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on May 29, 2025, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on May 30, 2025. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method. The Company also owns a 50% interest in a joint venture, Ester Loop Infinite Technologies Private Limited, which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three months ended May 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2026, or for any other period.

All monetary amounts in these notes to the condensed consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

2. Summary of Significant Accounting Policies

Liquidity risk assessment

Since its inception, the Company has been in the pre-commercialization stage with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to advance its commercialization efforts. As at May 31, 2025, the Company had cash and cash equivalents of $9,748.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statements issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) the estimation of amount and timing of future cash outflows and inflows, and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management has determined that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for at least twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing facilities is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. In particular, the Company will require capital sufficient to fund its equity contributions to the India JV (as defined under Note 9 below) for the construction of the planned Infinite Loop™ facility in India, as well as its ongoing cash requirements.

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

For the three-month periods ended May 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2025, the potentially dilutive securities consisted of 5,573,138 outstanding stock options (2024 – 2,971,216), 3,981,121 outstanding restricted stock units (2024 – 4,399,060), and nil outstanding warrants (2024 – 7,089,400).

Recently adopted accounting pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05, Joint Venture Formations, which requires joint ventures to apply a new basis of accounting by measuring assets and liabilities at fair value upon formation. The amendments address diversity in practice by establishing requirements for recognition and measurement of net assets and liabilities on the formation date. The updated standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this accounting guidance for the three-month period ended May 31, 2025 did not impact the disclosures in our interim condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for our annual period beginning after December 15, 2024 and all joint ventures formed on or after January 1, 2025, which for the Company is the annual period ending February 28, 2026. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.

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

3. Accounts Receivable

Accounts receivable as at May 31, 2025 and February 28, 2025 were as follows:

	May 31, 2025	February 28, 2025
Accounts receivable from customers	$667	$420
Research and development tax credits	159	121
Sales tax	94	89
Other receivables	54	9
	$974	$639

4. Prepaid Expenses

Prepaid expenses as at May 31, 2025 and February 28, 2025 were as follows:

	May 31, 2025	February 28, 2025
Insurance	$373	$69
Utilities	32	29
Software	24	28
Other	78	32
	$507	$158

5. Property, Plant and Equipment, Net

	As at May 31, 2025
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,802	(441)	1,361
Land	223	-	223
Building and Land Improvements	1,827	(1,714)	113
Office equipment and furniture	271	(181)	90
	$12,583	(10,796)	1,787

	As at February 28, 2025
	Cost	Accumulated depreciation, write-down and impairment	Net book value
Machinery and equipment – pre-construction	$8,460	$(8,460)	$-
Building	1,717	(406)	1,311
Land	212	-	212
Building and Land Improvements	1,741	(1,616)	125
Office equipment and furniture	259	(170)	89
	$12,389	$(10,652)	$1,737

Depreciation expense amounted to $35 for the three-month period ended May 31, 2025 (2024 – $91).

6. Intangible Assets, Net

Intangible assets as at May 31, 2025 and February 28, 2025 were $1,840 and $1,708 respectively.

During the three-month periods ended May 31, 2025 and 2024, we capitalized additions relating to patent application costs to intangible assets of $115 and $176, respectively.

Amortization expense for the three-month period ended May 31, 2025 amounted to $66 (2024 – $46).

7. Fair Value of Financial Instruments

The following tables presents the fair value of the Company’s financial liabilities as at May 31, 2025 and February 28, 2025:

	Fair Value at May 31, 2025
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt (Note 11)	$3,195	$3,195	Level 2
Due to customer	$848	$848	Level 2

	Fair Value at February 28, 2025
	Carrying Amount	Fair Value	Level in the hierarchy
Financial liabilities measured at amortized cost:
Long-term debt (Note 11)	$3,085	$3,085	Level 2
Due to customer	$832	$832	Level 2

The fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2025 and February 28, 2025 were as follows:

	May 31, 2025	February 28, 2025
Accounts payable	$2,033	$2,010
Accrued employee compensation	471	554
Accrued engineering fees	458	431
Accrued professional fees	320	276
Other accrued liabilities	231	274
	$3,513	$3,545

9. Investments in Joint Ventures

Joint Venture with Ester

On May 1, 2024, the Company entered into an agreement with Ester Industries Ltd. (“Ester”), a manufacturer of polyester films and specialty polymers in India, to form a 50/50 joint venture based in India (“India JV”). The purpose of the India JV is to build and operate an Infinite Loop™ manufacturing facility in India which will produce lower carbon footprint rDMT, rMEG and specialty polymers, using the Infinite Loop™ Technology. During the year ended February 28, 2025, Ester Loop Infinite Technologies Private Limited (“ELITe”) was incorporated as the India JV.

ELITe meets the accounting definition of a joint venture where neither party has control of the joint venture entity and both parties have joint control over the decision-making process. As such, the Company uses the equity method of accounting to account for its share of the investment in ELITe.

During the three-month period ended May 31, 2025, Loop and Ester made no contributions (2024 – nil) to ELITe. During the three-month period ended May 31, 2025, ELITe incurred losses of $604 (2024 – nil), resulting in the Company recording its share of the loss on equity accounted investment of $302 (2024 – nil) for the period. As at May 31, 2025, the carrying value of the Company’s investment in ELITe was $979 (2024 – nil).

10. Series B Convertible Preferred Stock

The balance of Series B Convertible Preferred Stock as at May 31, 2025 and February 28, 2025 was as follows:

	May 31, 2025	February 28, 2025
Stated value at issuance	$10,395	$10,395
Accrued PIK dividends	592	252
Series B Convertible Preferred Stock	$10,987	$10,647

During the three-month period ended May 31, 2025, the company recorded PIK dividends of $340 (2024 – nil), which were recorded in “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

11. Long‑Term Debt

Long-term debt as of May 31, 2025 and February 28, 2025, was comprised of the following:

	May 31, 2025	February 28, 2025
Investissement Québec financing facility:
Principal amount	$3,202	$3,099
Unamortized discount	(133)	(138)
Accrued interest	126	124
Total Investissement Québec financing facility	3,195	3,085
Less: current portion of long-term debt	(409)	(312)
Long-term debt, net of current portion	$2,786	$2,773

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three-month period ended May 31, 2025 in the amount of $36 (2024 – $30) and an accretion expense of $11 (2024 – $14). During the three-month period ended May 31, 2025, the Company made repayments of $55 (2024 – $25) on the Investissement Québec loan.

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2026	$273
February 28, 2027	545
February 29, 2028	837
February 28, 2029	837
February 28, 2030	836
Thereafter	-
Total	$3,328

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,544 in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was not in compliance as at May 31, 2025. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at May 31, 2025, the $2,544 Credit Facility was available and undrawn. As at May 31, 2024, the Company had borrowings of $2,517 under the Credit Facility.

On July 4, 2025, the Company and the Canadian Bank executed an amendment to the Credit Facility, modifying the minimum equity covenant to include the balance of Series B Convertible Preferred Stock as at February 28, 2025 of $10,647 in the calculation of stockholders’ equity. The Company was in compliance with the minimum equity covenant following this amendment.

12. Stockholders’ Equity

Common Stock

For the period ended May 31, 2025	Number of shares	Amount
Balance, February 28, 2025	47,620,263	$5
Issuance of shares upon settlement of restricted stock units	98,087	-
Balance, May 31, 2025	47,718,350	$5

For the period ended May 31, 2024	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	9,837	-
Balance, May 31, 2024	47,538,745	$5

During the three months ended May 31, 2025, the Company recorded the following common stock transactions:

(i)	The Company issued 98,087 shares of the common stock to settle restricted stock units that vested in the period.

During the three months ended May 31, 2024, the Company recorded the following common stock transactions:

(i)	The Company issued 9,837 shares of the common stock to settle restricted stock units that vested in the period.

13. Revenues

Revenue for the three-month periods ended May 31, 2025 and 2024 were as follows:

	May 31, 2025	May 31, 2024
Engineering services	$244	$-
Sales of PET	8	6
	$252	$6

During the three-month period ended May 31, 2025, the Company recorded revenues of $244 (2024 – nil) for engineering fees, which were related to an engineering services agreement between Loop and ELITe. Pursuant to the agreement, Loop provides engineering services for the planned Infinite Loop™ facility in India.

During the three-month period ended May 31, 2025, the Company recorded revenues of $8 (2024 – $6) for sales of Loop™ PET resin. As at May 31, 2025, unearned revenue was $102 (2024 – nil), comprised of a payment received from a customer while the Company has not yet fulfilled its obligation to deliver PET.

14. Research and Development Expenses

Research and development expenses for the three-month periods ended May 31, 2025 and 2024 were as follows:

	May 31, 2025	May 31, 2024
Employee compensation	$1,014	$1,144
External engineering	5	628
Plant and laboratory operating expenses	231	270
Other	124	195
	$1,374	$2,237

15. General and Administrative Expenses

General and administrative expenses for the three-month periods ended May 31, 2025 and 2024 were as follows:

	May 31, 2025	May 31, 2024
Employee compensation	$632	$876
Insurance	453	492
Professional fees	361	1,255
Other	203	288
	$1,649	$2,911

16. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company’s stock options during the three-month periods ended May 31, 2025 and 2024:

	2025		2024
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding, beginning of period	2,771,216	$5.25	2,772,000	$5.10
Granted	2,801,922	1.16	199,216	2.89
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	5,573,138	$3.19	2,971,216	$4.95
Exercisable, end of period	2,711,727	$4.98	1,890,000	$6.39

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the three-month period ended May 31, 2025 and 2024 were as follows:

	2025	2024
Exercise price	$1.16	2.89
Risk-free interest rate	3.68% – 3.72%	4.09%
Expected dividend yield	0%	0%
Expected volatility	81% – 82%	73%
Expected life	3.5 – 5.0 years	7 years

The weighted-average grant-date fair value of options granted during the periods ended May 31, 2025 and 2024 was $0.62 and $2.03, respectively.

A summary of the Company’s nonvested shares as of May 31, 2025, and changes during the period ended May 31, 2025 were as follows:

	Number of stock options	Weighted-average grant-date fair value
Nonvested, beginning of period	731,216	$1.88
Granted	2,270,000	0.64
Exercised	-	-
Forfeited	-	-
Vested	(139,805)	2.09
Nonvested, end of period	2,861,411	$0.89

During the three-month periods ended May 31, 2025 and 2024, stock-based compensation expense attributable to stock options amounted to $486 and $146, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended May 31, 2025 and 2024:

	2025		2024
	Number of units	Weighted average fair value price	Number of units	Weighted average fair value price
Outstanding, beginning of period	4,466,958	$6.32	4,368,897	$6.53
Granted	-	-	40,000	2.85
Settled	(98,087)	3.41	(9,837)	8.31
Forfeited	(387,750)	2.87	-	-
Outstanding, end of period	3,981,121	$6.73	4,399,060	$6.49
Outstanding vested, end of period	1,689,255	$6.02	1,727,575	$6.07

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended May 31, 2025 and 2024, stock-based compensation attributable to RSUs amounted to $(111), which includes $(268) for forfeitures recorded in the period,  and $224, respectively.

Stock-Based Compensation Expense

During the three-month periods ended May 31, 2025 and 2024, stock-based compensation included in research and development expenses amounted to $312 and $129, respectively, and in general and administrative expenses amounted to $63 and $241, respectively.

17. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2025, the share reserve was increased by 1,500,000 shares (2024 – 1,500,000). The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the units that were authorized for issuance under the Plan as at and during the three-month periods ended May 31, 2025 and 2024:

	2025	2024
	Number of units*	Number of units*
Authorized, beginning of period	2,159,612	848,244
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(2,801,922)	(239,216)
Units forfeited	387,750	-
Units expired	-	-
Authorized, end of period	1,245,440	2,109,028

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and any forward-looking statements should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, including those risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on May 29, 2025, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on May 30, 2025 (the “2025 Annual Report”).

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop Industries,” “Loop,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, and market and industry trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection to them, (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts including trade disputes and increasing protectionist measures that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

Agreements with Reed Societe Generale Group

On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed Societe Generale Group, a European investment firm focused on high impact and technology-enabled infrastructure majority-owned by the bank Societe Generale. The Amended Agreement amends the original Share Purchase Agreement dated May 30, 2024 previously reported by the Company in a current report on Form 8-K filed on June 4, 2024. A joint entity, which under French Law is referred to as a simplified joint-stock company, was incorporated (“Infinite Loop Europe”), to be owned 90% by Reed Societe Generale Group and 10% by Loop, with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. Pursuant to the Amended Agreement, the Company will enter into a Securityholders Agreement with Reed Circular Economy (“RCE”), an affiliate of Reed Societe Generale Group, to establish the framework for the governance, ownership, and operations of Infinite Loop Europe.

On December 23, 2024, the Company received total cash proceeds of $20.8 million (€20.0 million) upon closing of the financing and licensing transactions contemplated by the Amended Agreement. The Company entered into a license agreement with RCE, acting on behalf of Infinite Loop Europe, granting a license to use Loop’s proprietary depolymerization technology for one facility within Europe. Pursuant to the terms of the license agreement, the Company received an initial upfront royalty payment of $10.4 million (€10.0 million), with additional milestone-based payments from Reed Societe Generale Group to follow. Additionally, the Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock (“Series B CPS”) at $10.00 per share to RCE for cash proceeds of $10.4 million (€10.0 million).

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

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of May 31, 2025, Loop and Ester had each made total equity contributions of $1.9 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the local engineering firm. This has resulted in Loop generating engineering services revenue of $0.2 million in the quarter ended May 31, 2025.

The development of the Infinite Loop™ India facility continues to progress towards groundbreaking. Following the completion of a detailed land study by an external engineering firm, the India JV partners have identified the Gujarat province of India as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO2 emissions and proximity to waste PET and polyester feedstocks. Additionally, feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced. Furthermore, ELITe has engaged a leading global advisory firm which has been retained to manage the debt syndication process to finance the construction of the Infinite Loop™ India facility.

Based on an engineering study completed by a globally renowned engineering firm in May 2025, the estimated total investment cost for the facility, including continuous polymerization, financing costs during construction and initial working capital requirements, is expected to be approximately $176 million. Groundbreaking for the Infinite Loop™ India facility is now expected to occur in the second half of calendar 2025, with commercial operations projected to commence in calendar 2027.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.2 million in the quarter ended May 31, 2025.

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

Recent Development – ATM Offering

On July 3, 2025, we entered into an At the Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Sales Agent”), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through or to the Sales Agent, acting as our sales agent or principal (the “ATM”). We are not obligated to make any sales of shares under the Sales Agreement and we may not sell any shares under the Sales Agreement, or if we do, as to the price or amount of shares that we will sell, or the date on which any such sales will take place.

Human Capital

As of May 31, 2025, we had 44 employees of which 18 work in research and development, 17 in engineering and operations, and 9 in administrative functions.

Results of Operations

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

The following table summarizes our operating results for the three-month periods ended May 31, 2025 and 2024, in thousands of U.S. Dollars.

	Three months ended May 31,
	2025	2024	Change favorable / (unfavorable)
Revenues	$252	$6	$246

Expenses
Research and development
Employee compensation	702	1,015	313
Stock-based compensation	312	129	(183)
External engineering	5	628	623
Plant and laboratory operating expenses	231	270	39
Other	124	195	71
Total research and development	1,374	2,237	863

General and administrative
Employee compensation	569	635	66
Stock-based compensation	63	241	178
Professional fees	361	1,255	894
Insurance	453	492	39
Other	203	288	85
Total general and administrative	1,649	2,911	1,262

Loss on equity accounted investment	302	-	(302)
Depreciation and amortization	100	137	37
Interest and other financial expenses (income)	419	60	(359)
Interest income	(100)	(126)	(26)
Foreign exchange gain	(45)	(24)	21
Total expenses	3,699	5,195	1,496
Net loss	$(3,447)	$(5,189)	$1,742

First Quarter Ended May 31, 2025

Revenues

Revenues for the three-month period ended May 31, 2025 increased $246 to $252, as compared to $6 for the same period in 2024. The revenues for the three-month period ended May 31, 2025 resulted from $244 in engineering fees and $8 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility. The revenues of $6 for the three-month period ended May 31, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expense for the three-month period ended May 31, 2025 decreased $863 to $1,374, as compared to $2,237 for the same period in 2024. The decrease was primarily attributable to a $623 decrease in external engineering expenses for design work for our Infinite Loop™ manufacturing process, and a $313 decrease in employee compensation expenses, partially offset by a $183 increase in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended May 31, 2025 decreased $1,262 to $1,649, as compared to $2,911 for the same period in 2024. The decrease was primarily attributable to a $894 decrease in professional fees, which was mainly attributable to legal costs related to our partnerships with Reed Societe Generale Group and Ester incurred in the three-month period ended May 31, 2024, a $178 decrease in stock-based compensation expense mainly due to $(268) of forfeitures recorded in the three-month period ended May 31, 2025, and a decrease of $66 in employee compensation expenses.

Loss on equity accounted investment

Loss on equity accounted investment increased by $302 for the three-month period ended May 31, 2025. This loss relates to the Company’s 50% portion of the loss incurred by the India JV for the three-month period ended May 31, 2025, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Interest and other financial expenses

Interest and other financial expenses increased by $359 for the three-month period ended May 31, 2025. This increase is mainly attributable to the accrued PIK dividend on the Series B Convertible Preferred Stock issued to RCE recorded as an interest expense for $340 in the three-month period ended May 31, 2025 (2024 – nil).

Net Loss

The net loss for the three-month period ended May 31, 2025 decreased $1,742 to $3,447, as compared to $5,189 for the same period in 2024. This decrease was primarily due to the decrease of $1,262 in general and administrative expenses and the decrease of $863 in research and development expenses, which were partially offset by the $359 increase in interest and other financial expenses and the increase of $302 in loss on equity accounted investment.

LIQUIDITY AND CAPITAL RESOURCES

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Since its inception, the Company has been in the pre-commercialization stage with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to advance its commercialization efforts. As at May 31, 2025, the Company had cash and cash equivalents of $9,748. Our liquidity position is subject to risks and uncertainties, including those discussed under “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the Risk Factors section included in Part I, Item 1A of our 2025 Annual Report.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the financial statements issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this liquidity assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) the estimation of amount and timing of future cash outflows and inflows, and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for at least twelve months from the issuance date of the unaudited interim condensed consolidated financial statements.

The Company’s ability to move to the next stage of its strategic development and construct manufacturing facilities is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of further technology licensing arrangements, government incentive programs, and/or the issuance of debt and/or equity. In particular, the Company will require capital sufficient to fund its equity contributions to the India JV for the construction of the planned Infinite Loop™ facility in India, as well as its ongoing cash requirements. The Company’s financing requirements may potentially be reduced depending on the timing of anticipated revenues from engineering services for the European partnership with Reed Societe Generale Group.

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

Sale and issuance of Series B CPS

On December 23, 2024 (the “Issuance Date”), the Company issued and sold 1,044,430 shares of Series B CPS at $10.00 per share to Reed Circular Economy (the “Holder”), an affiliate of Reed Societe Generale Group, for cash proceeds of $10,395 (€10,000). The main features of the Series B CPS are as follows:

•	Automatic conversion of the stated value ($10,395 on the Issuance Date) on the fifth anniversary of the Issuance Date into shares of the Company’s common stock at a conversion price of $4.75 per share;
•	Accrues a cumulative fixed annual PIK dividend at a rate of 13% of the stated value, which is added to the stated value of the Series B CPS on September 30 of each year;
•	Redeemable in cash at any time, starting after the third anniversary of the Issuance Date by the Company (issuer call option);
•	Redeemable in cash on the fifth anniversary of the Issuance Date at the option of the Holder (put feature); and
•	Voting rights equal to the number of whole shares of the Company’s common stock (rounded to the nearest whole share) into which the stated value of Series B CPS would be convertible on a given date; and separate class voting rights on certain matters such as amendments to the Certificate of Designation or Articles of Incorporation that adversely affect the rights of the Series B CPS, as long as at least 50,000 shares of Series B CPS are outstanding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Designation, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2025.

Investissement Québec financing facility

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,344. We received the first disbursement in the amount of $1,606 on February 21, 2020 and the second disbursement in the amount of $1,738 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan’s interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the Financing Facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available under the Financing Facility after the second disbursement.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $36 of the principal amount was repayable in monthly installments in the fiscal year ended February 29, 2024, with the remainder of the principal amount being repayable in 72 monthly installments.

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $73 of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2025, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

On February 5, 2025, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Third Financing Facility Amendment”). As per the Third Financing Facility Amendment, total annual principal repayments in monthly installments are of $301 for the fiscal year ending February 28, 2026 and $519 for the fiscal year ending February 28, 2027, with the remainder of the principal amount being repayable in 36 monthly installments. Pursuant to the Third Financing Facility Amendment the interest rate of the Financing Facility was increased from 3.36% to 4.36%.

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

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,544 in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was not in compliance as at May 31, 2025. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at May 31, 2025, the $2,544 Credit Facility was available and undrawn.

On July 4, 2025, the Company and the Canadian Bank executed an amendment to the Credit Facility, modifying the minimum equity covenant to include the balance of Series B Convertible Preferred Stock as at February 28, 2025 of $10,647 in the calculation of stockholders’ equity. The Company was in compliance with the minimum equity covenant following this amendment.

Flow of Funds

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2025 and 2024 was as follows, in thousands of U.S. Dollars:

	Three Months Ended May 31,
	2025	2024
Net cash used in operating activities	$(3,082)	$(3,915)
Net cash used in investing activities	(115)	(176)
Net cash provided by (used in) financing activities	(55)	2,492
Effect of exchange rate changes on cash	27	(68)
Net decrease in cash	$(3,225)	$(1,667)

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2025, we used $3,082 in operations compared to $3,915 during the three-month period ended May 31, 2024. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities, and lower legal costs related to forming our partnerships with Reed Societe Generale Group and Ester.

Net Cash Used in Investing Activities

During the three months ended May 31, 2025, we used $115 in investing activities compared to $176 during the three-month period ended May 31, 2024. During the three months ended May 31, 2025, we made investments in intangible assets of $115, particularly to file patents for the Infinite Loop™ technology in the United States and around the world. During the three months ended May 31, 2024, we made investments in intangible assets of $176.

Net Cash Provided by (Used in) Financing Activities

During the three months ended May 31, 2025, we repaid $55 of long-term debt. During the three months ended May 31, 2024, we borrowed $2,517 under the Credit Facility and we repaid $25 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business.  Risk factors relating to us are set forth under “Risk Factors” in our 2025 Annual Report. No material changes to such risk factors have occurred during the three months ended May 31, 2025. An additional risk factor is included below in connection with the recent launch of our ATM offering.

The sale or issuance of our common stock in an at-the-market offering, pursuant to an At the Market Offering Agreement (“Sales Agreement”) with Roth Capital Partners, LLC, may cause dilution and the sale of the shares of common stock sold pursuant to the Sales Agreement, or the perception that such sales may occur, could cause the price of our common stock to fall.

On July 3, 2025, we entered into an At the Market Offering Agreement with Roth Capital Partners, LLC (“Sales Agent”), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through or to the Sales Agent, acting as our sales agent or principal

Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, directly to the Sales Agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. The Sales Agreement provides that the Sales Agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement.

Depending on market liquidity at the time, sales of shares under the Sales Agreement may cause the trading price of our common stock to fall. Additionally, further sales of our common stock, if any, under the Sales Agreement will depend upon market conditions and other factors to be determined by us. We ultimately may sell all, some or none of the shares of our common stock that may be sold pursuant to the Sales Agreement and, after such shares have been sold, the purchasers may sell all, some or none of those shares. Therefore, sales under the Sales Agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock under the Sales Agreement, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	001-38301	April 10, 2018	3.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 15, 2025	By:	/s/ Nicolas Lafond
	Name:	Nicolas Lafond
	Title:	Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

