Form 10-Q
period 2025-08-31
Loop Industries, Inc.
filed 2025-10-15
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

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

Registrant's telephone number, including area code (450) 951-8555

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

As at October 14, 2025, there were 48,043,068 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Six Months Ended August 31, 2025

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	August 31,	February 28,
	2025	2025

Assets
Current assets
Cash and cash equivalents	$7,310	$12,973
Accounts receivable and other (Note 3)	902	639
Inventories	86	82
Prepaid expenses (Note 4)	502	158
Total current assets	8,800	13,852
Investments in joint ventures	936	1,281
Property, plant and equipment, net (Note 5)	1,754	1,737
Intangible assets, net (Note 6)	1,800	1,708
Total assets	$13,290	$18,578

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$3,335	$3,545
Unearned revenue	102	102
Current portion of long-term debt (Note 11)	464	312
Total current liabilities	3,901	3,959
Due to customer	865	832
Series B Convertible Preferred stock (Note 10)	11,328	10,647
Long-term debt (Note 11)	2,664	2,773
Total liabilities	18,758	18,211

Stockholders’ Equity (Deficit)
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 47,863,478 shares issued and outstanding (February 28, 2025 – 47,620,263) (Note 12)	5	5
Additional paid-in capital	194,370	193,529
Accumulated deficit	(198,678)	(192,027)
Accumulated other comprehensive loss	(1,165)	(1,140)
Total stockholders’ equity (deficit)	(5,468)	367
Total liabilities and stockholders’ equity (deficit)	$13,290	$18,578

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Six Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Revenues (Note 13)	$-	$23	$252	$29

Expenses:
Research and development (Note 14)	843	1,945	2,217	4,182
General and administrative (Note 15)	1,871	2,595	3,519	5,506
Depreciation and amortization (Notes 5 and 6)	96	129	197	266
Loss on equity accounted investments (Note 9)	43	-	345	-
Total expenses	2,853	4,669	6,278	9,954

Other loss (income):
Interest and other financial expenses	419	119	837	179
Interest income	(70)	(6)	(170)	(132)
Foreign exchange loss (gain)	2	80	(42)	56
Total other loss	351	193	625	103
Net loss	(3,204)	(4,839)	(6,651)	(10,028)

Other comprehensive loss:
Foreign currency translation adjustment	(6)	43	(25)	(12)
Comprehensive loss	$(3,210)	$(4,796)	$(6,676)	$(10,040)
Net loss per share
Basic and diluted	$(0.07)	$(0.10)	$(0.14)	$(0.21)
Weighted average common shares outstanding
Basic and diluted	47,769,800	47,573,302	47,716,964	47,554,357

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2025
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity (Deficit)
Balance, May 31, 2025	47,718,350	$5	1	$-	$193,904	$-	$(195,474)	$(1,159)	$(2,724)
Issuance of shares upon the vesting of restricted stock units (Note 16)	28,770	-	-	-	-	-	-	-	-
Issuance of common stock under ATM Equity Offering (Note 12)	116,358	-	-	-	193	-	-	-	193
Stock options issued for services (Note 16)	-	-	-	-	165	-	-	-	165
Restricted stock units issued for services (Note 16)	-	-	-	-	115	-	-	-	115
Share issuance costs	-	-	-	-	(7)	-	-	-	(7)
Foreign currency translation	-	-	-	-	-	-	-	(6)	(6)
Net loss	-	-	-	-	-	-	(3,204)	-	(3,204)
Balance, August 31, 2025	47,863,478	$5	1	$-	$194,370	$-	$(198,678)	$(1,165)	$(5,468)

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2024
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Balance, May 31, 2024	47,538,745	$5	1	$-	$172,162	$20,385	$(182,159)	$(1,125)	$9,268
Issuance of shares upon the vesting of restricted stock units (Note 16)	81,518	-	-	-	-	-	-	-	-
Expiration of warrants	-	-	-	-	13,344	(13,344)	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	148	-	-	-	148
Restricted stock units issued for services (Note 16)	-	-	-	-	214	-	-	-	214
Foreign currency translation	-	-	-	-	-	-	-	43	43
Net loss	-	-	-	-	-	-	(4,839)	-	(4,839)
Balance, August 31, 2024	47,620,263	$5	1	$-	$185,868	$7,041	$(186,998)	$(1,082)	$4,834

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Six months ended August 31, 2025
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity (Deficit)
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367
Issuance of shares upon the vesting of restricted stock units (Note 16)	126,857	-	-	-	-	-	-	-	-
Issuance of common stock under ATM Equity Offering (Note 12)	116,358	-	-	-	193	-	-	-	193
Stock options issued for services (Note 16)	-	-	-	-	651	-	-	-	651
Restricted stock units issued for services (Note 16)	-	-	-	-	4	-	-	-	4
Share issuance costs	-	-	-	-	(7)	-	-	-	(7)
Foreign currency translation	-	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	-	(6,651)	-	(6,651)
Balance, August 31, 2025	47,863,478	$5	1	$-	$194,370	$-	$(198,678)	$(1,165)	$(5,468)

(in thousands of U.S. dollars, except for share data)	Six months ended August 31, 2024
	Common stock		Series A Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the vesting of restricted stock units (Note 16)	91,355	-	-	-	-	-	-	-	-
Expiration of warrants	-	-	-	-	13,344	(13,344)	-	-	-
Stock options issued for services (Note 16)	-	-	-	-	295	-	-	-	295
Restricted stock units issued for services (Note 16)	-	-	-	-	437	-	-	-	437
Foreign currency translation	-	-	-	-	-	-	-	(12)	(12)
Net loss	-	-	-	-	-	-	(10,028)	-	(10,028)
Balance, August 31, 2024	47,620,263	$5	1	$-	$185,868	$7,041	$(186,998)	$(1,082)	$4,834

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Six Months Ended August 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	(6,651)	$(10,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	197	266
Stock-based compensation expense (Note 16)	655	732
Accrued interest and other financing costs (Note 11)	737	57
Loss on equity accounted investments (Note 9)	345	-
Changes in operating assets and liabilities:
Accounts receivable and other (Note 3)	(228)	(39)
Inventories	-	21
Prepaid expenses (Note 4)	(338)	84
Accounts payable and accrued liabilities (Note 8)	(321)	2,132
Net cash used in operating activities	(5,604)	(6,775)

Cash Flows from Investing Activities
Additions to intangible assets (Note 6)	(133)	(325)
Net cash used in investing activities	(133)	(325)

Cash Flows from Financing Activities
Proceeds from ATM equity offering, net of issuance costs (Note 12)	187	-
Borrowings under credit facility (Note 11)	-	1,587
Repayment of long-term debt (Note 11)	(136)	(50)
Net cash provided by financing activities	51	1,537

Effect of exchange rate changes	23	-
Net decrease in cash	(5,663)	(5,563)
Cash and cash equivalents, beginning of period	12,973	6,958
Cash and cash equivalents, end of period	$7,310	$1,395

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$100	$132
Interest received	$170	$201

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2025 and 2024

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. The Company, Basis of Presentation and Liquidity Risk Assessment

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on May 29, 2025, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on May 30, 2025. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method. The Company also owns a 50% interest in a joint venture, Ester Loop Infinite Technologies Private Limited ("India JV"), which is accounted for under the equity method.

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2026, or for any other period.

All monetary amounts in these notes to the condensed consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

Liquidity Risk Assessment

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and has a net capital deficiency. As at August 31, 2025, the Company’s available liquidity was $9,857, consisting of cash and cash equivalents of $7,310 and an undrawn amount on a senior loan facility from a Canadian bank of $2,547.

Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. In preparing its going concern assessment in accordance with US GAAP, the Company included cash flows that meet the "probable" threshold under ASC 205-40 in its liquidity assessment and has excluded forecasted cash flows that lack substantive support or binding commitments. Based on this assessment, management has determined that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted operating expenditures for at least twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

The Company's ability to move to the next stage of its strategic development and participate in the construction of manufacturing facilities through joint ventures is dependent on, among other factors, whether the Company can obtain the necessary funding through a combination of further technology licensing and engineering services arrangements, government incentive programs, and/or the issuance of debt and/or equity. Management is pursuing options to secure financing for Loop's equity contribution for the India JV and to cover ongoing cash requirements through to the start of commercial operations in India. There is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Inability to secure additional financing on favorable terms, or to obtain such financing at all when required, would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

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

For the three- and six-month periods ended August 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2025, the potentially dilutive securities consisted of 5,493,138 outstanding stock options (2024 – 2,771,216), 4,256,532 outstanding restricted stock units (2024 – 4,461,818), and nil outstanding warrants (2024 – 2,357,407)

Recently adopted accounting pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05, Joint Venture Formations, which requires joint ventures to apply a new basis of accounting by measuring assets and liabilities at fair value upon formation. The amendments address diversity in practice by establishing requirements for recognition and measurement of net assets and liabilities on the formation date. The updated standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this accounting guidance for the six-month period ended  August 31, 2025 did not impact the disclosures in our interim condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for our annual period beginning after December 15, 2024 and all joint ventures formed on or after January 1, 2025, which for the Company is the annual period ending February 28, 2026. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Accounts Receivable and Other

Accounts Receivable and Other as at August 31, 2025 and February 28, 2025 are comprised of the following:

	August 31, 2025	February 28, 2025
Accounts receivable from customers	$616	$420
Research and development tax credits	206	121
Sales tax	48	89
Other receivables	32	9
	$902	$639

4. Prepaid Expenses

Prepaid expenses as at August 31, 2025 and February 28, 2025 were as follows:

	August 31, 2025	February 28, 2025
Insurance	$336	$69
Utilities	32	29
Software	44	28
Other	90	32
	$502	$158

5. Property, Plant and Equipment, Net

	As at August 31, 2025
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,804	(457)	1,347
Land	223	-	223
Building and Land Improvements	1,830	(1,735)	95
Office equipment and furniture	272	(183)	89
	$12,589	$(10,835)	$1,754

	As at February 28, 2025
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,717	(406)	1,311
Land	212	-	212
Building and Land Improvements	1,741	(1,616)	125
Office equipment and furniture	259	(170)	89
	$12,389	$(10,652)	$1,737

Depreciation expense for the three- and six-month periods ended August 31, 2025 amounted to $36 and $70, respectively (2024 – $79 and $170).

6. Intangible Assets, Net

Intangible assets as at August 31, 2025 and February 28, 2025 were $1,800 and $1,708, respectively.

During the six-month periods ended August 31, 2025 and 2024, we made additions relating to patent application costs to intangible assets of $133 and $325, respectively.

Amortization expense for the three- and six-month periods ended August 31, 2025 amounted to $61 and $126, respectively (2024 – $50 and $96).

7. Fair Value of Financial Instruments

The following tables presents the fair value of the Company's financial liabilities as at August 31, 2025 and February 28, 2025:

	Fair Value at August 31, 2025
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities measured at amortized cost:
Series B Convertible Preferred stock (Note 10)	$11,328	$11,328	Level 2
Long-term debt (Note 11)	$3,128	$3,128	Level 2
Due to customer	$865	$865	Level 2

	Fair Value at February 28, 2025
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities measured at amortized cost:
Series B Convertible Preferred stock (Note 10)	$10,647	$10,647	Level 2
Long-term debt (Note 11)	$3,085	$3,085	Level 2
Due to customer	$832	$832	Level 2

The fair value of cash, restricted cash, accounts receivable and other, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2025 and February 28, 2025 were as follows:

	August 31, 2025	February 28, 2025
Trade accounts payable	$1,601	$2,010
Accrued employee compensation	602	554
Accrued engineering fees	455	431
Accrued professional fees	338	276
Other accrued liabilities	339	274
	$3,335	$3,545

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

During the six-month period ended August 31, 2025, Loop and Ester made no contributions (2024 – nil) to ELITe. During the three- and six-month periods ended August 31, 2025, ELITe incurred losses of $86 and $689, respectively (2024 – nil), resulting in the Company recording its share of the loss on equity accounted investment of $43 and $345 (2024 – nil) for the respective periods. As at August 31, 2025, and  February 28, 2025 the carrying value of the Company's investment in ELITe was $923 and $1,267, respectively.

10. Series B Convertible Preferred Stock

The balance of Series B Convertible Preferred Stock as at  August 31, 2025 and  February 28, 2025 was as follows:

	August 31, 2025	February 28, 2025
Stated value at issuance	$10,395	$10,395
Accrued PIK dividends	933	252
Series B Convertible Preferred Stock	$11,328	$10,647

During the three- and six-month periods ended August 31, 2025, the Company recorded PIK dividends of $341 and $681 respectively, (2024 – nil), which were recorded in “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

11. Long‑Term Debt

Long-term debt as of August 31, 2025 and February 28, 2025, was comprised of the following:

	August 31, 2025	February 28, 2025
Investissement Québec financing facility:
Principal amount	$3,131	$3,099
Unamortized discount	(122)	(138)
Accrued interest	119	124
Total Investissement Québec financing facility	3,128	3,085
Less: current portion of long-term debt	(464)	(312)
Long-term debt, net of current portion	$2,664	$2,773

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2025 in the amount of $36 and $72, respectively (2024 – $29 and $59) and an accretion expense of $11 and $23, respectively (2024 – $14 and $27). During the six-month period ended August 31, 2025, the Company made repayments of $136 (2024 – $50) on the Investissement Québec loan.

Total repayments due on the Company's indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2026	191
February 28, 2027	546
February 29, 2028	838
February 28, 2029	838
February 28, 2030	837
Thereafter	-
Total	$3,250

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,547 in aggregate principal amount. The Credit Facility is secured by the Company's Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at August 31, 2025. All borrowings under the Credit Facility bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at August 31, 2025, the $2,547 Credit Facility was available and undrawn. As at August 31, 2024, the Company had borrowings of $1,587 under the Credit Facility.

On July 4, 2025, the Borrower, the Company and the Canadian bank executed an amendment to the Credit Facility, modifying the minimum equity covenant to include the balance of Series B Convertible Preferred Stock as at February 28, 2025 of $10,647 in the calculation of stockholders' equity.

On October 10, 2025, the Borrower, the Company and the Canadian bank executed an amendment to the Credit Facility, which removed the minimum equity covenant tested quarterly for the duration of the term of the Credit Facility.

12. Stockholders' Equity (Deficit)

Common Stock

For the period ended August 31, 2025	Number of shares	Amount
Balance, February 28, 2025	47,620,263	$5
Issuance of shares upon settlement of restricted stock units	126,857	-
Issuance of shares for cash	116,358	-
Balance, August 31, 2025	47,863,478	$5

For the period ended August 31, 2024	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	91,355	-
Balance, August 31, 2024	47,620,263	$5

During the six months ended August 31, 2025, the Company recorded the following common stock transactions:

(i)	The Company issued 126,857 shares of the common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 116,358 shares of common stock through its ATM Equity Offering program at an average offering price of $1.66 for gross proceed of $193.

During the six months ended August 31, 2024, the Company recorded the following common stock transaction:

(i)	The Company issued 91,355 shares of the common stock to settle restricted stock units that vested in the period.

13. Revenues

Revenue for the three-month periods ended  August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024
Engineering services	$-	$-
Sales of PET	-	23
	$-	$23

Revenue for the six-month periods ended  August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024
Engineering services	$244	$-
Sales of PET	8	29
	$252	$29

14. Research and Development Expenses

Research and development expenses for the three-month periods ended August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024
Employee compensation	$629	$993
External engineering	9	651
Plant and laboratory operating expenses	148	197
Other	57	104
	$843	$1,945

Research and development expenses for the six-month periods ended August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024
Employee compensation	$1,643	$2,138
External engineering	14	1,279
Plant and laboratory operating expenses	379	467
Other	181	298
	$2,217	$4,182

15. General and Administrative Expenses

General and administrative expenses for the three-month periods ended August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024
Employee compensation	$671	$816
Insurance	423	476
Professional fees	612	1,007
Other	165	296
	$1,871	$2,595

General and administrative expenses for the six-month periods ended August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024
Employee compensation	$1,303	$1,692
Insurance	876	968
Professional fees	973	2,262
Other	367	584
	$3,519	$5,506

16. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company's stock options during the three-month periods ended August 31, 2025 and 2024:

	2025		2024
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	5,573,138	$3.19	2,971,216	$4.95
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(80,000)	3.11	(200,000)	0.80
Expired	-	-	-	-
Outstanding, end of period	5,493,138	$3.19	2,771,216	$5.25
Exercisable, end of period	2,711,727	$4.98	1,890,000	$6.39

The following table summarizes the continuity of the Company's stock options during the six-month periods ended August 31, 2025 and 2024:

	2025		2024
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	2,771,216	$5.25	2,772,000	$5.10
Granted	2,801,922	1.16	199,216	2.89
Exercised	-	-	-	-
Forfeited	(80,000)	3.11	(200,000)	0.80
Expired	-	-	-	-
Outstanding, end of period	5,493,138	$3.19	2,771,216	$5.25
Exercisable, end of period	2,711,727	$4.98	1,890,000	$6.39

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the six-month period ended August 31, 2025 and 2024 were as follows:

	2025	2024
Exercise price	$1.16	$2.89
Risk-free interest rate	3.68% - 3.72%	4.09%
Expected dividend yield	0%	0%
Expected volatility	81%-82%	73%
Expected life (years)	3.5 - 5.0 years	7

The weighted-average grant-date fair value of options granted during the six-month periods ended August 31, 2025 and 2024 was $0.62 and $2.03, respectively.

A summary of the Company’s nonvested shares as of August 31, 2025, and changes during the period ended  August 31, 2025 were as follows:

	2025
	Number of	Weighted average
	stock options	exercise price
Nonvested, beginning of period	731,216	$1.88
Granted	2,270,000	0.64
Exercised	-	-
Forfeited	(80,000)	2.15
Vested	(139,805)	2.09
Nonvested, end of period	2,781,411	$0.85

During the three-month periods ended  August 31, 2025 and 2024, stock-based compensation expense attributable to stock options amounted to $165 and $148, respectively. During the six-month periods ended  August 31, 2025 and 2024, stock-based compensation expense attributable to stock options amounted to $651 and $295, respectively

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended August 31, 2025 and 2024:

	2025		2024
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	3,981,121	$6.73	4,399,060	$6.49
Granted	310,770	1.31	144,276	2.09
Settled	(28,770)	1.13	(81,518)	6.55
Forfeited	(6,589)	5.32	-	-
Outstanding, end of period	4,256,532	$6.38	4,461,818	$6.35
Outstanding vested, end of period	1,833,531	$5.71	1,761,421	$5.86

The following table summarizes the continuity of the restricted stock units during the six-month periods ended August 31, 2025 and 2024:

	2025		2024
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	4,466,958	$6.32	4,368,897	$6.53
Granted	310,770	1.31	184,276	2.25
Settled	(126,857)	2.90	(91,355)	6.74
Forfeited	(394,339)	2.91	-	-
Outstanding, end of period	4,256,532	$6.38	4,461,818	$6.35
Outstanding vested, end of period	1,833,531	$5.71	1,761,421	$5.86

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended August 31, 2025 and 2024, stock-based compensation attributable to RSUs amounted to $115 and $214, respectively. During the six-month periods ended  August 31, 2025 and 2024, stock-based compensation expense attributable to RSUs amounted to $4, which includes $(291) for forfeitures recorded in the period, and $437, respectively.

Stock-Based Compensation Expense

During the three-month periods ended August 31, 2025 and 2024, stock-based compensation included in research and development expenses amounted to $32 and $131, respectively, and in general and administrative expenses amounted to $248 and $231, respectively. During the six-month periods ended  August 31, 2025 and 2024, stock-based compensation included in research and development expenses amounted to $344 and $261, respectively, and in general and administrative expenses amounted to $311 and $471, respectively.

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

The following table summarizes the continuity of the units that were authorized for issuance under the Plan as at and during the six-month periods ended August 31, 2025 and 2024:

	2025	2024
	Number of units*	Number of units*
Authorized, beginning of period	2,159,612	848,244
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(3,112,692)	(383,492)
Units forfeited	474,339	200,000
Units expired	-	-
Authorized, end of period	1,021,259	2,164,752

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

18. Subsequent Event

On September 23, 2025, Loop entered into a Securityholders Agreement with Reed Circular Economy ("RCE"), an affiliate of Reed Management SAS, to establish the framework for the governance, ownership, and operations of Infinite Loop Europe SAS ("Infinite Loop Europe"). Under this agreement, RCE and Loop hold their interests in Infinite Loop Europe on a 90/10 basis to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants and related products using Loop's technology within Europe. The Securityholders Agreement provides Infinite Loop Europe with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in project equity, and confirms that Loop retains ownership of its intellectual property while granting the Infinite Loop Europe limited use rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, and market and industry trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection them, (xii) adverse effects on the Company's business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts including trade disputes and increasing protectionist measures that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

Loop is currently executing on its commercialization strategy through two key strategic partnerships. The Company is advancing towards the construction of an Infinite Loop™ manufacturing facility in India through its 50/50 joint venture in India with Ester Industries Ltd. (“Ester”). The facility's planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. In addition, the Company sold its first technology license to Reed Management SAS, known as Reed Societe Generale Group, for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of €10 million with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe, an entity owned 10% by Loop and 90% by Reed Societe Generale Group, was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. These initiatives represent key steps in implementing the Company's plan to deploy its proprietary depolymerization technology in global markets.

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

A key challenge in mechanical recycling is the degradation of PET's physical properties with each recycling cycle. Processes like shredding, washing, and melting can break down polymer chains, reducing strength and clarity, often leading to “downcycling” where the rPET is limited to lower-value applications rather than being recycled back into bottles or food packaging. Due to the progressive degradation of material properties and the accumulation of impurities, PET can typically only be mechanically recycled a limited number of times before its quality is too poor for further processing or valuable applications. The quality of mechanically recycled PET can vary considerably and often require blending with virgin PET to meet performance standards. This inconsistency poses difficulties for manufacturers aiming to incorporate rPET into products, particularly for demanding applications like food packaging.

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

Among existing depolymerization technologies, we believe that Loop's process offers advantages in handling more contaminated feedstock and in its scalability, which differentiates it from other available methods. This belief is supported by available technical information and due diligence on Loop's technology carried out by multiple industry sources. To our knowledge, other existing depolymerization technologies often require high temperatures and pressures, resulting in substantial energy consumption and potential unwanted chemical reactions which can reduce the yield and purity of the recovered monomers.

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

Loop's depolymerization technology has the potential to create a closed-loop system for PET plastic and polyester fiber waste, whereby they can be recycled an infinite number of times without degrading the quality of the material, unlike mechanical recycling. This is because the DMT and MEG monomers are purified back to their original state prior to being repolymerized.

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

Agreements with Reed Societe Generale Group

On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed Management SAS (“Reed”), a European investment firm focused on high impact and technology-enabled infrastructure majority-owned by the bank Societe Generale. The Amended Agreement amends the original Share Purchase Agreement dated May 30, 2024 previously reported by the Company in a current report on Form 8-K filed on June 4, 2024. To facilitate the closing of the transactions contemplated by the Amended Agreement and to develop Infinite Loop™ manufacturing facilities in Europe, a simplified joint-stock company has been incorporated under French law (“Infinite Loop Europe”), owned 90% by Reed Circular Economy (“RCE”), an affiliate of Reed and 10% by Loop.

On December 23, 2024, the Company closed the financing and licensing transactions contemplated by the Amended Agreement. The Company issued and sold 1,044,430 shares of Series B Convertible Preferred Stock at $10.00 per share to RCE. Additionally, the Company entered into a License Agreement with RCE, acting on behalf of Infinite Loop Europe, granting a non-transferable, royalty-bearing license to use Loop's proprietary depolymerization technology for one facility within Europe.

The Company received total cash proceeds of $20,790 (€20,000) on December 23, 2024.

Key terms of the Series B Convertible Preferred Stock include:

●	13% PIK dividend rate
●	5-year term
●	Convertible to Loop common stock at $4.75 per share or redeemable in cash

We believe the licensing and financing transactions mark a pivotal step in Loop's commercialization strategy, enabling the deployment of its patented recycling technology across Europe and supporting capital investment in cost-effective manufacturing regions, including its joint venture in India with strategic partner Ester. Proceeds from these transactions are being used to fund the India JV project and Loop's operational cash flow needs.

We further believe the sale of our first license underscores the commercial readiness of Loop's technology, which has been validated by five years of operations at its Terrebonne facility.

On September 23, 2025, Loop entered into a Securityholders Agreement with RCE to establish the framework for the governance, ownership, and operations of the European joint venture, Infinite Loop Europe SAS (the "Europe JV"). Under this agreement, RCE and Loop hold their interests in the Europe JV on a 90/10 basis to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants and related products using Loop's technology within Europe. The Securityholders Agreement provides the Europe JV with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in project equity, and confirms that Loop retains ownership of its intellectual property while granting the Europe JV limited use rights.

The Europe JV is managed by a CEO proposed by RCE, with governance provided by a four-member Board of Directors where Loop is entitled to nominate one director and RCE nominates the remainder. Certain transactions that could risk disclosure of Loop's technology and certain related party transactions require unanimous Board approval. RCE has provided the Europe JV with a €10 million shareholder loan to fund the first royalty tranche under the License Agreement, with the loan accruing payment-in-kind interest at 11.9% per annum and maturing on December 27, 2027.

Loop and RCE are actively assessing opportunities for the first Infinite Loop™ facility in Europe. Current activities include evaluating potential project locations, engaging with local and national governments to assess the availability of subsidies and incentives, and identifying potential strategic partners to support the execution of the project.

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

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop's Terrebonne Facility for global brand companies over the last five years. The India JV intends to leverage the complementary skill sets of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and existing engineering package which should accelerate the lead-time towards groundbreaking.

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

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of August 31, 2025, Loop and Ester had each made total equity contributions of $1.9 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees.

Subject to the terms of the relevant governing documents, Ester will be the exclusive producer of specialty polymers for the India JV, and Loop will be the exclusive seller and marketing agent of the India JV's products. Ester and Loop are working in collaboration on all financing activities for the India JV pursuant to the terms of the agreement.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the local engineering firm. This has resulted in Loop generating engineering services revenue of $0.2 million in the six-month period ended August 31, 2025. On June 22, 2025, Loop executed a $1.5 million engineering services agreement with the India JV to support it through construction as it moves towards breaking ground on the Infinite Loop™ India facility. This new engineering services agreement builds on the initial engineering services agreement with the India JV which was fulfilled over Q4 of fiscal 2025 and Q1 of fiscal 2026, underscoring the role of engineering services in Loop's commercialization strategy as an important and growing source of revenue.

The development of the Infinite Loop™ India facility continues to progress towards groundbreaking. Following the completion of a detailed land study by an external engineering firm, the India JV partners have identified the state of Gujarat, India's synthetic textile capital as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO₂ emissions and proximity to waste PET and polyester feedstocks.

On August 13, 2025, the India JV executed an agreement with a group of sellers for the acquisition of approximately 93 acres in Gujarat, India, for total consideration of 9,072,000 Indian rupees (approximately US $103,720) per acre. The sellers are obligated to consolidate the parcels, deliver marketable title with requisite governmental approvals, and construct bituminous access road infrastructure, with completion required within five months of execution, subject to extension at India JV's sole discretion. The purchase price is payable through advance payments secured by equitable mortgages over designated parcels, with remaining consideration due upon title transfer. The agreement incorporates customary representations, warranties, and covenants, together with termination provisions permitting India JV to reject non-compliant parcels or terminate for material breach, including failure to deliver contiguous parcels, with full restitution of payments made.

Strategically located within the Petroleum, Chemicals and Petrochemicals Investment Region (PCPIR), the site offers direct access to abundant polyester textile waste feedstock, a skilled petrochemical workforce, and a streamlined permitting process. Its proximity to a deep-water seaport will further support cost-efficient exports of the India JV’s products.

Feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced. Furthermore, the India JV has engaged a leading global advisory firm to manage the debt syndication process for financing the construction of the Infinite Loop™ India facility.

Based on an engineering study completed by an engineering firm in May 2025, the estimated total investment cost for the facility, including continuous polymerization, financing costs during construction and initial working capital requirements, is expected to be approximately $176 million. Groundbreaking for the Infinite Loop™ India facility is now expected to occur by end of fiscal year 2026, with commercial operations projected to commence in calendar 2027.

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

This direct investment approach also includes leveraging partnerships to integrate Loop's proprietary technology and sales and marketing expertise with the operational and construction capabilities of experienced partners. We believe this combination of complementary skill sets allows for more efficient project execution, accelerated market adoption, and scalable growth.

We expect that revenue generation from direct investments in commercial facilities will be driven by two key streams: (i) profits from the operation of commercial facilities, and (ii) royalties paid to Loop for licensing its technology and exclusive responsibility of sales and marketing. We believe these income sources will support long-term financial sustainability and growth.

This approach is currently being deployed through the Company's 50/50 joint venture in India with Ester, which is advancing towards the construction of an Infinite Loop™ manufacturing facility. The facility's planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. The India JV intends to leverage the complementary skill sets of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. Loop will grant a royalty-bearing license to the India JV and will be the exclusive seller and marketing agent of the India JV's products.

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

This approach focused on licensing is currently being deployed in our European partnership with Reed Societe Generale Group. The Company sold its first technology license to Reed Societe Generale Group for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of €10.0 million with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe to be owned 10% by Loop and 90% by RCE. Loop has the right to increase its ownership in each project developed through Infinite Loop Europe up to 50% subject to a binding commitment.

Additionally, we aim to generate income by providing engineering services throughout all phases of project development, construction, and startup for all Infinite Loop™ commercial facilities, supporting efficient project execution and creating a steady revenue stream prior to the startup of the facility.

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.2 million in the six-month period ended August 31, 2025.

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

The Company's ability to move to the next stage of its strategic development, including the construction of manufacturing plants and the commercialization of its technology and products at scale, is dependent on, among other factors, its ability to obtain the necessary financing through a combination of the issuance of equity, project debt, and/or government incentive programs.

Recent Developments

Offtake Agreement with Leading Sports Apparel Company

In September 2025, we entered into a multi-year offtake agreement with a subsidiary of a leading branded sports apparel company responsible for its global sourcing. Under the terms of this agreement, we will supply agreed minimum volumes of "Twist," our circular polyester resin made entirely from textile waste, at an agreed upon price once our planned Infinite Loop™ India facility becomes operational. This agreement represents a significant commitment from a major global brand to incorporate our textile-to-textile recycled materials into their supply chain.

Offtake Agreement with Taro Plast

In September 2025, we entered into an offtake agreement with Taro Plast S.p.A. ("Taro Plast"), an Italy-based manufacturer of engineering plastics and compounds. Under this agreement, we will supply Taro Plast with agreed volumes of our 100% recycled, virgin-quality Loop™ DMT produced using our proprietary depolymerization technology at our planned Infinite Loop™ facility in India, once the facility becomes operational. This agreement expands our product offering beyond bottle-grade and fiber-grade PET resin into the specialty polymers market, where Loop™ DMT can be used for automotive and specialty polymer applications. Taro Plast has conducted independent testing confirming the high purity and performance of Loop™ DMT, and is expected to be the first company to integrate Loop™ DMT into their product portfolio.

Strategic Alliance with Shinkong

In August 2025, we announced a strategic alliance with Shinkong Synthetic Fibers Corporation ("Shinkong"), a leader in Taiwan's polyester industry and global leader in sustainable polyester yarn solutions. This partnership combines our textile-to-textile manufacturing technology with Shinkong's polyester fiber spinning capabilities and distribution network. Under this alliance, Shinkong will convert our Twist™ polyester resin into high-performance yarns for their network of over 100 customers worldwide, while we can now offer high-quality circular polyester yarns to customers. This collaboration supports our planned Infinite Loop™ India project by providing additional distribution channels and supply chain options for apparel and textile brands across Asian, European, and North American markets.

Strategic Alliance with Hyosung TNC

In September 2025, we announced a strategic alliance with Hyosung TNC, a complete sustainable textile solutions provider and the world's largest manufacturer of spandex by market share. This alliance combines our Infinite Loop™ depolymerization technology with Hyosung TNC's expertise in advanced textile materials to expand access to circular polyester through textile-to-textile supply chains. Hyosung TNC will convert our Twist™ polyester resin into performance yarns under its regen™ brand portfolio, trusted by leading brands across fashion, activewear, and other textile markets. The relationship has been established for products from our Terrebonne facility and will be significantly expanded once our planned India Infinite Loop™ facility is operational.

Launch of Twist™

During the quarter ended August 31, 2025, the Company announced the launch of Twist™, a new branded circular polyester resin made entirely from textile waste. This product represents a strategic evolution of the Company's fiber-grade PET resin offering, now repositioned to serve the growing textile-to-textile recycling market. Twist™ utilizes the Company's patented depolymerization technology to break down polyester textile waste into base monomers, which are then purified and polymerized into virgin-quality resin that is chemically identical to traditional polyester while providing complete traceability from feedstock to final product. The Company is advancing discussions with apparel brands for offtake agreements from its planned India joint venture facility, where Twist™ will be produced alongside the Company's existing Loop™ branded products.

At-The-Market Offering

On July 3, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Sales Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $15 million through the Sales Agent, acting as its agent, or directly to the Sales Agent, acting as principal (the “ATM Equity Offering”).

As of August 31, 2025, the Company had sold 116,358 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $192,882 and net proceeds of approximately $186,557, after deducting sales agent commissions and other offering expenses. As of August 31, 2025, the Company had approximately $14.8 million of capacity remaining under the ATM Equity Offering.

Human Capital

As of August 31, 2025, we had 42 employees of which 18 work in research and development, 15 in engineering and operations, and 9 in administrative functions.

Results of Operations

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

The following table summarizes our operating results for the three-month periods ended August 31, 2025 and 2024, in thousands of U.S. Dollars.

	Three months ended August 31,
			Change
	2025	2024	favorable / (unfavorable)
Revenues	$-	$23	$(23)

Expenses
Research and development
Employee compensation	597	862	265
Stock-based compensation	32	131	99
Plant and laboratory operating expenses	148	197	49
External engineering	9	651	642
Other	57	104	47
Total research and development	843	1,945	1,102

General and administrative
Employee compensation	423	585	162
Stock-based compensation	248	231	(17)
Professional fees	612	1,007	395
Insurance	423	476	53
Other	165	296	131
Total general and administrative	1,871	2,595	724

Loss on equity accounted investment	43	-	(43)
Depreciation and amortization	96	129	33
Interest and other financial expenses	419	119	(300)
Interest income	(70)	(6)	64
Foreign exchange loss (gain)	2	80	78
Total expenses	3,204	4,862	1,658
Net loss	$(3,204)	$(4,839)	$1,635

Second Quarter Ended August 31, 2025

Revenues

Revenues for the three-month period ended August 31, 2025, decreased $23 to $0, as compared to $23 for the same period in 2024. The revenues of $23 for the three-month period ended August 31, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expense for the three-month period ended August 31, 2025, decreased $1,102 to $843, as compared to $1,945 for the same period in 2024. The decrease was primarily attributable to a $642 decrease in external engineering expenses for design work for our Infinite Loop™ manufacturing process, and a $265 decrease in employee compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended August 31, 2025, decreased $724 to $1,871, as compared to $2,595 for the same period in 2024. The decrease was primarily attributable to a $395 decrease in professional fees, which was mainly attributable to legal costs related to our partnerships with Reed Societe Generale Group and Ester incurred in the three-month period ended August 31, 2024, and a $162 decrease in employee compensation.

Interest and other financial expenses

Interest and other financial expenses increased by $300 for the three-month period ended August 31, 2025. This increase is mainly attributable to the accrued PIK dividend on the Series B Convertible Preferred Stock issued to RCE recorded as an interest expense for $341 in the three-month period ended August 31, 2025 (2024 – nil).

Net Loss

The net loss for the three-month period ended August 31, 2025, decreased $1,635 to $3,204, as compared to $4,839 for the same period in 2024. This decrease was primarily due to the decrease of $1,102 in research and development expenses and the decrease of $724 in general and administrative expenses, which were partially offset by the $300 increase in interest and other financial expenses.

Six Months Ended August 31, 2025

The following table summarizes our operating results for the six-month periods ended August 31, 2025 and 2024, in thousands of U.S. Dollars.

	Six months ended August 31,
	2025	2024	Change
Revenues	$252	$29	$223

Expenses
Research and development
Employee compensation	1,299	1,877	578
Stock-based compensation	344	261	(83)
Plant and laboratory operating expenses	379	467	88
External engineering	14	1,279	1,265
Other	181	298	117
Total research and development	2,217	4,182	1,965

General and administrative
Professional fees	973	2,262	1,289
Employee compensation	992	1,221	229
Stock-based compensation	311	471	160
Insurance	876	968	92
Other	367	584	217
Total general and administrative	3,519	5,506	1,987

Loss on equity accounted investment	345	-	(345)
Depreciation and amortization	197	266	69
Interest and other financial expenses	837	179	(658)
Interest income	(170)	(132)	38
Foreign exchange loss (gain)	(42)	56	98
Total expenses	6,903	10,057	3,154
Net loss	$(6,651)	$(10,028)	$3,377

Revenues

Revenues for the six-month period ended August 31, 2025, increased $223 to $252, as compared to $29 for the same period in 2024. The revenues for the six-month period ended August 31, 2025 resulted from $244 in engineering fees and $8 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility. The revenues of $29 for the six-month period ended August 31, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expense for the six-month period ended August 31, 2025, decreased $1,965 to $2,217, as compared to $4,182 for the same period in 2024. The decrease was primarily attributable to a $1,265 decrease in external engineering expenses for design work for our Infinite Loop™ manufacturing process, and a $578 decrease in employee compensation expenses, partially offset by a $83 increase in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses for the six-month period ended August 31, 2025, decreased $1,987 to $3,519, as compared to $5,506 for the same period in 2024. The decrease was primarily attributable to a $1,289 decrease in professional fees, which was mainly due to legal costs related to our partnerships with Reed Societe Generale Group and Ester incurred in the six-month period ended August 31, 2024, a decrease of $229 in employee compensation expenses and a $160 decrease in stock-based compensation expense.

Loss on equity accounted investment

Loss on equity accounted investment increased by $345 for the six-month period ended August 31, 2025. This loss relates to the Company's 50% portion of the loss incurred by the India JV for the six-month period ended August 31, 2025, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Interest and other financial expenses

Interest and other financial expenses increased by $658 for the six-month period ended August 31, 2025. This increase is mainly attributable to the accrued PIK dividend on the Series B Convertible Preferred Stock issued to RCE recorded as an interest expense for $681 in the six-month period ended August 31, 2025 (2024 – nil).

Net Loss

The net loss for the six-month period ended August 31, 2025, decreased $3,377 to $6,651, as compared to $10,028 for the same period in 2024. This decrease was primarily due to the decrease of $1,987 in general and administrative expenses and the decrease of $1,965 in research and development expenses, which were partially offset by the $658 increase in interest and other financial expenses and the increase of $345 in loss on equity accounted investment.

LIQUIDITY AND CAPITAL RESOURCES

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Liquidity

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and has a net capital deficiency. As at August 31, 2025, the Company’s available liquidity was $9,857, consisting of cash and cash equivalents of $7,310 and an undrawn amount on a senior loan facility from a Canadian bank of $2,547.

Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. In preparing its going concern assessment in accordance with US GAAP, the Company included cash flows that meet the "probable" threshold under ASC 205-40 in its liquidity assessment and has excluded forecasted cash flows that lack substantive support or binding commitments. Based on this assessment, management has determined that current available liquidity will be sufficient to meet the Company’s obligations, commitments and budgeted operating expenditures for at least twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

The Company's ability to move to the next stage of its strategic development and participate in the construction of manufacturing facilities through joint ventures is dependent on, among other factors, whether the Company can obtain the necessary funding through a combination of further technology licensing and engineering services arrangements, government incentive programs, and/or the issuance of debt and/or equity. Management is pursuing options to secure financing for Loop's equity contribution for the India JV and to cover ongoing cash requirements through to the start of commercial operations in India. There is no assurance that the Company will be successful in attracting additional funding. Even if additional financing is available, it may not be available on terms favorable to the Company. Inability to secure additional financing on favorable terms, or to obtain such financing at all when required, would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

Sale and issuance of Series B CPS

On December 23, 2024 (the “Issuance Date”), the Company issued and sold 1,044,430 shares of Series B CPS at $10.00 per share to Reed Circular Economy (the “Holder”), an affiliate of Reed Societe Generale Group, for cash proceeds of $10,395 (€10,000). The main features of the Series B CPS are as follows:

●

Automatic conversion of the stated value ($10,395 on the Issuance Date) on the fifth anniversary of the Issuance Date into shares of the Company's common stock at a conversion price of $4.75 per share;

●	Accrues a cumulative fixed annual PIK dividend at a rate of 13% of the stated value, which is added to the stated value of the Series B CPS on September 30 of each year;
●	Redeemable in cash at any time, starting after the third anniversary of the Issuance Date by the Company (issuer call option);
●	Redeemable in cash on the fifth anniversary of the Issuance Date at the option of the Holder (put feature); and
●

Voting rights equal to the number of whole shares of the Company's common stock (rounded to the nearest whole share) into which the stated value of Series B CPS would be convertible on a given date; and separate class voting rights on certain matters such as amendments to the Certificate of Designation or Articles of Incorporation that adversely affect the rights of the Series B CPS, as long as at least 50,000 shares of Series B CPS are outstanding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Designation, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2025.

Investissement Québec financing facility

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,347. We received the first disbursement in the amount of $1,608 on February 21, 2020 and the second disbursement in the amount of $1,740 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan's interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the Financing Facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available under the Financing Facility after the second disbursement.

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

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,547 in aggregate principal amount. The Credit Facility is secured by the Company's Terrebonne, Québec property and is subject to a minimum equity covenant, tested quarterly with which the Company was in compliance as at August 31, 2025. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at August 31, 2025, the $2,547 Credit Facility was available and undrawn.

On July 4, 2025, the Borrower, the Company and the Canadian bank executed an amendment to the Credit Facility, modifying the minimum equity covenant to include the balance of Series B Convertible Preferred Stock as at February 28, 2025 of $10,647 in the calculation of stockholders' equity.

On October 10, 2025, the Borrower, the Company and the Canadian bank executed an amendment to the Credit Facility, which removed the minimum equity covenant tested quarterly for the duration of the term of the Credit Facility.

At-the-Market Offering

During the three months ended August 31, 2025, the Company issued and sold an aggregate of 116,358 shares of its common stock pursuant to its ATM Equity Offering program for aggregate gross proceeds of approximately $193. After deducting sales agent commissions and other offering expenses totaling approximately $6, the Company received net proceeds of approximately $187 from such sales. The shares were sold at prevailing market prices at the time of sale, with an average selling price of $1.66 per share. The net proceeds from these equity transactions were used for general corporate purposes and to strengthen the Company's working capital position. The Company may, from time to time, continue to utilize its ATM Equity Offering program to raise additional capital, subject to market conditions and the Company's capital needs, though there can be no assurance as to if or when any additional sales may occur under the program.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six months ended August 31, 2025 and 2024 was as follows, in thousands of U.S. Dollars:

	Six Months Ended August 31,
	2025	2024
Net cash used in operating activities	$(5,604)	$(6,775)
Net cash used in investing activities	(133)	(325)
Net cash provided by (used in) financing activities	51	1,537
Effect of exchange rate changes on cash	23	-
Net decrease in cash	$(5,663)	$(5,563)

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2025, we used $5,604 in operations compared to $6,775 during the six-month period ended August 31, 2024. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities, and lower legal costs related to forming our partnerships with Reed Societe Generale Group and Ester.

Net Cash Used in Investing Activities

During the six months ended August 31, 2025, we used $133 in investing activities compared to $325 during the six-month period ended August 31, 2024. During the six-month period ended August 31, 2024 During the six-month period ended August 31, 2025, we made investments in intangible assets of $133, as compared to $325 for the same period in 2024, particularly to file patents for the Infinite Loop™ technology in the United States and around the world.

Net Cash Provided by (Used in) Financing Activities

During the six months ended August 31, 2025, we repaid $136 of long-term debt and received net proceeds from our ATM Equity Offering of $187. During the six months ended August 31, 2024, we borrowed $1,587 under the Credit Facility and we repaid $50 of long-term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Management's Evaluation of our Disclosure Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2025.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEC Investigation

As previously disclosed, we received a subpoena from the SEC in October 2020 requesting certain information from us, including information regarding testing, testing results and details of results from our GEN I and GEN II technologies, and certain of our partnerships and agreements. In March 2022, we received a second subpoena requesting additional information, including information concerning our reverse-merger in 2015, and communications with certain individuals and entities. There have been no additional information requests from the SEC relating to the Company's business or technology.

The SEC informed us that its investigation does not mean that the SEC has concluded that anyone has violated the law and that the investigation does not mean that the SEC has a negative opinion of us. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

On September 30, 2022, the SEC filed a complaint (the “SEC complaint”) against several named defendants (“Defendants”), and also identified as a relief defendant Daniel Solomita, our Chief Executive Officer. The SEC complaint does not allege wrongdoing by the Company or Mr. Solomita. The SEC complaint identifies Mr. Solomita and an entity he owns as relief defendants because they purportedly received monies from the Defendants in 2015 that the SEC alleges were derived from the Defendants' fraud. The SEC complaint does not allege that Mr. Solomita was aware of the alleged wrongdoing by the Defendants and does not allege that he was aware that any alleged monies received were derived from fraud.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our 2025 Annual Report. No material changes to such risk factors have occurred during the three months ended August 31, 2025. An additional risk factor is included below in connection with the recent launch of our ATM Equity Offering.

The sale or issuance of our common stock in an at-the-market offering, pursuant to an At the Market Offering Agreement (“Sales Agreement”) with Roth Capital Partners, LLC, may cause dilution and the sale of the shares of common stock sold pursuant to the Sales Agreement, or the perception that such sales may occur, could cause the price of our common stock to fall.

On July 3, 2025, the Company entered into an At the Market Offering Agreement with Roth Capital Partners, LLC (“Sales Agent”), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through or to the Sales Agent, acting as our sales agent or principal

Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, the existing trading market for the Company's common stock, sales made to or through a market maker other than on an exchange or otherwise, directly to the Sales Agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. The Sales Agreement provides that the Sales Agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement.

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

On October 9, 2025, Nicolas Lafond notified the Company of his resignation as Interim Chief Financial Officer of the Company, effective October 17, 2025, in order to accept an opportunity to advance his career in a senior financial role outside of the Company. Mike De Notaris (49), currently Vice President, Corporate Development, is appointed as Interim Chief Financial Officer effective as of the same date. In this position, Mr. De Notaris will assume the responsibilities of Principal Financial Officer and Principal Accounting Officer of the Company.

Mr. De Notaris has served as Vice President, Corporate Development for the Company since September 2021. Prior to joining the Company, he served as Head, Business Risk Division, Wholesale Banking at Abu Dhabi Commercial Bank. Mr. De Notaris brings a strong background in finance developed through 25 years in diverse roles in credit and private equity at various financial institutions including Abu Dhabi Commercial Bank, Bank of Montreal and Istithmar Capital. Mr. De Notaris holds a Bachelor of Commerce from Concordia University and is a CFA Charterholder.

There are no family relationships between Mr. De Notaris and any director or executive officer of the Company, and there are no transactions between Mr. Lafond and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

b) The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 Entry into a Material Definitive Agreement.” of Form 8-K.

On October 10, 2025, Loop Canada Inc. (the “Borrower”), a wholly-owned subsidiary of the Company, and the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement dated June 30, 2022 (as previously amended, the “Credit Agreement”) with the Canadian Imperial Bank of Commerce (“CIBC”).

The Amendment removed the minimum equity covenant of $2.55 million (CDN $3.50 million), which had been tested quarterly, and clarified that the Company’s convertible preferred share instrument in the amount of $10.65 million will be included in the equity calculation.

A copy of the Amendment will be filed as an exhibit to the Company’s next periodic report under the Exchange Act.

c) Insider trading arrangements

During the three months ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	001-38301	April 10, 2018	3.1
10.1	At the Market Offering Agreement, dated July 3, 2025, between the Company and Roth Capital Partners, LLC.	8-K	001-38301	July 3, 2025	10.1
10.2	Amendment #2 to the Credit Agreement dated June 30th, 2022 between Canadian Imperial Bank of Commerce and Loop Canada Inc.		Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	Inline XBRL Instance Document		Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2025	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 15, 2025	By:	/s/ Nicolas Lafond
	Name:	Nicolas Lafond
	Title:	Interim Chief Financial Officer (Principal financial officer and principal accounting officer)