Form 10-Q
period 2025-11-30
Loop Industries, Inc.
filed 2026-01-14
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

As at January 13, 2026, there were 48,337,555 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Nine Months Ended November 30, 2025

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Contents	Page(s)

Condensed consolidated balance sheets as at November 30, 2025 (Unaudited) and February 28, 2025	F-2

Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended November 30, 2025 and 2024 (Unaudited)	F-3

Condensed consolidated statements of changes in stockholders' equity (deficit) for the three and nine months ended November 30, 2025 and 2024 (Unaudited)	F-4

Condensed consolidated statements of cash flows for the nine months ended November 30, 2025 and 2024 (Unaudited)	F-6

Notes to the condensed consolidated financial statements (Unaudited)	F-7

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	November 30,	February 28,
	2025	2025

Assets
Current assets
Cash and cash equivalents	$5,204	$12,973
Accounts receivable and other (Note 3)	300	639
Inventories	85	82
Prepaid expenses (Note 4)	410	158
Total current assets	5,999	13,852
Equity method investments (Note 9)	1,831	1,281
Property, plant and equipment, net (Note 5)	1,690	1,737
Intangible assets, net (Note 6)	1,770	1,708
Total assets	$11,290	$18,578

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$2,935	$3,545
Unearned revenue	102	102
Current portion of long-term debt (Note 11)	510	312
Total current liabilities	3,547	3,959
Due to customer	882	832
Series B Convertible Preferred stock (Note 10)	11,688	10,647
Long-term debt (Note 11)	2,496	2,773
Total liabilities	18,613	18,211

Stockholders’ Equity (Deficit)
Series A Preferred stock par value $0.0001; 25,000,000 shares authorized; one share issued and outstanding	-	-
Common stock par value $0.0001; 250,000,000 shares authorized; 48,337,555 shares issued and outstanding (February 28, 2025 – 47,620,263) (Note 12)	5	5
Additional paid-in capital	195,452	193,529
Accumulated deficit	(201,622)	(192,027)
Accumulated other comprehensive loss	(1,158)	(1,140)
Total stockholders’ equity (deficit)	(7,323)	367
Total liabilities and stockholders’ equity (deficit)	$11,290	$18,578

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenues:
Products	$-	$52	$8	$81
Services	86	-	330	-
Total revenues	86	52	338	81

Expenses:
Research and development (Note 13)	967	1,377	3,182	5,559
General and administrative (Note 14)	1,500	2,148	5,018	7,654
Depreciation and amortization (Notes 5 and 6)	94	132	290	398
Loss on equity accounted investments (Note 9)	65	-	410	-
Impairment of machinery & equipment (Note 5)	-	8,460	-	8,460
Total expenses	2,626	12,117	8,900	22,071

Other loss (income):
Interest and other financial expenses	436	110	1,273	289
Interest income	(43)	(23)	(212)	(155)
Foreign exchange loss (gain)	11	(240)	(28)	(184)
Total other loss (income)	404	(153)	1,033	(50)
Net loss	(2,944)	(11,912)	(9,595)	(21,940)

Other comprehensive income (loss):
Foreign currency translation adjustment	7	(135)	(18)	(147)
Comprehensive loss	$(2,937)	$(12,047)	$(9,613)	$(22,087)
Net loss per share
Basic and diluted	$(0.06)	$(0.25)	$(0.20)	$(0.46)
Weighted average common shares outstanding
Basic and diluted	48,081,893	47,620,263	47,837,725	47,576,166

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended November 30, 2025
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity (Deficit)
Balance, August 31, 2025	47,863,478	$5	1	$-	$194,370	$-	$(198,678)	$(1,165)	$(5,468)
Issuance of shares upon the exercise of stock options (Note 15)	80,000	-	-		64				64
Issuance of common stock under ATM Equity Offering (Note 12)	394,077	-	-	-	724	-	-	-	724
Stock options issued for services (Note 15)	-	-	-	-	185	-	-	-	185
Restricted stock units issued for services (Note 15)	-	-	-	-	132	-	-	-	132
Share issuance costs	-	-	-	-	(23)	-	-	-	(23)
Foreign currency translation	-	-	-	-	-	-	-	7	7
Net loss	-	-	-	-	-	-	(2,944)	-	(2,944)
Balance, November 30, 2025	48,337,555	$5	1	$-	$195,452	$-	$(201,622)	$(1,158)	$(7,323)

(in thousands of U.S. dollars, except for share data)	Three months ended November 30, 2024
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Balance, August 31, 2024	47,620,263	$5	1	$-	$185,868	$7,041	$(186,998)	$(1,082)	$4,834
Stock options issued for services (Note 15)	-	-	-	-	146	-	-	-	146
Restricted stock units issued for services (Note 15)	-	-	-	-	184	-	-	-	184
Foreign currency translation	-	-	-	-	-	-	-	(135)	(135)
Net loss	-	-	-	-	-	-	(11,912)	-	(11,912)
Balance, November 30, 2024	47,620,263	$5	1	$-	$186,198	$7,041	$(198,910)	$(1,217)	$(6,883)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Nine months ended November 30, 2025
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity (Deficit)
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367
Issuance of shares upon the vesting of restricted stock units (Note 15)	126,857	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Note 15)	80,000	-	-	-	64	-	-	-	64
Issuance of common stock under ATM Equity Offering (Note 12)	510,435	-	-	-	917	-	-	-	917
Stock options issued for services (Note 15)	-	-	-	-	836	-	-	-	836
Restricted stock units issued for services (Note 15)	-	-	-	-	136	-	-	-	136
Share issuance costs	-	-	-	-	(30)	-	-	-	(30)
Foreign currency translation	-	-	-	-	-	-	-	(18)	(18)
Net loss	-	-	-	-	-	-	(9,595)	-	(9,595)
Balance, November 30, 2025	48,337,555	$5	1	$-	$195,452	$-	$(201,622)	$(1,158)	$(7,323)

(in thousands of U.S. dollars, except for share data)	Nine months ended November 30, 2024
	Common stock		Series A Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the vesting of restricted stock units (Note 15)	91,355	-	-	-	-	-	-	-	-
Expiration of warrants	-	-	-	-	13,344	(13,344)	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	441	-	-	-	441
Restricted stock units issued for services (Note 15)	-	-	-	-	621	-	-	-	621
Foreign currency translation	-	-	-	-	-	-	-	(147)	(147)
Net loss	-	-	-	-	-	-	(21,940)	-	(21,940)
Balance, November 30, 2024	47,620,263	$5	1	$-	$186,198	$7,041	$(198,910)	$(1,217)	$(6,883)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Nine Months Ended November 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(9,595)	$(21,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	290	398
Stock-based compensation expense (Note 15)	972	1,062
Impairment of machinery & equipment (Note 5)	-	8,460
Accrued interest and other financing costs (Note 10 and 11)	1,125	87
Loss on Equity method investments (Note 9)	410	-
Changes in operating assets and liabilities:
Accounts receivable and other (Note 3)	363	144
Inventories	-	21
Prepaid expenses (Note 4)	(248)	180
Accounts payable and accrued liabilities (Note 8)	(689)	2,851
Unearned revenue	-	102
Net cash used in operating activities	(7,372)	(8,635)

Cash Flows from Investing Activities
Distribution from equity investment	-	368
Investments in equity-method investees (Note 9)	(960)	-
Additions to intangible assets (Note 6)	(199)	(454)
Net cash used in investing activities	(1,159)	(86)

Cash Flows from Financing Activities
Proceeds from exercise of stock options (Note 12)	64	-
Proceeds from ATM equity offering, net of issuance costs (Note 12)	889	-
Borrowings under credit facility (Note 11)	-	2,372
Repayment of long-term debt (Note 11)	(215)	(60)
Net cash provided by financing activities	738	2,312

Effect of exchange rate changes	24	(226)
Net decrease in cash and cash equivalents	(7,769)	(6,635)
Cash and cash equivalents, beginning of period	12,973	6,958
Cash and cash equivalents, end of period	$5,204	$323

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$148	$214
Interest received	$212	$224

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Nine Months Ended November 30, 2025 and 2024

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on May 29, 2025, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on May 30, 2025. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method. The Company also owns a 50% interest in a joint venture, Ester Loop Infinite Technologies Private Limited ("India JV"), which is accounted for under the equity method. The Company owns a 10% equity interest in Infinite Loop Europe SAS ("Infinite Loop Europe"), accounted for under the equity method, over which it has significant influence but not joint control; the remaining 90% is owned by Reed Circular Economy ("RCE").

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and nine-month periods ended November 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2026, or for any other period.

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

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and a net capital deficiency. Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. In preparing this going concern assessment in accordance with US GAAP, the Company included cash flows that meet the 'probable' threshold under ASC 205-40 in its going concern evaluation and has excluded forecasted cash flows that lack substantive support or binding commitments.

Management has determined that current cash and cash equivalents on hand of $5,204, together with the $2,504 available under its undrawn credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to continue as a going concern and execute upon management's plans to move to the next stage of its strategic development is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt and/or equity, technology licensing and engineering services arrangements, and/or financing from government incentive programs. While the Company is actively engaged in financing discussions, there is no assurance that the Company will be successful in attracting additional funding on terms acceptable to the Company.

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

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives of property, plant and equipment and intangible assets, recoverability of property, plant and equipment, recoverability of equity accounted investments, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

For the three and nine months ended November 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at November 30, 2025, the potentially dilutive securities consisted of 5,243,138 outstanding stock options (2024 – 2,771,216), 4,261,512 outstanding restricted stock units (2024 – 4,448,179), and nil outstanding warrants (2024 – 2,357,407)

Recently adopted accounting pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05, Joint Venture Formations, which requires joint ventures to apply a new basis of accounting by measuring assets and liabilities at fair value upon formation. The amendments address diversity in practice by establishing requirements for recognition and measurement of net assets and liabilities on the formation date. The updated standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this accounting guidance for the nine-month period ended  November 30, 2025 did not impact the disclosures in our interim condensed consolidated financial statements.

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

3. Accounts Receivable and Other

Accounts Receivable and Other as at November 30, 2025 and February 28, 2025 are comprised of the following:

	November 30, 2025	February 28, 2025
Accounts receivable from customers	$3	$52
Accounts receivable from joint venture	86	368
Research and development tax credits	64	121
Sales tax	57	89
Other receivables	90	9
	$300	$639

4. Prepaid Expenses

Prepaid expenses as at November 30, 2025 and February 28, 2025 were as follows:

	November 30, 2025	February 28, 2025
Insurance	$280	$69
Utilities	32	29
Software	33	28
Other	65	32
	$410	$158

5. Property, Plant and Equipment, Net

	As at November 30, 2025
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,773	(464)	1,309
Land	219	-	219
Building and Land Improvements	1,799	(1,722)	77
Office equipment and furniture	267	(182)	85
	$12,518	$(10,828)	$1,690

	As at February 28, 2025
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,717	(406)	1,311
Land	212	-	212
Building and Land Improvements	1,741	(1,616)	125
Office equipment and furniture	259	(170)	89
	$12,389	$(10,652)	$1,737

Depreciation expense for the three- and nine-month periods ended November 30, 2025 amounted to $34 and $104, respectively (2024 – $79 and $249).

During the year ended February 28, 2025 the Company recorded an impairment charge for equipment of $8,460. This impairment was due to the termination of the joint venture arrangement between the Company and SK Geo Centric Co. Ltd. under which they had intended to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. While the equipment may be utilized in a future commercial production facility, there are no active deployment plans for the use of this specific equipment, therefore the recoverability of the carrying value of the equipment is highly uncertain, and when tested for impairment, resulted in an impairment loss of $8,460 being recognized in the year ended February 28, 2025.

6. Intangible Assets, Net

Intangible assets as at November 30, 2025 and February 28, 2025 were $1,770 and $1,708, respectively.

During the nine-month periods ended November 30, 2025 and 2024, we made additions relating to patent application costs to intangible assets of $199 and $454, respectively.

Amortization expense for the three- and nine-month periods ended November 30, 2025 amounted to $60 and $186, respectively (2024 – $53 and $149).

7. Fair Value of Financial Instruments

The following tables disclose the estimated fair value of the Company's financial liabilities as at November 30, 2025 and February 28, 2025:

	Fair Value at November 30, 2025
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities accounted for at amortized cost:
Series B Convertible Preferred stock (Note 10)	$11,688	$11,688	Level 2
Long-term debt (Note 11)	$3,006	$3,006	Level 2
Due to customer	$882	$882	Level 2

	Fair Value at February 28, 2025
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities accounted for at amortized cost:
Series B Convertible Preferred stock (Note 10)	$10,647	$10,647	Level 2
Long-term debt (Note 11)	$3,085	$3,085	Level 2
Due to customer	$832	$832	Level 2

The fair value of cash, restricted cash, accounts receivable and other, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at November 30, 2025 and February 28, 2025 were as follows:

	November 30, 2025	February 28, 2025
Trade accounts payable	$1,234	$2,010
Accrued employee compensation	645	554
Accrued engineering fees	452	431
Accrued professional fees	290	276
Other accrued liabilities	314	274
	$2,935	$3,545

9. Equity Method Investments

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

During the nine-month period ended November 30, 2025, Loop and Ester each contributed $960 (2024 – nil) to ELITe. During the three- and nine-month periods ended November 30, 2025, ELITe incurred losses of $130 and $820, respectively (2024 – nil), resulting in the Company recording its share of the loss on equity accounted investment of $65 and $410 (2024 – nil) for the respective periods. As at November 30, 2025, and  February 28, 2025 the carrying value of the Company's investment in ELITe was $1,817 and $1,267, respectively.

Equity-Method Investment with Reed Circular Economy

On September 23, 2025, Loop entered into a formal agreement with Reed Circular Economy ("RCE"), an affiliate of Reed Management SAS, to establish the framework for the governance, ownership, and operations of Infinite Loop Europe SAS ("Infinite Loop Europe"). Under this agreement, and as previously announced, RCE and Loop hold their interests in Infinite Loop Europe on a 90/10 basis to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants using Loop's technology within Europe. The agreement provides Infinite Loop Europe with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in project equity, and confirms that Loop retains ownership of its intellectual property while granting Infinite Loop Europe limited use rights.

Infinite Loop Europe does not meet the accounting definition of a joint venture, as the Company does not have joint control over the entity. However, the Company has significant influence over Infinite Loop Europe and, accordingly, accounts for its investment using the equity method.

In September 2025, Loop purchased 250 shares of Infinite Loop Europe for €0.25 ($0.305) (2024 – nil). Infinite Loop Europe has not yet commenced operations. As at November 30, 2025, the carrying value of the Company's investment in Infinite Loop Europe was nominal.

10. Series B Convertible Preferred Stock

The balance of Series B Convertible Preferred Stock as at  November 30, 2025 and  February 28, 2025 was as follows:

	November 30, 2025	February 28, 2025
Stated value	$11,439	$10,395
Accrued PIK dividends	249	252
Series B Convertible Preferred Stock	$11,688	$10,647

During the three- and nine-month periods ended November 30, 2025, the Company recorded PIK dividends of $360 and $1,041 respectively, (2024 – nil), which were recorded in “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. On September 30, 2025, the annual dividend payment date, in accordance with the terms of the Series B Preferred Stock, the Company did not pay the accrued dividend in cash. The dividend of $1,044 was added to the Stated Value of the Series B Preferred Stock as a payment-in-kind dividend. The Stated Value as of September 30, 2025 includes this PIK dividend and will serve as the base for calculating future dividend accruals at the applicable dividend rate.

11. Long‑Term Debt

Long-term debt as of November 30, 2025 and February 28, 2025, was comprised of the following:

	November 30, 2025	February 28, 2025
Investissement Québec financing facility:
Principal amount	$3,004	$3,099
Unamortized discount	(109)	(138)
Accrued interest	111	124
Total Investissement Québec financing facility	3,006	3,085
Less: current portion of long-term debt	(510)	(312)
Long-term debt, net of current portion	$2,496	$2,773

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and nine-month periods ended November 30, 2025 in the amount of $36 and $106, respectively (2024 – $29 and $59) and an accretion expense of $11 and $34, respectively (2024 – $14 and $27). During the nine-month period ended November 30, 2025, the Company made repayments of $215 (2024 – $50) on the Investissement Québec loan.

Total repayments due on the Company's indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2026	107
February 28, 2027	537
February 29, 2028	824
February 28, 2029	824
February 28, 2030	823
Thereafter	-
Total	$3,115

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,504 in aggregate principal amount. The Credit Facility is secured by the Company's Terrebonne, Québec property and was initially subject to a minimum equity covenant, tested quarterly.

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

All borrowings under the Credit Facility bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at November 30, 2025, the $2,504 Credit Facility was available and undrawn. As at  February 28, 2025, the credit facility was available and undrawn.

12. Stockholders' Equity (Deficit)

Common Stock

For the period ended November 30, 2025	Number of shares	Amount
Balance, February 28, 2025	47,620,263	$5
Issuance of shares upon settlement of restricted stock units	126,857	-
Issuance of shares upon exercise of stock options	80,000	-
Issuance of shares for cash	510,435	-
Balance, November 30, 2025	48,337,555	$5

For the period ended November 30, 2024	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	91,355	-
Balance, November 30, 2024	47,620,263	$5

During the nine months ended November 30, 2025, the Company recorded the following common stock transactions:

(i)	The Company issued 126,857 shares of common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 80,000 shares of common stock to settle stock options exercised in the period.
(iii)	The Company issued 510,435 shares of common stock through its ATM Equity Offering program at an average offering price of $1.80 for gross proceed of $917.

During the nine months ended November 30, 2024, the Company recorded the following common stock transaction:

(i)	The Company issued 91,355 shares of common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended November 30, 2025 and 2024 were as follows:

	November 30, 2025	November 30, 2024
Employee compensation	$735	$876
Machinery and equipment expenditures	-	41
External engineering	18	86
Plant and laboratory operating expenses	183	210
Other	31	164
	$967	$1,377

Research and development expenses for the nine-month periods ended November 30, 2025 and 2024 were as follows:

	November 30, 2025	November 30, 2024
Employee compensation	$2,377	$3,014
Machinery and equipment expenditures	2	44
External engineering	82	1,365
Plant and laboratory operating expenses	562	677
Other	159	459
	$3,182	$5,559

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended November 30, 2025 and 2024 were as follows:

	November 30, 2025	November 30, 2024
Employee compensation	$653	$799
Insurance	426	453
Professional fees	157	595
Other	264	301
	$1,500	$2,148

General and administrative expenses for the nine-month periods ended November 30, 2025 and 2024 were as follows:

	November 30, 2025	November 30, 2024
Employee compensation	$1,956	$2,491
Insurance	1,301	1,421
Professional fees	1,130	2,858
Other	631	884
	$5,018	$7,654

15. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company's stock options during the three-month periods ended November 30, 2025 and 2024:

	2025		2024
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	5,493,138	$3.19	2,771,216	$5.25
Granted	130,000	1.72	-	-
Exercised	(80,000)	0.80	-	-
Forfeited	(100,000)	1.16	-	-
Expired	(200,000)	0.80	-	-
Outstanding, end of period	5,243,138	$3.32	2,771,216	$5.25
Exercisable, end of period	2,581,727	$5.30	2,040,000	$6.12

The following table summarizes the continuity of the Company's stock options during the nine-month periods ended November 30, 2025 and 2024:

	2025		2024
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	2,771,216	$5.25	2,772,000	$5.10
Granted	2,931,922	1.18	199,216	2.89
Exercised	(80,000)	0.80	-	-
Forfeited	(180,000)	1.31	(200,000)	0.80
Expired	(200,000)	0.80	-	-
Outstanding, end of period	5,243,138	$3.32	2,771,216	$5.25
Exercisable, end of period	2,581,727	$5.30	2,040,000	$6.12

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the nine-month period ended November 30, 2025 and 2024 were as follows:

	2025	2024
Exercise price	$1.18	$2.89
Risk-free interest rate	3.56% - 4.11%	4.09%
Expected dividend yield	0%	0%
Expected volatility	81%-82%	73%
Expected life (years)	3.5 - 5.0 years	7 years

The weighted-average grant-date fair value of options granted during the nine-month periods ended November 30, 2025 and 2024 was $0.64 and $2.03, respectively.

A summary of the Company’s nonvested shares as of November 30, 2025, and changes during the nine-month period ended  November 30, 2025 were as follows:

	2025
	Number of	Weighted average
	stock options	exercise price
Nonvested, beginning of period	731,216	$1.88
Granted	2,400,000	0.66
Exercised	-	-
Forfeited	(180,000)	1.31
Vested	(289,805)	1.88
Nonvested, end of period	2,661,411	$0.82

During the three-month periods ended  November 30, 2025 and 2024, stock-based compensation expense attributable to stock options amounted to $185 and $146, respectively. During the nine-month periods ended  November 30, 2025 and 2024, stock-based compensation expense attributable to stock options amounted to $836 and $441, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended November 30, 2025 and 2024:

	2025		2024
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	4,256,532	$6.38	4,461,818	$6.35
Granted	17,311	1.65	-	-
Settled	-	-	-	-
Forfeited	(12,331)	4.76	(13,639)	4.43
Outstanding, end of period	4,261,512	$6.36	4,448,179	$6.36
Outstanding vested, end of period	1,833,531	$5.71	1,761,421	$5.86

The following table summarizes the continuity of the restricted stock units during the nine-month periods ended November 30, 2025 and 2024:

	2025		2024
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	4,466,958	$6.32	4,368,897	$6.53
Granted	328,081	1.33	184,276	2.25
Settled	(126,857)	2.90	(91,355)	6.74
Forfeited	(406,670)	2.97	(13,639)	4.43
Outstanding, end of period	4,261,512	$6.36	4,448,179	$6.36
Outstanding vested, end of period	1,833,531	$5.71	1,761,421	$5.86

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended November 30, 2025 and 2024, stock-based compensation attributable to RSUs amounted to $132 and $184, respectively. During the nine-month periods ended  November 30, 2025 and 2024, stock-based compensation expense attributable to RSUs amounted to $136, which includes $(319) for forfeitures recorded in the period, and $621, respectively.

Stock-Based Compensation Expense

During the three-month periods ended November 30, 2025 and 2024, stock-based compensation included in research and development expenses amounted to $82 and $106, respectively, and in general and administrative expenses amounted to $235 and $224, respectively. During the nine-month periods ended  November 30, 2025 and 2024, stock-based compensation included in research and development expenses amounted to $426 and $367, respectively, and in general and administrative expenses amounted to $545 and $695, respectively.

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

The following table summarizes the continuity of the units that were authorized for issuance under the Plan as at and during the nine-month periods ended November 30, 2025 and 2024:

	2025	2024
	Number of units*	Number of units*
Authorized, beginning of period	2,159,612	848,244
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(3,260,003)	(383,492)
Units forfeited	586,670	213,639
Units expired	200,000	-
Authorized, end of period	1,186,279	2,178,391

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

A key challenge in mechanical recycling is the degradation of PET's physical properties with each recycling cycle. Processes like shredding, washing, and melting can break down polymer chains, reducing strength and clarity, often leading to “downcycling” where the rPET is limited to lower-value applications rather than being recycled back into bottles or food packaging. Due to the progressive degradation of material properties and the accumulation of impurities, PET can typically only be mechanically recycled a limited number of times before its quality is too poor for further processing or valuable applications. The quality of mechanically recycled PET can vary considerably and often requires blending with virgin PET to meet performance standards. This inconsistency poses difficulties for manufacturers aiming to incorporate rPET into products, particularly for demanding applications like food packaging.

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

On September 23, 2025, Loop entered into a formal agreement with Reed Circular Economy (“RCE”) to establish the framework for the governance, ownership, and operations of Infinite Loop Europe SAS (“Infinite Loop Europe”), a European entity formed to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants and related products using Loop’s technology within Europe. Under this agreement, RCE and Loop hold equity interests in Infinite Loop Europe on a 90/10 basis. In September 2025, Loop purchased 250 shares of Infinite Loop Europe for €0.25 ($0.305) in consideration for its 10% ownership stake. The agreement provides Infinite Loop Europe with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in up to 50% of project-level equity, and confirms that Loop retains ownership of its intellectual property while granting Infinite Loop Europe limited use rights.

Infinite Loop Europe is managed by a chief executive officer proposed by RCE, with governance provided by a four-member board of directors, of which Loop is entitled to nominate one director and RCE nominates the remaining directors. Certain transactions that could risk the disclosure of Loop’s technology, as well as certain related-party transactions, require unanimous board approval. RCE has provided Infinite Loop Europe with a €10 million shareholder loan to fund the first royalty tranche under the license agreement, which accrues payment-in-kind interest at 11.9% per annum and matures on December 27, 2027.

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

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of November 30, 2025, Loop and Ester had each made total equity contributions of $2.91 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the local engineering firm. This has resulted in Loop generating engineering services revenue of $0.33 million in the nine-month period ended November 30, 2025. On June 22, 2025, Loop executed a $1.5 million engineering services agreement with the India JV to support it through construction as it moves towards breaking ground on the Infinite Loop™ India facility. The Company commenced performance under this engineering services agreement in November 2025. This new engineering services agreement builds on the initial engineering services agreement with the India JV which was fulfilled over Q4 of fiscal 2025 and Q1 of fiscal 2026, underscoring the role of engineering services in Loop's commercialization strategy as an important and growing source of revenue.

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

Feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced. Loop has signed a multi-year offtake agreement with Nike, Inc., which will serve as an anchor customer for the facility. Loop has also signed an offtake agreement with Taro Plats S.p.A. to supply 100% recycled, virgin-quality Loop™ DMT. Furthermore, the India JV has engaged a leading global advisory firm to manage the debt syndication process for financing the construction of the Infinite Loop™ India facility. The debt financing process is progressing, and term sheets have been received from international lenders.

The front-end engineering design for the Infinite Loop™ India facility was completed by Tata Consulting Engineers. Subsequent to November 30, 2025, the India JV awarded the detailed engineering contract for the Infinite Loop™ India facility to Toyo Engineering India Private Limited, covering the full scope of detailed design, procurement engineering, and technical documentation. This represents the final engineering phase prior to construction. The net total investment cost for the facility, including continuous polymerization, financing costs during construction and initial working capital requirements, is budgeted to be $176 million. The project is anticipated for completion by the end of calendar 2027.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.33 million in the nine-month period ended November 30, 2025.

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

Recent Developments

Offtake Agreement with Nike

In September 2025, we entered into a multi-year offtake agreement NIKE, Inc. ("Nike"), a global leader in athletic footwear and apparel. Under the terms of this agreement, we will supply agreed minimum volumes of Twist™, our virgin-quality circular polyester resin made exclusively from textile waste.

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

As of November 30, 2025, the Company had sold 510,435 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $917,048 and net proceeds of approximately $888,923, after deducting sales agent commissions and other offering expenses. As of November 30, 2025, the Company had approximately $14.1 million of capacity remaining under the ATM Equity Offering.

Human Capital

As of November 30, 2025, we had 40 employees of which 16 work in research and development, 16 in engineering and operations, and 8 in administrative functions.

Results of Operations

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

The following table summarizes our operating results for the three-month periods ended November 30, 2025 and 2024, in thousands of U.S. Dollars.

	Three months ended November 30,
			Change
	2025	2024	favorable / (unfavorable)
Revenues
Products	$-	$52	$(52)
Services	86	-	86
Total revenues	86	52	34

Expenses
Research and development
Employee compensation	653	770	117
Stock-based compensation	82	106	24
Machinery and equipment expenditures	-	41	41
Plant and laboratory operating expenses	183	210	27
External engineering	18	86	68
Other	31	164	133
Total research and development	967	1,377	410

General and administrative
Employee compensation	418	576	158
Stock-based compensation	235	224	(11)
Professional fees	157	595	438
Insurance	426	453	27
Other	264	300	36
Total general and administrative	1,500	2,148	648

Impairment of assets	-	8,460	8,460
Loss on equity accounted investment	65	-	(65)
Depreciation and amortization	94	132	38
Interest and other financial expenses	436	110	(326)
Interest income	(43)	(23)	20
Foreign exchange loss (gain)	11	(240)	(251)
Total expenses	3,030	11,964	8,934
Net loss	$(2,944)	$(11,912)	$8,968

Third Quarter Ended November 30, 2025

Revenues

Revenues for the three-month period ended November 30, 2025, increased $34 to $86, as compared to $52 for the same period in 2024. The revenues of $86 for the three-month period ended November 30, 2025 resulted from engineering services provided to the India JV. The revenues of $52 for the three-month period ended November 30, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expense for the three-month period ended November 30, 2025, decreased $410 to $967, as compared to $1,377 for the same period in 2024. The decrease was primarily attributable to a $68 decrease in external engineering expenses for design work for our Infinite Loop™ manufacturing process, and a $117 decrease in employee compensation expenses.

General and administrative expenses

General and administrative expenses for the three-month period ended November 30, 2025, decreased $648 to $1,500, as compared to $2,148 for the same period in 2024. The decrease was primarily attributable to a $438 decrease in professional fees, which was mainly attributable to legal costs related to our partnerships with Reed Societe Generale Group and Ester incurred in the three-month period ended November 30, 2024, and a $158 decrease in employee compensation.

Interest and other financial expenses

Interest and other financial expenses increased by $326 for the three-month period ended November 30, 2025. This increase is mainly attributable to the accrued PIK dividend on the Series B Convertible Preferred Stock issued to RCE recorded as an interest expense for $360 in the three-month period ended November 30, 2025 (2024 – nil).

Net Loss

The net loss for the three-month period ended November 30, 2025, decreased $8,968 to $2,944, as compared to $11,912 for the same period in 2024. This decrease was primarily due to the decrease of $410 in research and development expenses, a decrease of $648 in general and administrative expenses, and a decrease of $8,460 in the prior year quarter due to an impairment charge for machinery and equipment. These decreases were partially offset by the $326 increase in interest and other financial expenses.

Nine Months Ended November 30, 2025

The following table summarizes our operating results for the nine-month periods ended November 30, 2025 and 2024, in thousands of U.S. Dollars.

	Nine months ended November 30,
	2025	2024	Change
Revenues
Products	$8	$81	$(73)
Services	330	-	330
Total revenues	338	81	257

Expenses
Research and development
Employee compensation	1,951	2,647	696
Machinery and equipment expenditures	2	44	42
Stock-based compensation	426	367	(59)
Plant and laboratory operating expenses	562	677	115
External engineering	82	1,365	1,283
Other	159	459	300
Total research and development	3,182	5,559	2,377

General and administrative
Professional fees	1,130	2,858	1,728
Employee compensation	1,411	1,796	385
Stock-based compensation	545	695	150
Insurance	1,301	1,421	120
Other	631	884	253
Total general and administrative	5,018	7,654	2,636

Impairment of assets	-	8,460	8,460
Loss on equity accounted investment	410	-	(410)
Depreciation and amortization	290	398	108
Interest and other financial expenses	1,273	289	(984)
Interest income	(212)	(155)	57
Foreign exchange loss (gain)	(28)	(184)	(156)
Total expenses	9,933	22,021	12,088
Net loss	$(9,595)	$(21,940)	$12,345

Revenues

Revenues for the nine-month period ended November 30, 2025, increased $257 to $338, as compared to $81 for the same period in 2024. The revenues for the nine-month period ended November 30, 2025 resulted from $330 in engineering fees and $8 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility. The revenues of $81 for the nine-month period ended November 30, 2024 resulted from sales of Loop™ PET resin.

Research and Development

Research and development expense for the nine-month period ended November 30, 2025, decreased $2,377 to $3,182, as compared to $5,559 for the same period in 2024. The decrease was primarily attributable to a $1,283 decrease in external engineering expenses for design work for our Infinite Loop™ manufacturing process, and a $696 decrease in employee compensation expenses, partially offset by a $59 increase in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses for the nine-month period ended November 30, 2025, decreased $2,636 to $5,018, as compared to $7,654 for the same period in 2024. The decrease was primarily attributable to a $1,728 decrease in professional fees, which was mainly due to legal costs related to our partnerships with Reed Societe Generale Group and Ester incurred in the nine-month period ended November 30, 2024, a decrease of $385 in employee compensation expenses and a $150 decrease in stock-based compensation expense.

Loss on equity accounted investment

Loss on equity accounted investment increased by $410 for the nine-month period ended November 30, 2025. This loss relates to the Company's 50% portion of the loss incurred by the India JV for the nine-month period ended November 30, 2025, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Interest and other financial expenses

Interest and other financial expenses increased by $984 for the nine-month period ended November 30, 2025. This increase is mainly attributable to the accrued PIK dividend on the Series B Convertible Preferred Stock issued to RCE recorded as an interest expense for $1,041 in the nine-month period ended November 30, 2025 (2024 – nil).

Net Loss

The net loss for the nine-month period ended November 30, 2025, decreased $12,345 to $9,595, as compared to $21,940 for the same period in 2024. This decrease was primarily due to the decrease of $2,636 in general and administrative expenses, a decrease of $2,377 in research and development expenses, and a decrease of $8,460 in the prior year due to an impairment charge for machinery and equipment. These decreases were partially offset by a $984 increase in interest and other financial expenses and the increase of $410 in loss on equity accounted investment.

GOING CONCERN AND CAPITAL RESOURCES

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

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and a net capital deficiency. Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the financial statement issuance date. In preparing this going concern assessment in accordance with US GAAP, the Company included cash flows that meet the 'probable' threshold under ASC 205-40 in its going concern evaluation and has excluded forecasted cash flows that lack substantive support or binding commitments.

Management has determined that current cash and cash equivalents on hand of $5,204, together with the $2,504 available under its undrawn credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to continue as a going concern and execute upon management's plans to move to the next stage of its strategic development is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt and/or equity, technology licensing and engineering services arrangements, and/or financing from government incentive programs. While the Company is actively engaged in financing discussions, there is no assurance that the Company will be successful in attracting additional funding on terms acceptable to the Company.

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

Investissement Québec financing facility

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,291. We received the first disbursement in the amount of $1,580 on February 21, 2020 and the second disbursement in the amount of $1,710 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan's interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the Financing Facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available under the Financing Facility after the second disbursement.

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

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $72 of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2025, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

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

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,504 in aggregate principal amount. The Credit Facility is secured by the Company's Terrebonne, Québec property and was initially subject to a minimum equity covenant, tested quarterly. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at November 30, 2025, the $2,504 Credit Facility was available and undrawn.

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

At-the-Market Offering

During the three months ended November 30, 2025, the Company issued and sold an aggregate of 394,077 shares of its common stock pursuant to its ATM Equity Offering program for aggregate gross proceeds of approximately $724. After deducting sales agent commissions and other offering expenses totaling approximately $22, the Company received net proceeds of approximately $702 from such sales. The shares were sold at prevailing market prices at the time of sale, with an average selling price of $1.84 per share. The net proceeds from these equity transactions were used for general corporate purposes. The Company may, from time to time, continue to utilize its ATM Equity Offering program to raise additional capital, subject to market conditions and the Company's capital needs, though there can be no assurance as to if or when any additional sales may occur under the program.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the nine months ended November 30, 2025 and 2024 was as follows, in thousands of U.S. Dollars:

	Nine Months Ended November 30,
	2025	2024
Net cash used in operating activities	$(7,372)	$(8,635)
Net cash used in investing activities	(1,159)	(86)
Net cash provided by (used in) financing activities	738	2,312
Effect of exchange rate changes on cash	24	(226)
Net decrease in cash	$(7,769)	$(6,635)

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2025, we used $7,372 in operations compared to $8,635 during the nine-month period ended November 30, 2024. As discussed above in the Results of Operations, the year-over-year decrease is mainly due to decreased operating expenses as we have completed the upgrade of the Terrebonne Facility and our basic design package for the Infinite Loop™ full-scale manufacturing facilities, and lower legal costs related to forming our partnerships with Reed Societe Generale Group and Ester.

Net Cash Used in Investing Activities

During the nine months ended November 30, 2025, we used $1,159 in investing activities compared to $86 during the nine-month period ended November 30, 2024. During the nine-month period ended November 30, 2025, we made investments in intangible assets of $199, as compared to $454 for the same period in 2024, particularly to file patents for the Infinite Loop™ technology in the United States and around the world. Additionally, we made investments of $960 in our joint venture with Ester during the nine-month period ended November 30, 2025, as compared to $nil for the same period in 2024.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended November 30, 2025, we repaid $215 of long-term debt and received net proceeds from our ATM Equity Offering of $889. During the nine months ended November 30, 2024, we borrowed $2,372 under the Credit Facility and we repaid $60 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2025.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our 2025 Annual Report. No material changes to such risk factors have occurred during the three months ended November 30, 2025. An additional risk factor is included below in connection with the prior launch of our ATM Equity Offering.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	001-38301	April 10, 2018	3.1
10.1*	Securityholders Agreement, dated September 23, 2025, by and among the Company, Reed Circular Economy and each other person who from time to time becomes a Securityholder, with Infinite Loop Europe SAS and Mr. Daniel Solomita.		Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	Inline XBRL Instance Document		Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

* Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2026	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 14, 2026	By:	/s/ Mike De Notaris
	Name:	Mike De Notaris
	Title:	Interim Chief Financial Officer (Principal financial officer and principal accounting officer)