Form 10-K
period 2026-02-28
Loop Industries, Inc.
filed 2026-05-27
CIK 1504678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

As at August 29, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $39,501,913. As at May 26, 2026, there were 48,380,371 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference:

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 Annual Meeting of Stockholders.

LOOP INDUSTRIES, INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “Loop Industries,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, and market and industry trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection to them, (xii) adverse effects on the Company’s business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts including trade disputes and increasing protectionist measures that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other risk factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

DMT is an acronym for dimethyl terephthalate, which is a monomer used in the production of polyethylene terephthalate (“PET”), as well as other products

MEG is an acronym for monoethylene glycol, which is a monomer used in the production of PET, as well as other products.

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

Loop plans to commercialize the Infinite Loop™ technology by developing facilities throughout the world which use its technology to produce rPET.  These facilities will be developed through a combination of direct investments with strategic partners and the licensing of its technology to companies with industry expertise.

As the initial phase of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we constructed and have successfully operated our Terrebonne, Québec depolymerization production facility (the “Terrebonne Facility”) for the past five years, demonstrating the effectiveness of our technology and supplying Loop PET resin and polyester fiber to customers. The facility has also been used for research and development activities.

Loop is currently executing on its commercialization strategy through two key strategic partnerships. The Company is advancing towards the construction of an Infinite Loop™ manufacturing facility in India through its 50/50 joint venture in India with Ester Industries Ltd. (“Ester”). The facility's planned production capacity is 70,000 tons per year of Loop branded PET resin and polyester fiber. In addition, the Company sold its first technology license to Reed Management SAS, ("Reed Societe Generale Group"), for one Infinite Loop™ manufacturing facility in Europe for an initial payment of $10.4 million (€10.0 million) with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe SAS (“Infinite Loop Europe”), an entity owned 10% by Loop and 90% by Reed Circular Economy (“RCE”), an affiliate of Reed Societe Generale Group, was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe. These initiatives represent key steps in implementing the Company's plan to deploy its proprietary depolymerization technology in global markets.

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

Agreements with Reed Societe Generale Group

On December 12, 2024, the Company entered into an Amended and Restated Share Purchase Agreement (the “Amended Agreement”) with Reed Societe Generale Group, a European investment firm focused on high impact and technology-enabled infrastructure majority-owned by the bank Societe Generale. The Amended Agreement amends the original Share Purchase Agreement dated May 30, 2024 previously reported by the Company in a current report on Form 8-K filed on June 4, 2024. To facilitate the closing of the transactions contemplated by the Amended Agreement and to develop Infinite Loop™ manufacturing facilities in Europe, Infinite Loop Europe was incorporated under French law.

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

The Company received total cash proceeds of $20.8 million (€20.0 million) on December 23, 2024.

Key terms of the Series B CPS include:

●	13% Paid-in-kind ("PIK") dividend rate
●	5-year term
●	Convertible to Loop common stock at $4.75 per share or redeemable in cash

We believe the licensing and financing transactions marked a pivotal step in Loop's commercialization strategy, enabling the deployment of its patented recycling technology across Europe and supporting capital investment in cost-effective manufacturing regions, including its joint venture in India with strategic partner Ester. Proceeds from these transactions have been used to fund the India JV project and Loop's operational cash flow needs.

We further believe the sale of our first license underscores the commercial readiness of Loop's technology, which has been validated by five years of operations at its Terrebonne facility.

On September 23, 2025, Loop entered into a formal agreement with RCE to establish the framework for the governance, ownership, and operations of Infinite Loop Europe , a European entity formed to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants and related products using Loop’s technology within Europe. Under this agreement, RCE and Loop hold equity interests in Infinite Loop Europe on a 90/10 basis. In September 2025, Loop purchased 250 shares of Infinite Loop Europe for $0.3 (€0.3) in consideration for its 10% ownership stake. The agreement provides Infinite Loop Europe with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in up to 50% of project-level equity, and confirms that Loop retains ownership of its intellectual property while granting Infinite Loop Europe limited use rights.

Infinite Loop Europe is managed by a chief executive officer proposed by RCE, with governance provided by a four-member board of directors, of which Loop is entitled to nominate one director and RCE nominates the remaining directors. Certain transactions that could risk the disclosure of Loop’s technology, as well as certain related-party transactions, require unanimous board approval. RCE has provided Infinite Loop Europe with a $10.4 million (€10.0 million) shareholder loan to fund the first royalty tranche under the license agreement, which accrues payment-in-kind interest at 11.9% per annum and matures on December 27, 2027.

On February 17, 2026, Loop announced that Infinite Loop Europe has selected BASF Industriepark Lausitz in Schwarzheide, Germany, as the site for its inaugural European manufacturing facility. The project will be the first under Loop’s licensed technology model. This selection marks a major step in Loop’s global commercialization strategy, with the site expected to be operational by 2030. The facility is designed to utilize Loop’s proprietary depolymerization technology to produce 70,000 metric tons per year of virgin-quality Loop™ PET made from 100% recycled content. By addressing a critical supply gap for food-grade and pharmaceutical applications in the European market, the project pairs technical reliability with a high-demand commercial opportunity. Integration within BASF’s Industriepark Lausitz provides access to world-class industrial infrastructure and operational expertise, while the partnership with Reed Societe Generale Group brings strong institutional capital support, reducing execution risk and accelerating commercialization. The facility is positioned to benefit from the European Commission’s 2025 pilot actions aimed at modernizing and strengthening the EU plastics recycling sector. Following site selection, the project moves into the engineering and permitting phase.

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

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop's Terrebonne Facility for global brand companies over the last five years. The India JV intends to leverage the complementary skill sets of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and Loop’s existing engineering package

The planned production capacity of the Infinite Loop™ India facility is 70,000 tons per year of Loop branded PET resin and polyester fiber.  We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing.

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of February 28, 2026, Loop and Ester had each made total equity contributions of $2.9 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees and the purchase of land.

The India JV will enter into (i) a technology license agreement with Loop (the “Loop Technology License Agreement”), (ii) a service agreement with Ester, and (iii) a sales and marketing agreement with Loop, each on terms mutually agreed upon by the parties. Pursuant to the Loop Technology License Agreement, the India JV will be granted an exclusive, subject to certain exceptions, license to exploit the Infinite Loop™ Technology in India at a royalty rate set forth in the Loop Technology License Agreement.

Loop has entered into two engineering services agreements with the India JV to provide engineering services, underscoring the role of engineering services in Loop's commercialization strategy as an important and growing source of revenue. The first engineering services agreement with the India JV had a value of $0.5 million and was fulfilled over fourth quarter of the fiscal year ended February 28, 2025 and the first quarter of fiscal year ended February 28, 2026.  It resulted in $0.2 million of revenue in first quarter of fiscal year ended February 28, 2026.  On June 22, 2025, Loop entered into its second engineering services agreement with the India JV to support it through construction as it moves towards breaking ground on the Infinite Loop™ India facility. This agreement has a value of $1.5 million, and the Company commenced performance under it in November 2025, resulting in Loop generating $0.4 million of engineering services revenue in the year ended February 28, 2026. Accordingly, Loop generated aggregate engineering services revenue of $0.6 million from the India JV during the year ended February 28, 2026.

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

On August 13, 2025, the India JV executed an agreement with a group of sellers for the acquisition of approximately 93 acres in Gujarat, India, for total consideration of approximately US $0.1 million (9.1 million Indian rupees) per acre. The sellers are obligated to consolidate the parcels, deliver marketable title with requisite governmental approvals, and construct access road infrastructure. The purchase price is payable through advance payments secured by equitable mortgages over designated parcels, with remaining consideration due upon title transfer. The agreement incorporates customary representations, warranties, and covenants, together with termination provisions permitting India JV to reject non-compliant parcels or terminate for material breach, including failure to deliver contiguous parcels, with full restitution of payments made.

Strategically located within the Petroleum, Chemicals and Petrochemicals Investment Region (PCPIR), the site offers direct access to abundant polyester textile waste feedstock, a skilled petrochemical workforce, and a streamlined permitting process. Its proximity to a deep-water seaport will further support cost-efficient exports of the India JV’s products.

Feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced. Loop has signed a multi-year offtake agreement with Nike, Inc., which will serve as an anchor customer for the facility. Loop has also signed an offtake agreement with Taro Plats S.p.A. to supply 100% recycled, virgin-quality Loop™ DMT. Furthermore, the India JV has engaged a leading global advisory firm to manage the debt syndication process for financing the construction of the Infinite Loop™ India facility. The debt financing process is progressing, with term sheets having been received from international lenders who are moving into the technical due diligence stage of the process.

The front-end engineering design for the Infinite Loop™ India facility was completed by Tata Consulting Engineers. In December 2025, the India JV awarded the detailed engineering contract for the Infinite Loop™ India facility to Toyo Engineering India Private Limited, covering the full scope of detailed design, procurement engineering, and technical documentation. The net total investment cost for the facility, including continuous polymerization, financing costs during construction and initial working capital requirements, is budgeted to be approximately $165 to $170 million, including approximately $13 million of a GST tax which will be refunded to the India JV as it generates international sales. The Company expects the Infinite Loop™ India facility to be operational in calendar 2028.

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

Due to the commitments by large global consumer brands to incorporate more recycled content into their product packaging, the regulatory requirements for minimum recycled content in packaging imposed by governments, the virgin quality of Loop™ branded PET resin and its marketability to enhance the sustainability credentials of consumer brands that incorporate it, we believe there will be strong demand for Loop™ branded PET resin.

According to a 2023 report of Wood Mackenzie in 2023, global production of PET plastic and polyester fiber totaled an estimated 86 million metric tons, of which 11 million metric tons is recycled PET plastic and polyester fiber. Supported by steady growth across the packaging and textile industries, total production volumes are expected to rise to approximately 134 million metric tons by 2033, with recycled PET plastic and polyester fiber increasing to 17 million metric tons, reflecting compound annual growth rates of approximately 4.5% for total volumes and 4.4% for recycled volumes.

We believe plastic pollution and climate change continue to be environmental issues focused on by media and local and global environmental non-governmental organizations. Some of the main concerns associated with PET are the greenhouse gas (“GHG”) emissions associated with its production from non-renewable hydrocarbons and the length of time it persists in landfills and the natural environment. There is an increasing demand for action to address the global plastic crisis, as evidenced by the March 2022 endorsement by 175 nations of a historic resolution at the UN Environmental Assembly to end plastic pollution, which initiated the formation of the Intergovernmental Negotiating Committee (INC), tasked with crafting a legally binding global treaty addressing the full lifecycle of plastics from production and design to disposal. In the last few years, governments in North America, Europe and Asia have been enacting and proposing laws and regulations mandating the use of minimum recycled content in packaging, which underlies the strength of this issue in the marketplace.  As a recent example, India has mandated a 40% recycled content requirement for food grade PET packaging starting April 1, 2026.

Consumer brands are actively addressing the challenges posed by plastic and polyester fiber waste. In recent years, many have made substantial commitments to advancing circularity by transitioning to recyclable packaging and products, while significantly increasing the use of recycled content in both materials and supply chains.

Global consumer packaged goods companies ("CPG companies"), apparel manufacturers, and retail brands have announced significant public commitments and targets to make the transition to a circular plastic economy, for example:

●

Nike has committed to reducing absolute Scope 1 and 2 emissions by 65% by 2030 (from a 2015 baseline) and Scope 3 emissions by 30%, driven by material innovation, renewable energy adoption, and supply-chain efficiency improvements;

●

By 2030, Danone has committed to designing >_95% of packaging to meet the designed for recycling standard under the EU Packaging and Packaging Waste Regulation, supporting the transition to a circular packaging system;

●

By 2030, Inditex's target is that 25% of textile fibers used will be next-generation materials, including innovations emerging from chemical recycling, advanced textile processing technologies, and material-science startups;

●	Coca-Cola plans to incorporate 35–40% recycled material in primary packaging globally by 2035, including 30–35% recycled PET in plastic packaging;
●	PepsiCo aims to achieve ≥40% recycled content in plastic packaging by 2035 and at least 97% reusable, recyclable, or compostable packaging by design by 2030 across primary and secondary packaging; and
●

By 2030, Puma aims to transition to 100% recycled polyester fabric, including 30% of polyester fabric in apparel sourced from textile-to-textile recycling, accelerating circular material adoption across its product portfolio;

There is a growing regulatory and policy environment to encourage a reduction in the production of virgin fossil fuel-based plastic and for minimum recycled content in packaging imposed by various governments:

North America:

-	Canada has announced a goal of zero-plastic waste by 2030 and is targeting for all plastic packaging to contain 50% recycled content by 2030;
-	California law requires that plastic beverage bottles contain at least 50% post-consumer recycled content by 2030.

Europe:

-

European Union €800/tonne levy on non-recycled plastic packaging waste remains in effect. However, it is now supplemented by the Packaging and Packaging Waste Regulation (PPWR), which entered into force in 2025 and begins broad application in August 2026, setting harmonized EU-wide targets for recyclability and reuse;

-	Spain imposed a tax of €450 per ton on non-reusable plastic packaging, effective January 1, 2023;
-

In the United Kingdom, the Plastic Packaging Tax (PPT) rate has been adjusted for inflation to £228.82 per tonne to any plastic packaging produced or imported that does not contain at least 30% recycled plastic;

-

Starting in 2026, France provides incentives (up to €1,000/tonne) for using domestically sourced, "hard-to-recycle" resins in food packaging, while penalizing non-recyclable materials. The target for PET beverage bottles is currently set at 25% recycled content, rising to 30% by 2030.

Asia:

-	India has mandated a 40% recycled content requirement for food grade PET packaging starting April 1, 2026;
-

Japan has set national targets to reduce single-use plastic waste by 25% by 2030, achieve 60% reuse or recycling of plastic containers and packaging by 2030, and ensure 100% effective utilization of all plastic waste by 2035 through reuse, recycling, or energy recovery;

-

South Korea has officially transitioned to a mandatory regulatory phase as of January 1, 2026, requiring major beverage producers to incorporate at least 10% recycled PET into their bottles, a requirement that will scale to 30% by 2030.

The growing regulatory environment combined with global consumer goods companies, apparel manufacturers, and retail brand commitments for 2026 and beyond are expected to further increase the demand for rPET.

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

The European Union is advancing a regulatory framework aimed at establishing a circular textile economy. Key measures include a prohibition on the destruction of unsold textiles, which has been enforced in France since 2022 and was officially adopted for EU-wide enforcement starting July 2026, and a mandate for all member states to implement separate textile waste collection systems which took effect January 1, 2025 under the Waste Framework Directive. Extended Producer Responsibility (EPR) requirements were finalized in late 2025, with full operational implementation mandated by April 2028. Further, the Ecodesign for Sustainable Products Regulation (ESPR) is now imposing mandatory design standards focused on durability, recyclability, and minimum recycled content, alongside the introduction of Digital Product Passports for all textile products starting in 2027. In alignment with these developments, leading global brands are increasingly seeking to adopt textile-to-textile recycling technologies, which offer a compliant, closed-loop solution superior to mechanical recycling in both quality retention and scalability.

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

We expect that revenue generation from direct investments in commercial facilities will be driven by two key streams: (i) profits from the operation of commercial facilities, and (ii) royalties paid to Loop for licensing its technology and exclusive responsibility for sales and marketing. We believe these income sources will support long-term financial sustainability and growth.

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

This approach focused on licensing is currently being deployed in our European partnership with Reed Societe Generale Group. The Company sold its first technology license to Reed Societe Generale Group for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of $10.4 million (€10.0 million) with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe to be owned 10% by Loop and 90% by RCE. Loop has the right to increase its ownership in each project developed through Infinite Loop Europe up to 50% subject to a binding funding commitment.

Additionally, we aim to generate income by providing engineering services throughout all phases of project development, construction, and startup for all Infinite Loop™ commercial facilities, supporting efficient project execution and creating a steady revenue stream prior to the startup of the facility.

Loop has entered into engineering services agreements with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.5 million in the year ended February 28, 2026.

We are also in the process of implementing a modular construction strategy, in order to reduce overall capital expenditures and operating expenses, while improving project timelines and ensuring standardized design and quality.  This strategy consists of the manufacture of plant modules in a low-cost country which can then be transported and assembled on site at global locations.  This would provide a more economical scalable approach for global expansion and would potentially provide an additional income stream for Loop as it coordinates the process.

The Company’s ability to move to the next stage of its strategic development, including the construction of manufacturing plants and the commercialization of its technology and products at scale, is dependent on, among other factors, its ability to obtain the necessary financing through a combination of the issuance of equity, project debt, and/or government incentive programs.

Market Development and Strategic Relationship

Offtake Agreement with Nike

In September 2025, we entered into a multi-year offtake agreement with NIKE, Inc. ("Nike"), a global leader in athletic footwear and apparel. Under this agreement and subject to its terms, we will supply agreed minimum volumes of Twist™, our virgin-quality circular polyester resin made exclusively from textile waste, once the Company's planned Infinite Loop™ India Facility becomes operational.

Offtake Agreement with Taro Plast

In September 2025, we entered into an offtake agreement with Taro Plast S.p.A. ("Taro Plast"), an Italy-based manufacturer of engineering plastics and compounds. Under this agreement and subject to its terms, we will supply Taro Plast with agreed volumes of our 100% recycled, virgin-quality Loop™ DMT produced using our proprietary depolymerization technology at our planned Infinite Loop™ facility in India, once the facility becomes operational. This agreement will expand our product offering beyond bottle-grade and fiber-grade PET resin into the specialty polymers market, where Loop™ DMT can be used for automotive and specialty polymer applications. Taro Plast has conducted independent testing confirming the high purity and performance of Loop™ DMT, and is expected to be the first company to integrate Loop™ DMT into their product portfolio.

Strategic Alliance with Shinkong

In August 2025, we announced a strategic alliance with Shinkong Synthetic Fibers Corporation ("Shinkong"), a leader in Taiwan's polyester industry and global leader in sustainable polyester yarn solutions. This partnership combines our textile-to-textile manufacturing technology with Shinkong's polyester fiber spinning capabilities and distribution network. Under this alliance, Shinkong can convert our Twist™ polyester resin into high-performance yarns for their network of over 100 customers worldwide, while we can now offer high-quality circular polyester yarns to customers. This collaboration supports our planned Infinite Loop™ India project by providing additional distribution channels and supply chain options for apparel and textile brands across Asian, European, and North American markets.

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

●	Lower energy usage during depolymerization, and therefore reduced processing cost and lower GHG emissions relative to higher temperature processes;
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

●	Allowing the depolymerization of less costly and low-quality feedstocks, which cannot be effectively recycled today, such as carpet fiber, clothing and mixed plastics, and upcycling them into high-quality PET that can be used in food contact use and high quality textile applications; and
●	The use of low amounts of water and a catalyst at low concentration provides cost and environmental benefits.

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

Also, our technology was validated in March 2023, when Loop and SK Geo Centric ("SKGC") announced the successful completion of the technical due diligence conducted by SKGC. Key parameters of the Infinite Loop™ technology that were validated through SKGC’s comprehensive due diligence include the production yields, operational stability, quality of the output monomers and overall performance of Loop’s Terrebonne Facility. The technical due diligence validated that the PET resin and polyester fiber produced using Loop’s technology are of virgin quality.

As part of our intellectual property and commercialization strategy, we aim to expand the global deployment of the Infinite Loop™ technology through royalty-bearing licensing arrangements, allowing partners to establish and operate manufacturing facilities using our proprietary technology, while we retain full ownership of the underlying intellectual property, including any improvements. As demonstrated by the licensing agreement we entered into in December 2024 for our European joint venture with Reed Societe Generale Group, we plan to structure these arrangements to generate revenue through a combination of upfront fees and/or ongoing royalties, with licensees typically being granted a non-transferable, facility-specific license, and sublicensing permitted only under defined conditions and subject to our oversight. However, specific terms of each arrangement may vary depending on the negotiations in each transaction. This licensing model is a key component of our strategy to scale our technology efficiently and with limited capital investment, as further described under “Commercialization Strategy” in Item 1. Business.

To protect our technology and intellectual property rights, we rely on a combination of patents, trademarks, trade secrets, confidentiality agreements and provisions as well as other contractual provisions to protect our proprietary rights.

The Infinite Loop™ technology portfolio currently consists of six  patent families:

●

One family has four issued U.S. patents, and one pending U.S. application, the last of which is expected to expire in September 2037, not including any patent term extensions. Internationally, this patent family has thirty-five issued or allowed patents in various foreign jurisdictions, such as Europe, Australia, China, Japan, Korea and India, which are expected to expire in September 2038. In addition, there are several pending applications (around twenty-seven) in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire in or around September 2038.

●

An additional aspect of the Infinite Loop™ technology is covered in three issued U.S. patents, all expected to expire in June 2039, not including any patent term extensions. Internationally, this patent family includes twenty-three issued or allowed patents in various foreign jurisdictions, such as Brazil, Australia, South Africa, China, Japan, Korea which are expected to expire in June 2039, and pending applications (around twenty-eight) in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire in or around June 2039.

●

Another aspect of the Infinite Loop™ technology is the subject of two issued U.S. patents, both of which will expire around March 2040, not including any patent term extensions. Internationally, this patent family includes one allowed patent application in Brazil, which is expected to expire in or around March 2040. In addition, there are pending applications (approximately six) in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire in or around March 2040.

●

Another aspect of the Infinite Loop™ technology is the subject of three issued U.S. patents, expected to expire in or around March 2040, not including any patent term extensions. Internationally, this patent family includes twenty-eight issued or allowed patents in various foreign jurisdictions such as Brazil, Australia, South Africa, China, Japan, Korea, India, which are expected to expire in or around March 2040. In addition, there are pending applications (around nineteen) in various foreign jurisdictions. Any patents that issue from these pending applications would be expected to expire in or around March 2040.

●	Another aspect of the technology is the subject of three issued U.S. patents, which are expected to expire in or around July 2035, not including any patent term extensions. Internationally, this patent family includes fifty-three issued or allowed patents in various foreign jurisdictions, which are expected to expire in or around July 2036.
●

We have also filed an international PCT application directed to another aspect of the Infinite Loop™ technology. We plan to file national phase applications in key jurisdictions. Any patents that ultimately issue from this application are expected to expire in or around September 2044, not including any patent term adjustment or extensions.

Loop owns registrations for its trademarks in Cambodia, Canada, China, the European Union, Japan, South Korea, Taiwan, the United Kingdom, Vietnam, and the U.S. Loop also has a pending application in the U.S.

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

As of February 28, 2026, we had 41 employees of which 17 work in research and development, 15 in engineering and operations, and 9 in administrative functions.

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

Since our inception in 2010, we have incurred net losses. Our net loss for the year ended February 28, 2026 was $12.2 million and we have earned limited revenues to date. We have financed our operations primarily through sales of capital stock and incurrence of debt and have devoted substantial efforts to research and development, process engineering, as well as building our team and business partnerships. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter. As of February 28, 2026, management has determined that our existing cash resources, together with amounts available under our undrawn credit facility, will not be sufficient to fund our ongoing operations, obligations and commitments for at least the next twelve months from the issuance date of our audited consolidated financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. Although we believe that our business plan has significant profit potential, there is no assurance that we will attain profitable operations or that management will succeed in realizing our business objectives.

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

We expect to continue incurring operating losses, as our revenues are not yet sufficient to offset the costs of our business operations. While we have generated  $0.5 million in engineering services revenue from our India JV in the year ended February 28, 2026, we may not generate material revenues from licensing or product sales for several years. If we are not able to develop our business as anticipated, the revenues we generate may not be sufficient to support our operations or achieve profitability. There can be no assurance that we will successfully generate sufficient revenues in the future, and failure to do so would prevent us from earning profits or continuing operations.

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

Our technology may not be successful in achieving widespread commercial success at scale.

Our ability to commercialize our technology depends on our ability, and the ability of our collaborators, joint ventures and licensees, to finance, permit, engineer, construct, commission and operate planned commercial facilities, including the planned India JV facility and the first planned European facility to be developed under our licensing arrangement in Europe.  Although we have substantially completed the development of our core technology and have operated our Terrebonne, Québec depolymerization facility for five years demonstrating the effectiveness of our technology, the Terrebonne Facility is a small-scale plant with limited production capacity used principally for research and development, training and customer marketing purposes, and we have not yet tested our technology at the scale and cost structure required for large commercial use.

Our technology may never achieve widespread commercial success for, among others, any of the following reasons:

●

We may not be able to secure sufficient funding to construct and operate planned commercial manufacturing facilities, or to fund our ongoing operational needs pending the commencement of commercial operations;

●	We or our collaborators may be unable to obtain the required permits and regulatory approvals necessary for the construction and operation of our planned commercial facilities or for other commercialization activities, or the process for obtaining such permits and approvals may be delayed, including as a result of changes in applicable laws and regulations;
●	Competitors may launch competing or more effective technology;
●	Our technology may not achieve broad market adoption or sustained commercial success;
●	Current and future collaborators may be unable to fully develop and commercialize products containing our technology or may decide, for whatever reason, not to commercialize such products; and
●	We may be unable to secure adequate patent protection in the necessary jurisdictions.

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

We are currently advancing a joint venture with Ester to construct the Infinite Loop™ India manufacturing facility, which is expected to produce approximately 70,000 tons per year of Loop branded PET resin and polyester fiber. This project is in the early stages of development, and there can be no assurance when commercial operations will begin. The total initial funding requirement is estimated at approximately $165 to $170 million and is expected to be financed through a combination of debt and equity capital. The success of the facility depends on a number of factors, many of which are outside of our control.

Risks related to this joint venture and facility construction include, but are not limited to:

●	Delays in securing required permits, land use approvals, or regulatory clearances in India;
●	Increases in construction costs or supply chain disruptions that could affect budget and timeline;
●	Inability to raise sufficient debt or equity capital on acceptable terms or within the expected timeframe;
●	Engineering or technical challenges during construction or commissioning;
●	Risks associated with political, regulatory, or economic changes in India that could impact construction or operations;
●	Potential misalignment between joint venture partners on key strategic or operational decisions; and
●	Failure to achieve expected operating efficiencies or projected economic returns.

Additionally, several of our key commercial agreements and strategic alliances, including the offtake agreements with Nike and Taro Plast and strategic alliances with Shinkong and Hyosung TNC, are conditioned upon, or otherwise dependent on, the successful construction and operation of the Infinite Loop™ India facility. If the facility is not completed, is significantly delayed, or fails to achieve the required production volumes or product quality specifications, we may be unable to realize the anticipated benefits under these agreements, which could result in their termination or renegotiation, damage our relationships with key customers and strategic partners, and adversely affect our ability to generate revenues and execute our commercialization strategy.

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

The demand for rPET has historically fluctuated with the price of crude oil. Recent volatility in global financial markets and in oil prices have increased uncertainty in the pricing dynamics of the plastics industry.  If crude oil prices decline, the cost to manufacture rPET may become comparatively higher than the cost to manufacture virgin alternatives. This could reduce demand for recycled alternatives if customers prioritize cost over sustainability. Our ability to penetrate the market will depend in part on the cost of manufacturing of our products, and if we do not successfully distinguish our products from those of virgin manufacturers our entry into the market and our ability to secure customer contracts can be adversely affected.

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

We currently have several financing arrangements in place that contain restrictions and potential cash obligations. For example, our Series B CPS issued to an affiliate of Reed carries voting rights and a 13% cumulative annual PIK dividend, and is redeemable by the holder on the fifth anniversary of issuance. Additionally, we have a $2.6 million (CDN $3.5 million) secured credit facility with a Canadian bank, which is secured by the Company’s Terrebonne, Québec property. As of February 28, 2026, we have a loan from Investissement Quebec with an outstanding balance of $3.0 million (CDN $4.1 million).  These existing and potential obligations, together with any new financings we may pursue, could impact our future liquidity and operational flexibility.

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

●	future issuances and/or sales of our securities;
●	announcements or the absence of announcements by us, or our competitors, regarding collaborations, new products, significant contracts, commercial relationships or capital commitments;
●	commencement of, or involvement in, litigation or investigations;
●	any major change in our Board of Directors or management;
●	changes in governmental regulations or in the status of our regulatory approvals;
●	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;
●	a lack of, or negative security analyst coverage;
●	uncertainty regarding our ability to secure additional cash resources with which to operate our business;
●	short-selling or similar activities by third parties;
●	limited trading liquidity in our shares and any short positions held; and
●	other factors described elsewhere in these Risk Factors.

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

As at May 26, 2026, Mr. Daniel Solomita, our President and Chief Executive Officer, Chairman of the Board of Directors, and controlling stockholder, beneficially owns 20,015,516 shares of common stock, or 41.4% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the total number of outstanding shares of our common stock on February 12, 2016 (as adjusted for any stock splits and stock dividends effected after February 12, 2016), assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of our common stock is diluted to a level below a majority. Currently, Mr. Solomita’s beneficial ownership of 20,015,516 shares of common stock and one share of Series A Preferred Stock provides him with 76.0% of the voting control of the Company.

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

We currently have an effective shelf registration statement on Form S-3 (File No. 333-281883), declared effective by the SEC on September 10, 2024, which allows us to offer and sell up to $175.0 million in any combination of debt securities, common stock, preferred stock, depositary shares, warrants, subscription rights, and units. In addition, on July 3, 2025, we entered into an At the Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Roth, acting as sales agent or principal, in transactions that may be deemed to be “at-the-market” offerings under Rule 415 promulgated under the Securities Act (the “ATM Equity Offering”. As of February 28, 2026, the Company had sold 510,435 shares of common stock under the Sales Agreement, and as of May 26, 2026, the Company had approximately $14.1 million of capacity remaining under the ATM Equity Offering.

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

Holders

As at May 26, 2026, there were 48,380,371 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion of all of our currently outstanding Series A Preferred Stock or Series B CPS) held by approximately 42 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2026.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and any forward-looking statements should be read in conjunction with the “Cautionary Statements Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and the Risk Factors section included in Part I, Item 1A of this Annual Report on Form 10K .

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

As the initial phase of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we constructed and have successfully operated our Terrebonne Facility for the past five years, demonstrating the effectiveness of our technology and supplying Loop PET resin and polyester fiber to customers. The facility has also been used for research and development activities.

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

This approach focused on licensing is currently being deployed in our European partnership with Reed Societe Generale Group. The Company sold its first technology license to Reed Societe Generale Group for one Infinite Loop™ manufacturing facility in Europe for an initial down payment of $10.4 million (€10.0 million) with additional milestone payments to be received by Loop as the project advances. Infinite Loop Europe was formed with the purpose of developing Infinite Loop™ manufacturing facilities in Europe to be owned 10% by Loop and 90% by Reed Societe Generale Group.

Additionally, we aim to generate income by providing engineering services throughout all phases of project development, construction, and startup for all Infinite Loop™ commercial facilities, supporting efficient project execution and creating a revenue stream prior to the startup of the facility.

Loop has entered into engineering services agreements with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.5 million in the year ended February 28, 2026.

We are also in the process of implementing a modular construction strategy, in order to reduce overall capital expenditures and operating expenses, while improving project timelines and ensuring standardized design and quality, and providing a scalable solution for global expansion. This strategy envisages the manufacture of plant modules in a low-cost country to be transported and assembled on site at global locations, and would potentially provide an additional income stream alongside returns from owned facilities and royalties.

The Company’s ability to move to the next stage of its strategic development, including the construction of manufacturing plants and the commercialization of its technology and products at scale, is dependent on, among other factors, its ability to obtain the necessary financing through a combination of the issuance of equity, project debt, and/or government incentive programs.

Additionally, for a detailed description of our joint venture with Ester and our agreements with Reed Societe Generale Group, see the sections “Overview – Joint Venture with Ester” and “ – Agreements with Reed Societe Generale Group” above under Item 1. Business.

RESULTS OF OPERATIONS

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Fourth Quarter Ended February 28, 2026

The following table summarizes our operating results for the three-month periods ended February 28, 2026 and February 28, 2025, in thousands of U.S. Dollars.

	Three months ended
	February 28,	February 28,	Change
	2026	2025(1)	favorable / (unfavorable)
Revenues
Technology licensing	$-	$10,395	$(10,395)
Products	-	46	(46)
Services	176	368	(192)
Total revenues	176	10,809	(10,633)

Cost of services
Cost of services	191	218	27
Total cost of services	191	218	27

Expenses
Research and development
Employee compensation	103	468	365
Stock-based compensation	64	104	40
Plant and laboratory operating expenses	274	193	(81)
External engineering	24	113	89
Machinery and equipment expenditures	-	20	20
Other	15	190	175
Total research and development	480	1,088	608

General and administrative
Professional fees	382	570	188
Employee compensation	105	148	43
Stock-based compensation	418	185	(233)
Insurance	302	450	148
Other	179	221	42
Total general and administrative	1,386	1,574	188
Depreciation and amortization	94	126	32
Total expenses	1,960	2,788	828

Loss on equity method investment	353	687	334
Interest and other financial expenses	430	329	(101)
Interest income	(24)	(83)	(59)
Foreign exchange gain	(31)	(12)	19
Total other loss	728	921	193
Net (loss) income	$(2,703)	$6,882	$(9,585)

(1) Certain comparative figures have been reclassified to conform to the current year presentation, including the introduction of a cost of services line item causing reclassifications out of research and development employee compensation and external engineering expenses. These reclassifications had no impact on the previously reported net loss and comprehensive loss.

Revenues

Revenues for the three-month period ended February 28, 2026 decreased $10,633 to $176 as compared to $10,809 for the same period in 2025. The revenues for the three-month period ended February 28, 2026 resulted from $176 in engineering fees. The revenues of $10,809 for the three-month period ended February 28, 2025 resulted from royalty from Reed Societe Generale Group, engineering fees and sales of Loop™ PET resin.

Cost of Services

Cost of Services for the three-month period ended February 28, 2026 decreased $27 to $191 compared to $218 for the same period in 2025.

Research and Development

Research and development expenses for the three-month period ended February 28, 2026 decreased $608 to $480, as compared to $1,088 for the same period in 2025. The decrease was primarily attributable to a $365 decrease in employee compensation expenses, a $175 decrease in other, mainly legal fees, and an $89 decrease in external engineering.

General and administrative expenses

General and administrative expenses for the three-month period ended February 28, 2026 decreased $188 to $1,386, as compared to $1,574 for the same period in 2025. The decrease was primarily attributable to a decrease of $188 in professional fees, mainly legal fees, a decrease of $148 in insurance expenses, offset by an increase of $233 in stock-based compensation.

Loss on equity accounted investment

Loss on equity accounted investment decreased by $334 for the three-month period ended February 28, 2026. This loss relates to the Company’s 50% portion of the loss incurred by the India JV for the three-month period ended February 28, 2026, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Net Loss

Net income for the three-month period ended February 28, 2026 decreased $9,585 to a loss of $2,703 in the period, as compared to a net income of $6,882 for the same period in 2025. The decrease was primarily due to the decrease of $10,633 in revenues, which was partially offset by the decrease of $608 in research and development expenses, the decrease of $188 in general and administrative expenses and the decrease of $334 in loss on equity accounted investment.

Fiscal Year Ended February 28, 2026

The following table summarizes our operating results for the years ended February 28, 2026 and February 28, 2025, in thousands of U.S. Dollars.

	Years ended
	February 28,	February 28,	Change
	2026	2025(1)	favorable / (unfavorable)
Revenues
Technology licensing	$-	$10,395	$(10,395)
Products	8	126	$(118)
Services	506	368	138
Total revenues	514	10,889	(10,375)

Cost of services
Cost of services	381	218	(163)
Total cost of services	381	218	(163)

Expenses
Research and development
Employee compensation	1,877	3,115	1,238
Stock-based compensation	490	471	(19)
Plant and laboratory operating expenses	836	870	34
External engineering	96	1,477	1,381
Machinery and equipment expenditures	2	64	62
Other	171	649	478
Total research and development	3,472	6,646	3,174

General and administrative
Professional fees	1,512	3,428	1,916
Employee compensation	1,516	1,942	426
Stock-based compensation	963	881	(82)
Insurance	1,604	1,871	267
Other	810	1,106	296
Total general and administrative	6,405	9,228	2,823
Impairment of equipment	-	8,460	8,460
Depreciation and amortization	384	524	140
Total expenses	10,261	24,858	14,597

Loss on equity method investment	763	687	(76)
Interest and other financial expenses	1,703	618	(1,085)
Interest income	(236)	(238)	(2)
Foreign exchange gain	(59)	(197)	(138)
Total other loss	2,171	870	(1,301)
Net loss	$(12,299)	$(15,057)	$2,758

(1) Certain comparative figures have been reclassified to conform to the current year presentation, including the introduction of a cost of services line item causing reclassifications out of research and development employee compensation and external engineering expenses. These reclassifications had no impact on the previously reported net loss and comprehensive loss.

Revenues

Revenues for the year ended February 28, 2026 decreased $10,375 to $514, as compared to $10,889 for the same period in 2025. The revenues for the year ended February 28, 2026 resulted from $506 in engineering fees and $8 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility. The revenues of $10,889 for the year ended February 28, 2025 resulted from $10,395 in licensing revenue from the up-front royalty received from Reed Societe Generale Group, $368 in engineering fees and $126 from sales of Loop™ PET resin produced using monomers manufactured at the Terrebonne Facility .

Cost of Services

Cost of Services for the year ended February 28, 2026 increased by $163 to $381 compared to $218 for the same period in 2025.

Research and Development

Research and development expenses for the year ended February 28, 2026 decreased by $3,174 to $3,472, as compared to $6,646 for the same period in 2025 . The decrease was primarily attributable to a $1,381 decrease in external engineering expenses, a $1,238 decrease in employee compensation expenses and a $478 decrease in other, mainly legal fees.

General and administrative expenses

General and administrative expenses for the year ended February 28, 2026 decreased $2,823 to $6,405, as compared to $9,228 for the same period in 2025. The decrease was primarily attributable to a $1,916 decrease in legal fees, a decrease of $426 in employee compensation expenses, a decrease of $296 in other expenses and a decrease of $267 in insurance expenses.

Impairment of equipment

Impairment of equipment expense decreased by $8,460 for the year ended February 28, 2026. The impairment was fully recognized in the year ended February 28, 2025 and the agreement with the joint venture between the Company and SKGC was terminated. There are no future plans to construct and operate an Infinite Loop™ manufacturing facility in Ulsan, South Korea. As a result, there is no impairment to be recognized in the year ending February 28, 2026.

Loss on equity accounted investment

Loss on equity accounted investment increased by $76 for the year ended February 28, 2026. This loss relates to the Company’s 50% portion of the loss incurred by the India JV for the year ended February 28, 2026, during which the India JV incurred preliminary project costs for the planned Infinite Loop™ facility in India, which are mainly engineering fees.

Net Loss

The net loss for the year ended February 28, 2026 decreased $2,758 to $12,299, as compared to $15,057 for the same period in 2025. The decrease was primarily due to $8,460 decrease in impairment of equipment, the $3,174 decrease in research and development expenses, the $2,823 decrease in general and administrative expenses, which were offset by a $10,375 decrease in revenue and by $1,085 increase in interest and other financial expenses.

LIQUIDITY AND CAPITAL RESOURCES

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, twelve months from the date of issuance of the consolidated financial statements.

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and a net capital deficiency. Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the consolidated financial statement issuance date. In preparing this going concern assessment in accordance with US GAAP, the Company included cash flows that meet the 'probable' threshold under ASC 205-40 in its going concern evaluation and has excluded forecasted cash flows that lack substantive support or binding commitments.

Management has determined that cash and cash equivalents on hand as of February 28, 2026 of $2,356, together with the $2,566 available under its undrawn credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from consolidated financial statements issuance date. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

The Company’s ability to continue as a going concern and execute upon management's plans to move to the next stage of its strategic development is dependent on, among other factors, whether the Company can obtain the necessary financing through a combination of the issuance of debt and/or equity, technology licensing and engineering services arrangements, and/or financing from government incentive programs. In particular, the Company will require capital sufficient to fund its equity contributions to the India JV for the construction of the planned Infinite Loop™ facility in India, as well as its ongoing cash requirements until Loop begins receiving returns from the India JV. While the Company is actively engaged in financing discussions, there is no assurance that the Company will be successful in attracting additional funding on terms acceptable to the Company. Failure to secure additional financing on acceptable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

At-The-Market Offering

On July 3, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Sales Agent”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.0001 per share having an aggregate offering price of up to $15.0 million through the Sales Agent, acting as its agent, or directly to the Sales Agent, acting as principal (the “ATM Equity Offering”).

As of February 28, 2026, the Company had sold 510,435 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $917 and net proceeds of approximately $889, after deducting sales agent commissions and other offering expenses. As of February 28, 2026, the Company had approximately $14.1 million of capacity remaining under the ATM Equity Offering.

Investissement Québec financing facility

We have a long-term debt obligation to Investissement Québec in connection with a financing facility (the “Financing Facility”) for the expansion of the Terrebonne Facility up to a maximum of $3,390. We received the first disbursement in the amount of $1,628 on February 21, 2020 and the second disbursement in the amount of $1,762 on August 26, 2021. The loan can be repaid at any time by us without penalty. The loan’s interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments as of the first disbursement date. Under the original terms of the Financing Facility, at the end of the 36-month moratorium, capital and interest was repayable in 84 monthly installments. There is no remaining amount available for disbursement under the Financing Facility.

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 (CDN $50) of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2025, with the remainder of the principal amount being repayable in 72 monthly installments.

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $74 (CDN $100) of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2026, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

On February 5, 2025, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Third Financing Facility Amendment”). As per the Third Financing Facility Amendment, total annual principal repayments in monthly installments are of $275 for the fiscal year ending February 28, 2026 and $605 for the fiscal year ending February 28, 2027, with the remainder of the principal amount being repayable in 24 monthly installments. Pursuant to the Third Financing Facility Amendment the interest rate of the Financing Facility was increased from 3.36% to 4.36%.

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

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,566 (CDN $3,500) in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%. As at February 28, 2026, the $2,566 Credit Facility was available and undrawn.

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

Exchange rate hedging

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

The following table summarizes the exchange rates used:

	February 28,	February 28,
	2026	2025
Period end Canadian $: US Dollar exchange rate	$0.73	$0.69
Average period Canadian $: US Dollar exchange rate	$0.72	$0.72

Expenditures are translated at the average exchange rate for the period presented.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the years ended February 28, 2026, and February 28, 2025 in U.S. dollars was as follows:

	February 28,	February 28,
	2026	2025
Net cash used in operating activities	$(10,110)	$(2,121)
Net cash used in investing activities	(1,171)	(2,036)
Net cash provided by used in financing activities	678	10,318
Effect of exchange rate changes on cash	(14)	(146)
Net change in cash	$(10,617)	$6,015

Net Cash Used in Operating Activities

During the year ended February 28, 2026, we used $10,110 in operations compared to $2,121 during the year ended February 28, 2026. As discussed above in the Results of Operations, the increase was mainly due to decreased revenues, offset by a decrease in operating expenses in addition to decreased general and administrative expenses.

Net Cash Used in Investing Activities

During the year ended February 28, 2026, we used $1,171 in investing activities compared to $2,036 during the year ended February 28, 2025. During the year ended February 28, 2026, we invested $960 in our joint venture in India. During the year ended February 28, 2025, cash was used for our joint venture in India was $1,954 and we received a distribution of $368 from the joint venture with Indorama.

During the year ended February 28, 2026, we made investments in intangible assets of $211, as compared to $450 during the year ended February 28, 2025, particularly to file patents for the Infinite Loop™ technology in the United States and around the world.

Net Cash Used in Financing Activities

During the year ended February 28, 2026, we received cash proceeds of $889 for the sale of shares under the ATM Equity Offering as compared to $10,395 for the sale and issuance of Series B CPS which we received in the year ended February 28, 2025.

In the year ended February 28, 2026, we made repayments of long-term debt of $275 as compared to $77 in the year ended February 28, 2025.

OUTLOOK

In connection with the upcoming fiscal year ending February 28, 2027, we intend to continue to execute our corporate strategy. We believe we must execute on several areas of our operational strategic plan, namely:

●

Continuing to drive the commercialization of our Infinite Loop™ Technology. This entails the continuation of executing partnerships and/or commercial agreements with customers, including multi-year offtake agreements for the planned commercial facilities;

●	Continuing to identify and secure feedstock to ensure planned commercial facilities can operate continuously and efficiently;
●	Executing on the project plan for the planned Infinite Loop™ manufacturing facility in India;
●	Securing financing to fund our operations, including our planned commercial projects and continued growth;
●	Identifying and pursuing additional strategic partners and regions for Infinite Loop™ projects;
●	Protecting our intellectual property; and
●	Limiting expenses for our current operations at our head office and facilities in Terrebonne, Québec to optimize our liquidity position.

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

Going Concern Assessment

Since its inception, the Company has been in the pre-commercialization stage with its ongoing operations and commercialization plans financed primarily by raising equity. The Company has incurred net losses and negative cash flow from operating and investing activities since its inception and expects to incur additional net losses while it continues to advance its commercialization efforts. As at February 28, 2026, the Company had cash and cash equivalents of $2,356, together with the $2,566 available under its undrawn credit facility.

Management continuously monitors the Company’s cash resources against its short-term cash commitments to ensure there is sufficient liquidity to fund its costs for at least twelve months from the consolidated financial statements issuance date. It evaluates the Company’s liquidity to determine if there is substantial doubt about its ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flow requirements of the Company based on budgets and forecasts, which includes developing assumptions related to: (i) the estimation of amount and timing of future cash outflows and inflows, and (ii) determining what future expenditures are committed and what could be considered discretionary. Based on this assessment, management believes that current available liquidity will not be sufficient to meet the Company’s obligations, commitments and budgeted expenditures for at least twelve months from the issuance date of the consolidated financial statements. Failure to secure additional financing on acceptable terms when it becomes required would have an adverse effect on the Company’s financial position and on its ability to execute its business plan.

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

The consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

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

When a reasonable estimate can be made, the Company measures progress toward complete satisfaction of the performance obligation using an input method based on the ratio of costs incurred to date to the total estimated costs to complete the engineering scope (a "cost-to-cost" measure of progress). Costs incurred consist primarily of internal engineering labor (including related employee compensation), subcontracted external engineering costs where applicable, and directly attributable expenses. Management believes that costs incurred faithfully depict the Company's performance in transferring control of the services to the customer. If circumstances exist whereby the Company cannot reasonably determine its progress towards satisfaction of the performance obligation, revenue is recognized over time as the work is performed, but only to the extent of costs incurred if the Company expects to at least recover those costs.

The application of this policy requires significant management judgment, principally in estimating total costs to complete the engineering scope. Key assumptions include the scope, schedule and hours of internal engineering effort required to complete the work and the cost of subcontracted external engineering services where applicable. Estimates are reviewed at each reporting date; changes in estimates are accounted for on a cumulative catch-up basis in the period identified, with the effect on current-period revenue and contract balances disclosed if material. Amounts invoiced or received in advance of performance are recorded as contract liabilities (presented as "Unearned revenue" on the Consolidated Balance Sheet), and amounts earned in advance of the right to invoice are recorded as contract assets.

As at February 28, 2026, the only open contract was the second engineering services agreement with the India JV. The India JV is in a pre-commercial development phase, the estimation of total costs to complete is inherently subject to heightened uncertainty, including uncertainty regarding the timing and cost of the engineering scope, potential changes in project scope, and the possibility of contract modifications as the India JV advances its financing and development plans. As such, the Company has only recognized revenue to the extent of costs incurred, as it believes these costs to be recoverable. Changes in these estimates in future periods could result in material adjustments to the consolidated financial statements.

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

Convertible preferred stock is classified as a liability when it contains features such as mandatory redemption provisions or holder-initiated redemption rights that are outside the Company’s control. These features create an obligation that may require settlement in cash or other financial assets, regardless of whether the instrument ultimately converts into equity securities. Instruments classified as liabilities are initially recorded at fair value, net of issuance costs, and subsequently measured at amortized cost using the effective interest method. Periodic accretion of the carrying value, including the impact of any fixed PIK dividends, is recognized as interest expense in the consolidated statements of operations.

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

Recoverability of equity method investments

The Company holds an equity method investment in its 50/50 joint venture with Ester Industries Ltd. (the "India JV"), which is developing an Infinite Loop™ manufacturing facility in Gujarat, India. As at February 28, 2026, the carrying amount of the Company's equity method investment was $1,465 (February 28, 2025 – $1,281).

In accordance with ASC 323, the Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and that a decline in value below carrying amount may be other-than-temporary. The unit of account is the carrying value of the investment as a whole.

At each reporting date, management performs a qualitative assessment of whether one or more triggering events have occurred. Indicators of potential impairment may include, but are not limited to, a significant adverse change in the economic, industry, regulatory, or technological environment in which the investee operates, including changes that may impair the investee's future earnings potential.

Based on the assessment performed, management concluded that no triggering events had occurred during the year and, accordingly, no impairment charge was recorded during the year ended February 28, 2026.

The assumptions underlying this assessment are inherently subjective and are specific to the development status of the India JV. Key sources of uncertainty include the India JV's ability to obtain equity and project debt financing on acceptable terms in support of the approximately $165 to $170 million estimated investment cost for the facility, the continued support and financial condition of the JV partners. Adverse developments in any of these areas, or a change in the Company's intent or ability to hold the investment through to its start-up, could result in the recognition of an impairment loss in future periods that could be material to the Company's results of operations and financial position.

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

February 28, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Loop Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loop Industries, Inc. and its subsidiaries (the Company) as of February 28, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ (deficit) equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred net losses, negative cash flows from operating activities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the Critical Audit Matters section of our report.

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

Going Concern Assessment

As described in note 1 to the consolidated financial statements, the Company’s consolidated financial statements have been prepared on a going concern basis. For the year ended February 28, 2026, the Company incurred a net loss of $12.3 million and net cash flows used in operating activities was $10.1 million. As of February 28, 2026, the Company’s available liquidity was $5.0 million, consisting of cash and cash equivalents of $2.4 million and an undrawn senior loan facility from a Canadian bank of $2.6 million. Management estimates that the Company’s available liquidity will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the consolidated financial statements issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In preparing this going concern assessment, management applies significant judgment in estimating future cash flows of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. This matter is also described in the Substantial Doubt About the Company’s Ability to Continue as a Going Concern section of our report.

The principal considerations for our determination that performing procedures relating to the going concern assessment is a critical audit matter are the significant judgment made by management in estimating the future cash flows of the Company based on budgets and forecasts, which includes developing assumptions related to the estimation of amount and timing of future cash outflows and inflows. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimation of amount and timing of future cash outflows and inflows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating management’s assessment of whether the Company has sufficient liquidity for the next twelve months from the consolidated financial statements issuance date. This included (i) testing the completeness and accuracy of the underlying data used in management’s going concern assessment; and (ii) evaluating the reasonableness of management’s assumptions related to the estimation of the amount and timing of future cash outflows and inflows. The evaluation of these assumptions considered (i) management’s historical accuracy in forecasting cash flows and setting budgets; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Additionally, these procedures included evaluating the sufficiency of the Company’s going concern disclosure.

/s/PricewaterhouseCoopers LLP

Montréal, Canada

May 27, 2026

We have served as the Company’s auditor since 2017.

Loop Industries, Inc.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except per share data)	As at
	February 28,	February 28,
	2026	2025

Assets
Current assets
Cash and cash equivalents	$2,356	$12,973
Accounts receivable (Note 3)	755	639
Inventories (Note 4)	-	82
Prepaid expenses (Note 5)	495	158
Total current assets	3,606	13,852
Equity method investments (Note 11)	1,478	1,281
Property, plant and equipment, net (Note 6)	1,699	1,737
Intangible assets, net (Note 7)	1,776	1,708
Total assets	$8,559	$18,578

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$1,916	$3,545
Unearned revenue (Note 16)	234	102
Current portion of long-term debt (Note 13)	605	312
Total current liabilities	2,755	3,959
Due to customer (Note 10)	900	832
Series B Convertible Preferred stock (Note 12)	12,054	10,647
Long-term debt (Note 13)	2,430	2,773
Total liabilities	18,139	18,211

Stockholders' (Deficit) Equity
Common stock par value $0.0001; 250,000,000 shares authorized; 48,337,555 shares issued and outstanding (2025 – 47,620,263) (Note 15)	5	5
Additional paid-in capital	195,934	193,529
Accumulated deficit	(204,326)	(192,027)
Accumulated other comprehensive loss	(1,193)	(1,140)
Total stockholders' (deficit) equity	(9,580)	367
Total liabilities and stockholders' (deficit) equity	$8,559	$18,578

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands of U.S. dollars, except for share data)	Years Ended
	February 28,	February 28,
	2026	2025
Revenues:
Technology licensing	$-	$10,395
Products	8	126
Services	506	368
Total revenues	514	10,889

Cost of Services
Cost of Services	381	218
Total Cost of Services	381	218

Expenses:
Research and development (Note 17)	3,472	6,646
General and administrative (Note 18)	6,405	9,228
Impairment of equipment (Note 6)	-	8,460
Depreciation and amortization (Notes 6 and 7)	384	524
Total expenses	10,261	24,858

Other loss:
Loss on equity method investment (Note 11)	763	687
Interest and other financial expenses (income) (Note 21)	1,703	618
Interest income	(236)	(238)
Foreign exchange gain	(59)	(197)
Total other loss	2,171	870
Net loss	(12,299)	(15,057)

Other comprehensive loss
Foreign currency translation adjustment	(53)	(70)
Comprehensive loss	$(12,352)	$(15,127)
Net loss per share
Basic and diluted	$(0.26)	$(0.32)
Weighted average common shares outstanding
Basic and diluted	47,960,970	47,587,038

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended February 28, 2026 and February 28, 2025

(in United States dollars)

(in thousands of U.S. dollars, except for share data)	Year ended February 28, 2026

	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	(Deficit) Equity

Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367
Issuance of shares upon the settlement of restricted stock units (Notes 15 and 19)	126,857	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Note 15)	80,000	-	-	-	64	-	-	-	64
Issuance of common stock under ATM Equity Offering (Note 15)	510,435	-	-	-	917	-	-	-	917
Stock options issued for services (Note 19)	-	-	-	-	1,159	-	-	-	1,159
Restricted stock units issued for services (Note 19)	-	-	-	-	294	-	-	-	294
Share issuance costs	-	-	-	-	(29)	-	-	-	(29)
Foreign currency translation	-	-	-	-	-	-	-	(53)	(53)
Net loss	-	-	-	-	-	-	(12,299)	-	(12,299)
Balance, February 28, 2026	48,337,555	$5	1	$-	$195,934	$-	$(204,326)	$(1,193)	$(9,580)

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended February 28, 2026 and February 28, 2025 (continued)

(in United States dollars)

(in thousands of U.S. dollars, except for share data)	Year ended February 28, 2025

	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital -	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	(Deficit) Equity

Balance, February 29, 2024	47,528,908	$5	1	$-	$171,792	$20,385	$(176,970)	$(1,070)	$14,142
Issuance of shares upon the settlement of restricted stock units (Notes 15 and 19)	91,355	-	-	-	-	-	-	-	-
Expiration of warrants	-	-	-	-	20,385	(20,385)	-	-	-
Stock options issued for services (Note 19)	-	-	-	-	555	-	-	-	555
Restricted stock units issued for services (Note 19)	-	-	-	-	797	-	-	-	797
Foreign currency translation	-	-	-	-	-	-	-	(70)	(70)
Net loss	-	-	-	-	-	-	(15,057)	-	(15,057)
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

Consolidated Statements of Cash Flows

(in United States dollars)

(in thousands of U.S. dollars)	February 28,	February 28,
	2026	2025
Cash Flows used in Operating Activities
Net loss	$(12,299)	$(15,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 6 and 7)	384	524
Stock-based compensation (Note 19)	1,453	1,352
Impairment of machinery & equipment (Note 6)	-	8,460
Write-down of inventory (Note 4)	130	-
Accrued interest and other financing costs (Note 21)	1,520	359
Loss on equity method investments (Note 11)	763	687
Changes in operating assets and liabilities:
Accounts receivable and other (Note 3)	(78)	(322)
Inventories (Note 4)	(44)	14
Prepaid expenses (Note 5)	(328)	410
Accounts payable and accrued liabilities (Note 9)	(1,743)	1,350
Unearned revenue (Note 16)	132	102
Net cash used in operating activities	(10,110)	(2,121)

Cash Flows used in Investing Activities
Distribution from equity investment (Note 11)	-	368
Contributions to equity method investments (Note 11)	(960)	(1,954)
Additions to intangible assets (Note 7)	(211)	(450)
Net cash used in investing activities	(1,171)	(2,036)

Cash Flows used in Financing Activities
Proceeds from issuance of series B Convertible Preferred stock (Note 12)	-	10,395
Proceeds from exercise of stock options (Note 15)	64	-
Proceeds from ATM equity offering, net of issuance costs (Note 15)	889	-
Repayment of long-term debt (Note 13)	(275)	(77)
Net cash provided by financing activities	678	10,318

Effect of exchange rate changes	(14)	(146)
Net change in cash and cash equivalents	(10,617)	6,015
Cash and cash equivalents, beginning of year	12,973	6,958
Cash and cash equivalents, end of year	$2,356	$12,973

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$183	$257
Interest received	$236	$307

Going Concern (Note 1)

See accompanying notes to the consolidated financial statements.

Loop Industries, Inc.

February 28, 2026 and February 28, 2025

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

Basis of presentation

These audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method. The Company also owns a 50% interest in a joint venture, Ester Loop Infinite Technologies Private Limited ("India JV"), which is accounted for under the equity method. The Company owns a 10% equity interest in Infinite Loop Europe SAS ("Infinite Loop Europe"), accounted for under the equity method, over which it has significant influence but not joint control; the remaining 90% is owned by Reed Circular Economy ("RCE").

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

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and a net capital deficiency. Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the consolidated financial statement issuance date. In preparing this going concern assessment in accordance with US GAAP, the Company included cash flows that meet the 'probable' threshold under ASC 205-40 in its going concern evaluation and has excluded forecasted cash flows that lack substantive support or binding commitments.

Management has determined that current cash and cash equivalents on hand of $2,356, together with the $2,566 available under its undrawn credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the consolidated financial statements issuance date. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

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

When a reasonable estimate can be made, the Company measures progress toward complete satisfaction of the performance obligation using an input method based on the ratio of costs incurred to date to the total estimated costs to complete the engineering scope (a "cost-to-cost" measure of progress). Costs incurred consist primarily of internal engineering labor (including related employee compensation), subcontracted external engineering costs where applicable, and directly attributable expenses. Management believes that costs incurred faithfully depict the Company's performance in transferring control of the services to the customer. If circumstances exist whereby the Company cannot reasonably determine its progress towards satisfaction of the performance obligation, revenue is recognized over time as the work is performed, but only to the extent of costs incurred if the Company expects to at least recover those costs. Amounts invoiced in advance of performance are recorded as contract liabilities (presented as "Unearned revenue" on the Consolidated Balance Sheet), and amounts earned in advance of the right to invoice are recorded as contract assets.

Cost of services

Cost of services are costs that are directly related to providing the service that generates service revenue. Costs include internal engineering labor (including related employee compensation), subcontracted external engineering costs where applicable, and directly attributable expenses required to deliver the service.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include the going concern assessment, estimates for depreciable lives and recoverability of property, plant and equipment, intangible assets and equity method investments, assumptions made in the classification of convertible preferred securities, assumptions made in the revenue recognition for licensing and engineering service contracts, assumptions made in calculating the fair value of stock-based compensation and other equity instruments, and the assessment of performance conditions for stock-based compensation awards.

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

The fair value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

Research and development expenses

Research and development costs are charged to expense as they are incurred. Research and development expenses relate primarily to process development and design, customer trials and characterization studies, testing of pre-production samples, machinery and equipment expenditures for use in Terrebonne Facility, compensation, and consulting and engineering fees. Research and development costs are presented net of related tax credits and government grants.

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

Foreign currency translations and transactions

The accompanying consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. Assets and liabilities of subsidiaries that have a functional currency other than that of the Company are translated to U.S. dollars at the exchange rate as at the balance sheet date. Income and expenses are translated at the average exchange rate of the period. The resulting translation adjustments are included in other comprehensive loss (“OCI”). The Company currently is not engaged in any currency hedging activities.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated amortization and impairment, and are amortized over their estimated useful lives at the time they are put to use, unless the useful life is indefinite, using the straight-line method over the following periods:

Building (years)	30
Land	Indefinite
Office equipment and furniture (years)	8
Building and land improvements (years)	5 - 10

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

Intangible assets

The Company’s intangible assets consist primarily of patent rights, recorded at cost, net of accumulated amortization and impairment, and are amortized using the straight-line method over 7 years.

The Company evaluates finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset group might not be recoverable. The Company evaluates recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures an impairment loss as the amount by which the carrying amount exceeds the asset group’s estimated fair value.

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

For the years ended February 28, 2026 and February 28, 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at February 28, 2026, the potentially dilutive securities consisted of  6,243,138 outstanding stock options (2025 – 2,771,216), 4,261,512 outstanding restricted stock units (2025 – 4,466,958).

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation, including the introduction of a cost of services line item within the Consolidated Statements of Operations and Comprehensive Loss causing reclassifications out of research and development employee compensation and external engineering expenses. These reclassifications had no impact on the previously reported net loss and comprehensive loss.

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The updated standard is effective for year ended February 28, 2026. The adoption of this updated standard for the year ended February 28, 2026 has been reflected within Note 22.

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05, Joint Venture Formations, which requires joint ventures to apply a new basis of accounting by measuring assets and liabilities at fair value upon formation. The amendments address diversity in practice by establishing requirements for recognition and measurement of net assets and liabilities on the formation date. The updated standard is effective for year ended February 28, 2026. The adoption of this updated standard for the year ended February 28, 2026 did not have an impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for settlements of convertible debt instruments that occur on terms different from the original contractual conversion terms. The amendments introduce a "preexisting contract approach," requiring that, to qualify for induced conversion accounting, the inducement offer must preserve the form of consideration and provide an amount of consideration that is no less than what was issuable under the original conversion privileges. This guidance applies to convertible debt instruments with cash conversion features and to instruments that are not currently convertible but had substantive conversion features at issuance and at the time the inducement offer is accepted. The updated standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The updated standard will be effective for the first quarter ending May 31, 2026. The updated standard is potentially applicable to the future settlement or conversion of its Series B Convertible Preferred Stock (“Series B CPS”), which is classified as a liability and contains a substantive conversion feature (note 12). The standard is not expected to have an impact on the consolidated financial statements until such a transaction, if any, occurs.

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

3. Accounts Receivable

Accounts receivable as at February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Accounts receivable from customers	$-	$52
Accounts receivable from services to the India JV	401	368
Research and development tax credits	88	121
Sales tax	66	89
Other receivables	200	9
	$755	$639

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

In addition, Loop Canada Inc. is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2026, the Company recorded tax credits of $122 (2025 – $85) as a reduction of research and development expenses and received $180 (2025 – $209) from taxation authorities for research and development tax credits, net of fees.

The Company is also eligible for non-refundable research and development tax credits from the federal taxation authorities which can be used as a reduction of income tax expense in any given year to the extent the Company has taxable income. The Company has not had taxable income since inception and has not been able to use these non-refundable federal research and development tax credits. During the year ended February 28, 2026, the Company was eligible for non-cash research and development tax credits in the amount of $297 (2025 – $347). These non-cash tax credits, which have an unlimited carry forward period are not recognized in the Company’s consolidated financial statements. As at February 28, 2026, the carry forward balance of non-cash research and development tax credits was $3,062  (2025 - $2,671).

Loop Canada Inc. is also eligible for refundable investment tax credits from the provincial taxation authorities based on qualifying expenditures for manufacturing equipment. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended February 28, 2026, the Company recorded investment tax credits of nil (2025 – $5) as a reduction of research and development expenses and received nil (2025 – $5) from taxation authorities for investment tax credits.

4. Inventories

Inventories as at February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Finished goods	$516	$488
Work in process	337	318
Raw materials	15	14
Allowance for inventory write-down	(868)	(738)
	$-	$82

As at February 28, 2026 and February 28, 2025, inventories included finished goods, work in process and raw materials. Finished goods inventories consist of bottle grade and fiber grade Loop™ PET resin which is intended to be sold to customers. Work in process inventories consist of recycled monomers (dimethyl terephthalate (“rDMT”) and monoethylene glycol (“rMEG”)), either purified or yet to be purified, resulting from the depolymerization of PET feedstock. These monomers are intended be polymerized into Loop™ PET resin in the future. Raw materials inventories consist of chemicals which are used as inputs in the PET depolymerization process. As at  February 28, 2026 and February 28, 2025, finished goods and work in process inventories were presented at lower of cost or net realizable value, while raw materials were presented at average cost. As at February 28, 2026, the Company recorded an allowance for inventory write-down of $868 (2025 – $738) on finished goods and work in process inventories related to inventory volumes not expected to be sold in the next twelve months.

5. Prepaid Expenses

Prepaid expenses as at February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Insurance	$286	$69
Utilities	32	29
Software	55	28
Other	122	32
	$495	$158

6. Property, Plant and Equipment, net

	As at February 28, 2026
		Accumulated
		depreciation,
		write-down and
	Cost	impairment	Net book value
Machinery and equipment – pre-construction	$8,460	$(8,460)	$-
Building	1,817	(490)	1,327
Land	225	-	225
Building and Land Improvements	1,843	(1,780)	63
Office equipment and furniture	274	(190)	84
	$12,619	$(10,920)	$1,699

	As at February 28, 2025
		Accumulated
		depreciation,
		write-down and
	Cost	impairment	Net book value
Machinery and equipment – pre-construction	$8,460	$(8,460)	$-
Building	1,717	(406)	1,311
Land	212	-	212
Building and Land Improvements	1,741	(1,616)	125
Office equipment and furniture	259	(170)	89
	$12,389	$(10,652)	$1,737

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

Depreciation expense amounted to $137 for the year ended February 28, 2026 (2025 – $322).

7. Intangible Assets, net

	As at February 28,	As at February 28,
	2026	2025

Patents, at cost – beginning of year	$2,446	$1,996
Additions in the year – patents	211	450
Patents, at cost – end of year	2,657	2,446

Patents, accumulated depreciation – beginning of year	(581)	(379)
Amortization of patents	(247)	(202)
Patents, accumulated depreciation – end of year	(828)	(581)

Foreign exchange effect	(53)	(157)
Patents, net – end of year	$1,776	$1,708

On April 9, 2019, the first U.S. patent was issued for the Infinite Loop™ technology. During the year ending February 28, 2026, the Company continued to develop the Infinite Loop™ technology and filed various patents in jurisdictions around the world.

The Infinite Loop™ technology portfolio currently includes six patent families for which the Company has 15 issued U.S. patents and one pending U.S. application. Internationally, the Company also has issued or allowed patents in various foreign jurisdictions. All patents and patent applications, if granted are expected to expire between 2038 and 2044, not including any patent term extension.

Amortization expense amounted to $247 for the year ended February 28, 2026 (2025 - $202).

8. Financial Instruments and Management of Financial Risk

Carrying values and fair values

The following table presents the fair value of the Company’s financial liabilities at February 28, 2026 and February 28, 2025:

	Fair Value at February 28, 2026
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities measured at amortized cost:
Series B Convertible Preferred Stock (Note 12)	$12,054	$11,770	Level 2
Long-term debt (Note 13)	$3,035	$2,873	Level 2
Due to customer (Note 10)	$900	$897	Level 2

	Fair Value as at February 28, 2025
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities measured at amortized cost:
Series B Convertible Preferred Stock (Note 12)	$10,647	$10,647	Level 2
Long-term debt (Note 13)	$3,085	$3,085	Level 2
Due to customer (Note 10)	$832	$832	Level 2

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

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Accounts payable	$729	$2,010
Accrued employee compensation	362	554
Accrued engineering fees	460	431
Accrued professional fees	250	276
Other accrued liabilities	115	274
	$1,916	$3,545

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

In January 2024, the Company reclassified the customer deposit as a due to customer and established its fair value at $762 based on a discount rate of 8.20%, which reflected a discount of $238. The discount rate used was based on the external financing from a Canadian bank. The discount on due to customer is amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss. During the year ended February 28, 2026, the Company recorded an accretion expense of $68 (2025 – $62).

11. Equity Method Investments

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

During the year ended February 28, 2026, Loop and Ester each contributed $960 (2025 – $1,954) to ELITe. ELITe incurred losses of $1,526, resulting in the Company recording its share of the loss on equity accounted investment of $763 (2025 – $687) for the respective periods. As at February 28, 2026 the carrying value of the Company's investment in ELITe was $1,465 (2025 – $1,267).

The summarized financial information for ELITe is presented below, on a quarterly lag (in thousands).

Year ended
December 31, 2025
Balance sheet
Assets	$3,717
Liabilities	25
Equity	3,692

Year ended
December 31, 2025
Results of Operations (1)
Revenues	$-
Pre-tax loss	(1,382)
Net loss	$(1,382)

(1) The summarized financial information presented above includes only the financial information of ELITe for the periods during which it was considered a significant equity method investee and accounted for under the equity method. The summarized financial information has been prepared based on ELITe’s financial statements adjusted to conform with US GAAP. The adjustments primarily related to the capitalization of development and pre-construction costs. Under U.S. GAAP, such costs are expensed as incurred until a final investment decision is reached and construction of the related asset is probable. ELITe’s fiscal year end differs from the Company’s fiscal year end. The summarized financial information is based on ELITe’s most recent financial statements available and is presented on a consistent reporting lag. Management considered whether any material events occurred between December 31, 2025 and February 28, 2026 and concluded that no material intervening events requiring adjustment or disclosure occurred.

Equity-Method Investment with Reed Circular Economy

On September 23, 2025, Loop entered into a formal agreement with Reed Circular Economy ("RCE"), an affiliate of Reed Management SAS, to establish the framework for the governance, ownership, and operations of Infinite Loop Europe SAS ("Infinite Loop Europe"). Under this agreement, and as previously announced, RCE and Loop hold their interests in Infinite Loop Europe on a 90/10 basis to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants using Loop's technology within Europe. The agreement provides Infinite Loop Europe with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in project equity, and confirms that Loop retains ownership of its intellectual property while granting Infinite Loop Europe limited use rights. There were no monetary transactions between Loop and Infinite Europe in the year ended Feb 28, 2026.

Infinite Loop Europe does not meet the accounting definition of a joint venture, as the Company does not have joint control over the entity. However, the Company has significant influence over Infinite Loop Europe and, accordingly, accounts for its investment using the equity method.

In September 2025, Loop purchased 250 shares of Infinite Loop Europe for €0.25 ($0.305) (2025 – nil). Infinite Loop Europe has not yet commenced operations. As at February 28, 2026, the carrying value of the Company's investment in Infinite Loop Europe was nominal.

12. Series B Convertible Preferred Stock

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

●	Accrues a cumulative fixed annual PIK dividend at a rate of 13% of the stated value, which is added to the stated value of the Series B CPS on September 30 of each year;
●	Redeemable in cash at any time, starting after the third anniversary of the Issuance Date by the Company (issuer call option);
●	Redeemable in cash on the fifth anniversary of the Issuance Date at the option of the Holder (put feature); and
●	Voting rights equal to the number of whole shares of the Company’s common stock (rounded to the nearest whole share) into which the stated value of Series B CPS would be convertible on a given date.

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

The balance of Series B CPS as at February 28, 2026 and February 28, 2025 was as follows:

	February 28,	February 28,
	2026	2025
Stated value	$11,439	$10,395
Accrued PIK dividends	615	252
Series B Convertible Preferred Stock	$12,054	$10,647

13. Long-Term Debt

	February 28,	February 28,
	2026	2025
Investissement Québec financing facility:
Principal amount	$3,027	$3,099
Unamortized discount	(101)	(138)
Accrued interest	109	124
Total Investissement Québec financing facility	3,035	3,085
Less: current portion of long-term debt	(605)	(312)
Long-term debt, net of current portion	$2,430	$2,773

Investissement Québec financing facility

On February 21, 2020, the Company received $1,530 (CDN$2,209) from Investissement Québec as the first disbursement of our financing facility, out of a maximum of $3,186 (CDN$4,600) (the “Financing Facility”). The loan interest rate was initially set at 2.36% and there was a 36-month moratorium on both capital and interest repayments starting on the date of the first disbursement, after which capital and interest is repayable in 84 monthly installments. The Company established the fair value of the loan for the first disbursement at $1,354 based on a discount rate of 5.45%, which reflected a debt discount of $291. The discount rate used was based on the external financing from a Canadian bank. The Company, under the loan agreement, was required to pay fees representing 1% of the loan amount, $32 (CDN$46) to Investissement Québec which we deferred and recorded as a reduction of the Financing Facility. Debt discount and deferred financing expenses are amortized to “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

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

The Company recorded interest expense on the Investissement Québec loan for the year ended February 28, 2026 in the amount of $140 (2025 – $114) and an accretion expense of $45 (2025 – $45).

On November 21, 2022, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Financing Facility Amendment”). As per the Financing Facility Amendment, a total of $37 (CDN $50) of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2025, with the remainder of the principal amount being repayable in 72 monthly installments.

On February 28, 2024, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Second Financing Facility Amendment”). As per the Second Financing Facility Amendment, a total of $74 (CDN $100) of the principal amount was repayable in monthly installments in the fiscal year ended February 28, 2026, with the remainder of the principal amount being repayable in 60 monthly installments. Pursuant to the Second Financing Facility Amendment the interest rate of the Financing Facility was increased from 2.36% to 3.36%.

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

Total repayments due on the Company’s indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2027	$605
February 29, 2028	844
February 28, 2029	844
February 28, 2030	844
Thereafter	-
Total	$3,137

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company (the "Borrower"), entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to CDN $3,500 in aggregate principal amount. The Credit Facility is secured by the Company's Terrebonne, Québec property and was initially subject to a minimum equity covenant, tested quarterly.

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

All borrowings under the Credit Facility bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at February 28, 2026, the $2,566 (CDN $3,500) Credit Facility was available and undrawn. As at  February 28, 2025, the credit facility was available and undrawn.

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

As at February 28, 2026, 3,400,000 (2025 – 3,400,000) of Mr. Solomita’s RSUs were outstanding of which 1,400,000 were vested (2025 – 1,400,000). On October 12, 2023, Mr. Solomita and the Company agreed to defer by one year the settlement of 800,000 RSUs that would have otherwise settled on October 15, 2023. On October 9, 2024, Mr. Solomita and the Company agreed to defer by one year the settlement of 1,000,000 RSUs that would have otherwise settled on October 15, 2024. On October 14, 2025 Mr. Solomita and the Company agreed to defer by one year the settlement of 1,200,000 RSU's that would have otherwise settled on October 15, 2025. During the year ended February 28, 2026, no outstanding milestones became probable of being met and, accordingly, no additional stock-based compensation expense was recorded.

Engineering Service Agreement with ELITe

The Company has entered into two Engineering Services Agreements with ELITe pursuant to which the Company provides engineering services to support the development and construction of the Infinite Loop™ India manufacturing facility. Revenue under these agreements is recognized as services are performed. During the year ended February 28, 2026, the Company recognized $506 in engineering services revenue from ELITe.

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

The one share of Series A Preferred Stock issued to Mr. Solomita holds a majority of the total voting power so long as Mr. Solomita holds not less than 7.5% of the total number of outstanding shares of our common stock on February 12, 2016 (as adjusted for any stock splits and stock dividends effected after February 12, 2016), assuring Mr. Solomita of control of the Company in the event that his ownership of the issued and outstanding shares of common stock of the Company is diluted to a level below a majority. Mr. Solomita’s ownership as of February 28, 2026 of 20,015,516 shares of common stock and 1 share of Series A Preferred Stock provided him with 76.02% of the voting control of the Company.

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

Common Stock

For the year ended February 28, 2026	Number of shares	Amount
Balance, February 28, 2025	47,620,263	$5
Issuance of shares upon settlement of restricted stock units	126,857	-
Issuance of shares upon exercise of stock options	80,000	-
Issuance of shares for cash	510,435	-
Balance, February 28, 2026	48,337,555	$5

For the year ended February 28, 2025	Number of shares	Amount
Balance, February 29, 2024	47,528,908	$5
Issuance of shares upon settlement of restricted stock units	91,355	-
Balance, February 28, 2025	47,620,263	$5

During the year ended February 28, 2026, the Company recorded the following common stock transactions:

(i)	The Company issued 126,857 shares of common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 80,000 shares of common stock to settle stock options exercised in the year.
(iii)	The Company issued 510,435 shares of common stock through its ATM Equity Offering program at an average offering price of $1.80 for gross proceed of $917.

During the year ended February 28, 2025, the Company recorded the following common stock transactions:

(i)	The Company issued 91,355 shares of the common stock to settle restricted stock units.

16. Revenues

Revenue for the years ended February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Technology licensing	$-	$10,395
Engineering services	506	368
Sales of PET	8	126
	$514	$10,889

During the year ended February 28, 2026, the Company recorded revenues of $506 (2025 – $368) for engineering fees, which were related to engineering services agreement between Loop and ELITe. Pursuant to the agreements, Loop is providing engineering services to support the development and construction of the Infinite Loop™ facility in India. As at February 28, 2026, the aggregate amount of the transaction price allocated to delivering the service contract that is unsatisfied was approximately $1,281. The Company expects to recognize this remaining amount as engineering services are performed over the next 14 months.

During the year ended February 28, 2026, the Company recorded revenues of $8 (2025 – 126) for sales of Loop™ PET resin. As at February 28, 2026, unearned revenue was $234 (2025 – $102), comprising of engineering services invoiced in advance $132 (2025 - nil) and a payment received from a customer while the Company has not yet fulfilled its obligation to deliver PET.

During the year ended February 28, 2025, the Company recorded revenues of $10,395 for technology licensing fees, which were related to the sale of a license to Reed Societe Generale Group. The Company entered into a license agreement with Reed Circular Economy (“RCE”), an affiliate of Reed Societe Generale Group, granting a non-transferable, royalty-bearing license to use Loop's proprietary depolymerization technology for one facility within Europe. Pursuant to the terms of the license agreement, the Company received an upfront royalty payment of $10,395 (€10,000).

17. Research and Development Expenses

Research and development expenses for the years ended February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Employee compensation including stock-based compensation	$2,367	$3,576
External engineering	96	1,477
Plant and laboratory operating expenses	836	869
Machinery and equipment expenditures	2	64
Other	171	660
	$3,472	$6,646

18. General and Administrative Expenses

General and administrative expenses for the years ended February 28, 2026 and February 28, 2025 were as follows:

	February 28,	February 28,
	2026	2025
Employee compensation including stock-based compensation	$2,479	$2,823
Professional fees	1,512	3,428
Insurance	1,604	1,871
Other	810	1,106
	$6,405	$9,228

19. Share-Based Payments

Stock Options

The following tables summarizes the continuity of the Company’s stock options during the years ended February 28, 2026 and February 28, 2025:

	2026		2025
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of year	2,771,216	$5.25	2,772,000	$5.10
Granted	3,931,922	1.14	199,216	2.89
Exercised	(80,000)	0.80	-	-
Forfeited	(180,000)	2.03	(200,000)	0.80
Expired	(200,000)	0.80	-	-
Outstanding, end of year	6,243,138	$2.96	2,771,216	$5.25
Exercisable, end of year	2,781,727	$5.00	2,040,000	$6.12

	2026		2025
	Number of	Weighted average	Number of stock	Weighted average
	stock options	remaining	options	remaining
Exercise price	outstanding	life (years)	outstanding	life (years)
$0.80	-	-	280,000	0.75
$1.02	1,000,000	6.85	-	-
$1.16	2,701,922	6.10	-	-
$1.72	130,000	6.63	-	-
$2.68	972,000	6.75	972,000	7.75
$2.89	199,216	8.02	199,216	9.02
$3.11	160,000	7.08	240,000	8.08
$5.25	380,000	1.49	380,000	2.49
$12.00	700,000	1.54	700,000	2.54
Outstanding, end of year	6,243,138	5.63	2,771,216	5.13
Exercisable, end of year	2,781,727	4.65	2,040,000	4.04

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the years ended February 28, 2026 and February 28, 2025 were as follows:

	2026	2025
Exercise price	$1.14	$2.89
Risk-free interest rate	3.56% - 4.11%	4.09%
Expected dividend yield	0%	0%
Expected volatility	81%-86%	73%
Expected life (years)	3.5 - 5.5 years	7

During the year ended February 28, 2026, stock-based compensation expense attributable to stock options amounted to $1,159 (2025 – $555).

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units (“RSUs”) during the years February 28, 2026 and February 28, 2025:

	2026		2025
	Number of	Weighted average	Number of	Weighted average
	units	fair value price	units	fair value price
Outstanding, beginning of year	4,466,958	$6.32	4,368,897	$6.53
Granted	328,081	1.33	213,046	2.10
Settled	(126,857)	2.90	(91,355)	6.74
Forfeited	(406,670)	2.97	(23,630)	4.88
Outstanding, end of year	4,261,512	$6.36	4,466,958	$6.32
Outstanding vested, end of year	1,846,828	$5.72	1,761,421	$5.86

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the year ended February 28, 2026, stock-based compensation attributable to RSUs amounted to $294 (2025 - $797).

Stock-Based Compensation Expense

During the year ended February 28, 2026, stock-based compensation included in research and development expenses amounted to $490 (2025 – $471), and in general and administrative expenses amounted to $963 (2025 – $881).

20. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lessor of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2023, 2024 and 2025, the share reserve was increased by 1,500,000 shares. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date. However, where a participant, at the time of the grant, owns stock representing more than 10% of the voting power of the Company, the life of the options shall not exceed 5 years.

The following table summarizes the continuity of the Plan units that were authorized for issuance as at and during the years ended February 28, 2026 and February 28, 2025:

	2026	2025
	Number of units*	Number of units*
Authorized, beginning of period	2,159,612	848,244
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(4,260,003)	(412,262)
Units forfeited	586,670	223,630
Units expired	200,000	-
Authorized, end of period	186,279	2,159,612

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

21. Interest and Other Financial Expenses

Interest and other financial expenses for the years ended February 28, 2026 and February 28, 2025 are as follows:

	2026	2025
Accrued dividends on convertible securities (Note 12)	$1,408	$252
Interest on long-term debt (Note 13)	140	114
Interest on credit facility from a Canadian bank (Note 13)	-	101
Accretion expense (Notes 10 and 13)	113	107
Other	42	44
	$1,703	$618

22. Income Taxes

The components of the Company’s loss before taxes are summarized below:

	February 28,	February 28,
	2026	2025
U.S. operations	$(5,500)	$(6,049)
Foreign operations	(6,799)	(9,008)
Loss before taxes	$(12,299)	$(15,057)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	February 28,			February 28,
	2026			2025
	Rate		Amount	Rate	Amount
Federal income tax at statutory rate	%		$(2,583)%		$(3,162)
Effect of Canadian foreign jurisdiction taxed at a different rate		2	(294)	3	(410)
Non-deductible expenses - Accretion expenses and other		-	27	(1)	77
Non-deductible expenses - Stock-based compensation		(2)	216	(1)	207
Non-deductible expenses - Imputed interest income from intercompany loan		(9)	1,130	(9)	1,357
Non-deductible expenses - Loss pick-up from equity method investments		(1)	160	-	-
Tax credits related to research and development expenditures - Current year		2	(216)	2	(255)
Tax credits related to research and development expenditures - True up prior year		-	(39)	1	(85)
Non-Cash dividend related to the Series B CPS		(2)	296	-	-
Effect of prior year true-up		(2)	261	-	45
Change in valuation allowance		(8)	1,041	(15)	2,226
Effective income tax expense	%	-	$-%	-	$-

Current	%	-	$-%	-	$-
Deferred	%	-	$-%	-	$-

The state and local taxes are not included within the rate reconciliation or the current and deferred breakdown above as the amounts relating to the year ended February 28, 2026 are nil (2025-nil).

The Company has net operating loss carry forwards of approximately $32,689 (2025 – $36,285) for U.S. Federal income tax purposes expiring between 2035 and 2038, post 2018 net operating losses may be carried forward indefinitely. The Company has net operating loss carry forwards for Canadian Federal and Québec tax purposes of approximately $84,610 (CDN$114,712), 2025 - $80,560 (CDN$109,168), and $91,006 (CDN$123,386), 2025 - $86,816 (CDN$117,651), respectively, expiring between 2037 and 2046. Realization of future tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, the net future tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,848 and $1,260, respectively, for the years ended February 28, 2026 and February 28, 2025. The Company has provided a full valuation allowance on the deferred tax assets as a result of the uncertainty regarding the probability of its realization.

The Company has approximately $12,378 (CDN$16,943), 2025 - $10,517 (CDN$15,185) of research and development expenditures for Canadian Federal and Québec provincial purposes that are available to reduce taxable income in future years and have an unlimited carry forward period, the benefit of which has not been reflected in these financial statements. Research and development expenditures are subject to audit by the taxation authorities and accordingly, these amounts may vary.

The tax effect of temporary differences between US GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	As at
	February 28,	February 28,
	2026	2025
Deferred tax assets
Canada net operating loss carry forward	$22,974	$20,703
U.S. net operating loss carry forward	6,865	7,620
Accrual and reserves	879	691
Intangibles	336	357
Property, plant and equipment	4,379	4,115
Research and development expenditures and credits	5,531	4,745
Basis in partnership	235	235
Other	959	1,828
Deferred tax assets	42,158	40,294
Deferred tax liabilities
Intangibles	(469)	(453)
Deferred tax liabilities	$(469)	$(453)

Deferred tax assets, net	41,689	39,841
Valuation allowance	(41,689)	(39,841)
Deferred tax assets, net	$-	$-

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

The income taxes paid for federal, state, and Canadian foreign jurisdiction for the year ended February 28, 2026 were nil (2025:nil).

The tax years subject to examination by major tax jurisdiction include the years ending 2021 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2021 and forward for the Canadian jurisdiction.

23. Segment Reporting

The Company manages its operations as a single reportable segment for the purpose of assessing performance and making operating and strategic decisions, which currently focuses on the commercialization of its technology. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker, Daniel Solomita, President and Chief Executive Officer, or “CODM,” assesses performance and decides whether to allocate resources for the Company’s single reportable segment based on consolidated net loss. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance and in establishing management’s compensation. The CODM does not review assets in evaluating the results of the single reportable segment, therefore such information is not presented.

The consolidated statement of operations provides the operating results for the single reportable segment.  Significant segment expenses within the financial statement line items, Research and Development and General and administrative, are further presented in Note 17 and 18, respectively.

	Year ended
	February 28,	February 28,
	2026	2025
Research and development (See components in Note 17)	3,472	6,864
General and administrative (See components in Note 18)	6,405	9,228

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as at the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this assessment, management determined that the Company’s disclosure controls and procedures as of February 28, 2026 were effective.

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

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at February 28, 2026. Based on this assessment, management determined that the Company’s internal control over financial reporting as of February 28, 2026 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended February 28, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Proposal One: Election of Directors” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2026 (our “Proxy Statement”). Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” in our Proxy Statement. Information required by this item concerning our audit committee and our security holder director nomination procedures is incorporated by reference to the information set forth in the section entitled “Corporate Governance” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Delinquent Section 16(a) Reports” in our Proxy Statement.

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

(3) Exhibits.

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

		Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
2.1	Share Exchange Agreement, dated June 29, 2015, by and among First American Group Inc., Loop Holdings, Inc., and the stockholders of Loop Holdings, Inc.	8-K	000-54768	June 30, 2015	2.1
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	000-54768	April 10, 2018	3.1
4.1	Description of Securities	10-K	001-38301	May 29, 2025	4.1
4.2	Investors Rights Agreement, by and between SK Global Chemical Co., LTD, Loop Industries, Inc., and Daniel Solomita	S-3	333-258982	August 20, 2021	4.1
4.3	Form of Senior Indenture	S-3	333-281883	August 30, 2024	4.3
4.4	Form of Subordinated Indenture	S-3	333-281883	August 30, 2024	4.4
10.1+	2017 Equity Incentive Plan	10-Q	000-54768	October 11, 2017	4.2
10.2+	Form of Stock Option Agreement	10-Q	000-54768	October 11, 2017	4.3
10.3+	Form of Restricted Stock Unit Agreement	10-Q	000-54768	October 11, 2017	4.4
10.4+	Amended and Restated Employment Agreement, dated July 13, 2018, by and between Loop Industries, Inc. and Daniel Solomita.	8-K	001-38301	July 13, 2018	10.12
10.5+	Form of Indemnification Agreement	10-K	000-54768	May 30, 2017	10.10
10.6	Limited Liability Company Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.1
10.7	License Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.2
10.8	Marketing Agreement, dated September 24, 2018, by and between Loop Industries, Inc. and Indorama Loop Technologies, LLC.	8-K	001-8301	September 28, 2018	10.3

10.9+	Amendment No. 1, dated April 30, 2020, to the Amended and Restated Employment Agreement by and between Loop Industries, Inc. and Daniel Solomita, dated July 13, 2018.	10-K	000-54768	May 5, 2020	10.22
10.10	Amendment to Joint Venture Agreements, dated June 18, 2021, by and between the Company, Indorama Ventures Holdings LP and other parties thereto.	10-Q	000-54768	July 15, 2021	10.1
10.11	Operating Credit facility dated July 26, 2022, by and between the Company, Loop Canada, Inc. and Canadian Imperial Bank of Commerce	10-Q	001-38301	October 12, 2022	10.1
10.12	Amendment #2 to the Credit Agreement, dated June 30, 2022, between Canadian Imperial Bank of Commerce and Loop Canada Inc.	10-Q	001-38301	October 15, 2025	10.2
10.13	Enhanced Recycling Partnership Agreement, dated September 10, 2020, by and between Loop Industries, Inc. and Suez Groupe.	10-Q	001-38301	October 7, 2020	10.3
10.14	Know-how and Engineering Agreement, dated September 2, 2020, by and between Loop Canada Inc. and Chemtex Global Corporation.	10-Q	001-38301	October 7, 2020	10.2
10.15	Share Purchase Agreement, dated May 30, 2024, by and between Loop Industries, Inc. and Reed Management SAS.	8-K	001-38301	June 4, 2024	10.1
10.16*	Joint Venture Agreement, dated May 1, 2024, by and among Ester Industries Limited and Loop Industries, Inc.	10-Q	001-38301	July 15, 2024	10.2
10.17	Amended and Restated Share Purchase Agreement, dated December 12, 2024, by and between Loop Industries, Inc. and Reed Management SAS.	10-K	001-38301	May 29, 2025	10.20
10.18	Securities Purchase Agreement, dated December 23, 2024, by and between Reed Circular Economy and Loop Industries, Inc.	10-K	001-38301	May 29, 2025	10.21
10.19	Investors Rights Agreement, dated December 23, 2024, by and among Reed Circular Economy, Loop Industries, Inc. and Daniel Solomita.	10-K	001-38301	May 29, 2025	10.22
10.20*	License Agreement, dated December 23, 2024, by and between Loop Industries, Inc. and Reed Circular Economy, acting exclusively in the name and on behalf of Infinite Loop Europe SAS.	10-K	001-38301	May 29, 2025	10.23
10.21*	Securityholders Agreement, dated September 23, 2025, by and among the Company, reed Circular Economy and each other person who from time to time becomes a Securityholder, with Infinite Loop SAS and Mr. Daniel Solomita.	10-Q	001-38301	January 14, 2026	10.1
10.21	The Market Offering Agreement, dated July 3, 2025, between the Company and Roth Capital Partners, LLC	8-K	001-38301	July 3, 2025	10.1
10.22+	Employment Agreement dated as of January 2, 2026, by and between Loop Canada Inc. and Spencer Hart.	8-K	001-38301	January 8, 2026	10.1

14	Code of Ethics	8-K	000-54768	Jan 31, 2017	14.1
19.1	Insider trading policy	10-K	001-38301	May 29, 2025	19.1
21.1	Subsidiaries of Registrant	10-K	000-54768	May 30, 2017	21.1
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	000-54768	May 29, 2024	97.1
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LOOP INDUSTRIES, INC.

Date: May 27, 2026	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: May 27, 2026	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	Chief Executive Officer, President, and Director (principal executive officer)

Date: May 27, 2026	By:	/s/ Spencer Hart
	Name:	Spencer Hart
	Title:	Chief Financial Officer and Director (principal accounting officer and principal financial officer)

Date: May 27, 2026	By:	/s/ Laurence Sellyn
	Name:	Laurence Sellyn
	Title:	Lead Director

Date: May 27, 2026	By:	/s/ Laurent Auguste
	Name:	Laurent Auguste
	Title:	Director

Date: May 27, 2026	By:	/s/ Louise Sams
	Name:	Louise Sams
	Title:	Director

Date: May 27, 2026	By:	/s/ Jay Stubina
	Name:	Jay Stubina
	Title:	Director