Form 10-Q
period 2026-05-31
Loop Industries, Inc.
filed 2026-07-14
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As at July 14, 2026, there were 48,380,371 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three Months Ended

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	May 31,	February 28,
	2026	2026

Assets
Current assets
Cash and cash equivalents	$1,063	$2,356
Accounts receivable and other (Note 3)	699	755
Prepaid expenses (Note 4)	395	495
Total current assets	2,157	3,606
Equity method investments (Note 9)	1,159	1,478
Property, plant and equipment, net (Note 5)	1,657	1,699
Intangible assets, net (Note 6)	1,730	1,776
Total assets	$6,703	$8,559

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$2,038	$1,916
Unearned revenue	323	234
Current portion of long-term debt (Note 11)	807	605
Total current liabilities	3,168	2,755
Due to customer	918	900
Series B Convertible Preferred stock (Note 10)	12,429	12,054
Long-term debt (Note 11)	2,206	2,430
Total liabilities	18,721	18,139

Stockholders’ Deficit
Common stock par value $0.0001; 250,000,000 shares authorized; 48,380,371 shares issued and outstanding (February 28, 2026 – 48,337,555) (Note 12)	5	5
Additional paid-in capital	196,874	195,934
Accumulated deficit	(207,710)	(204,326)
Accumulated other comprehensive loss	(1,187)	(1,193)
Total stockholders’ deficit	(12,018)	(9,580)
Total liabilities and stockholders’ deficit	$6,703	$8,559

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended
	May 31, 2026	May 31, 2025
Revenues
Products	$-	$8
Services	179	244
Total revenues	179	252

Cost of services
Cost of services	179	114

Expenses
Research and development (Note 13)	962	1,259
General and administrative (Note 14)	1,574	1,649
Depreciation and amortization (Notes 5 and 6)	84	100
Total expenses	2,620	3,008

Other loss
Loss on equity accounted investments (Note 9)	319	302
Interest and other financial expenses	436	419
Interest income	(5)	(100)
Foreign exchange loss (gain)	15	(45)
Total other loss	765	576
Net loss	(3,385)	(3,446)

Other comprehensive loss
Foreign currency translation adjustment	6	(19)
Comprehensive loss	$(3,379)	$(3,465)
Net loss per share
Basic and diluted	$(0.07)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	48,363,463	47,664,134

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2026
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Deficit
Balance, February 28, 2026	48,337,555	$5	1	$-	$195,934	$-	$(204,326)	$(1,193)	$(9,580)
Issuance of shares upon the vesting of restricted stock units (Note 15)	42,816	-	-	-	-	-	-	-	-
Issuance of shares upon the exercise of stock options (Note 15)	-	-	-		-		-	-	-
Stock options issued for services (Note 15)	-	-	-	-	813	-	-	-	813
Restricted stock units issued for services (Note 15)	-	-	-	-	127	-	-	-	127
Share issuance costs	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	6	6
Net loss	-	-	-	-	-	-	(3,385)	-	(3,385)
Balance, May 31, 2026	48,380,371	$5	1	$-	$196,874	$-	$(207,710)	$(1,187)	$(12,018)

(in thousands of U.S. dollars, except for share data)	Three months ended May 31, 2025
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Deficit
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367
Issuance of shares upon the vesting of restricted stock units (Note 15)	98,087	-	-	-	-	-	-	-	-
Stock options issued for services (Note 15)	-	-	-	-	486	-	-	-	486
Restricted stock units issued for services (Note 15)	-	-	-	-	(111)	-	-	-	(111)
Foreign currency translation	-	-	-	-	-	-	-	(19)	(19)
Net loss	-	-	-	-	-	-	(3,446)	-	(3,446)
Balance, May 31, 2025	47,718,350	$5	1	$-	$193,904	$-	$(195,473)	$(1,159)	$(2,723)

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Three Months Ended May 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(3,385)	$(3,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	84	100
Stock-based compensation (Note 15)	979	375
Accrued interest and other financing costs (Note 11)	404	369
Loss on equity method investments (Note 9)	319	302
Changes in operating assets and liabilities:
Accounts receivable and other (Note 3)	56	(297)
Prepaid expenses (Note 4)	100	(343)
Accounts payable and accrued liabilities (Note 8)	123	(141)
Unearned revenue	90	-
Net cash used in operating activities	(1,229)	(3,082)

Cash Flows from Investing Activities
Additions to intangible assets (Note 6)	(35)	(115)
Net cash used in investing activities	(35)	(115)

Cash Flows from Financing Activities
Repayment of long-term debt (Note 11)	-	(55)
Net cash provided by financing activities	-	(55)

Effect of exchange rate changes	(29)	27
Net decrease in cash and cash equivalents	(1,293)	(3,225)
Cash and cash equivalents, beginning of period	2,356	12,973
Cash and cash equivalents, end of period	$1,063	$9,748

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$35	$50
Interest received	$5	$100

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three Months Ended May 31, 2026 and 2025

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the SEC on May 27, 2026. The unaudited interim condensed consolidated financial statements comprise the consolidated financial position and results of operations of Loop Industries, Inc. and its subsidiaries, Loop Innovations, LLC and Loop Canada Inc. All subsidiaries are, either directly or indirectly, wholly owned subsidiaries of Loop Industries, Inc. (collectively, the “Company”). The Company owns, through Loop Innovations, LLC, a 50% interest in a joint venture, Indorama Loop Technologies, LLC, which is accounted for under the equity method. The Company also owns a 50% interest in a joint venture, Ester Loop Infinite Technologies Private Limited ("India JV"), which is accounted for under the equity method. The Company owns a 10% equity interest in Infinite Loop Europe SAS ("Infinite Loop Europe"), accounted for under the equity method, over which it has significant influence but not joint control; the remaining 90% is owned by Reed Circular Economy ("RCE").

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2026, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three month period ended May 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2027, or for any other period.

All monetary amounts in these notes to the condensed consolidated financial statements are in thousands of U.S. dollars unless otherwise specified, except for per share data.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, twelve months from the date of issuance of the unaudited interim condensed consolidated financial statements.

Since its inception, the Company has been in the pre-commercialization stage with no recurring revenues, and its ongoing operations and commercialization plans have been financed primarily by raising equity and debt. The Company has recurring net losses, negative cash flow from operating activities since its inception, and a net capital deficiency. Management continuously monitors the Company's cash resources against its cash commitments to determine whether there is sufficient liquidity to fund its costs for at least twelve months from the unaudited interim condensed consolidated financial statement issuance date. In preparing this going concern assessment in accordance with US GAAP, the Company included cash flows that meet the 'probable' threshold under ASC 205-40 in its going concern evaluation and has excluded forecasted cash flows that lack substantive support or binding commitments.

Management has determined that current cash and cash equivalents on hand as of May 31, 2026 of  $1,063, together with the $2,537 available under its undrawn credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

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

For the three months ended May 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at May 31, 2026, the potentially dilutive securities consisted of 7,325,317 outstanding stock options (2025 – 5,573,138), 4,218,696 outstanding restricted stock units (2025 – 3,981,121).

Recently adopted accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for settlements of convertible debt instruments that occur on terms different from the original contractual conversion terms. The amendments introduce a "preexisting contract approach," requiring that, to qualify for induced conversion accounting, the inducement offer must preserve the form of consideration and provide an amount of consideration that is no less than what was issuable under the original conversion privileges. This guidance applies to convertible debt instruments with cash conversion features and to instruments that are not currently convertible but had substantive conversion features at issuance and at the time the inducement offer is accepted. The updated standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The updated standard will be effective for the first quarter ending May 31, 2026. The updated standard is potentially applicable to the future settlement or conversion of its Series B Convertible Preferred Stock (“Series B CPS”), which is classified as a liability and contains a substantive conversion feature (note 10). There has been no impact of adopting the standard in the condensed consolidated financial statements.

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

In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of ASU 2024-03, which requires public business entities to provide disaggregated disclosures of certain income statement expenses. Specifically, ASU 2025-01 confirms that the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

3. Accounts Receivable and Other

Accounts Receivable and Other as at May 31, 2026 and February 28, 2026 are comprised of the following:

	May 31, 2026	February 28, 2026
Accounts receivable from services to the India JV	$359	$401
Research and development tax credits	109	88
Sales tax	63	66
Other receivables	168	200
	$699	$755

4. Prepaid Expenses

Prepaid expenses as at May 31, 2026 and February 28, 2026 were as follows:

	May 31, 2026	February 28, 2026
Insurance	$213	$286
Utilities	32	32
Software	35	55
Other	115	122
	$395	$495

5. Property, Plant and Equipment, Net

	As at May 31, 2026
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,797	(500)	1,297
Land	222	-	222
Building and Land Improvements	1,822	(1,766)	56
Office equipment and furniture	271	(189)	82
	$12,572	$(10,915)	$1,657

	As at February 28, 2026
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,817	(490)	1,327
Land	225	-	225
Building and Land Improvements	1,843	(1,780)	63
Office equipment and furniture	274	(190)	84
	$12,619	$(10,920)	$1,699

Depreciation expense for the three months ended May 31, 2026 amounted to $23, (2025 – $35).

6. Intangible Assets, Net

Intangible assets as at May 31, 2026 and February 28, 2026 were $1,730 and $1,776, respectively.

During the three month periods ended May 31, 2026 and 2025, we made additions relating to patent application costs to intangible assets of $35 and $115, respectively.

Amortization expense for the three months ended May 31, 2026 amounted to $61, (2025 – $66).

7. Fair Value of Financial Instruments

The following tables disclose the estimated fair value of the Company's financial liabilities as at May 31, 2026 and February 28, 2026:

	Fair Value at May 31, 2026
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities accounted for at amortized cost:
Series B Convertible Preferred stock (Note 10)	$12,429	$12,455	Level 2
Long-term debt (Note 11)	$3,012	$2,725	Level 2
Due to customer	$918	$915	Level 2

	Fair Value at February 28, 2026
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities accounted for at amortized cost:
Series B Convertible Preferred stock (Note 10)	$12,054	$11,770	Level 2
Long-term debt (Note 11)	$3,035	$2,873	Level 2
Due to customer	$900	$897	Level 2

The fair value of cash, accounts receivable and other, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at May 31, 2026 and February 28, 2026 were as follows:

	May 31, 2026	February 28, 2026
Trade accounts payable	$949	$729
Accrued employee compensation	302	362
Accrued engineering fees	527	460
Accrued professional fees	133	250
Other accrued liabilities	127	115
	$2,038	$1,916

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

During the three-month period ended May 31, 2026, Loop and Ester made no contribution (2025 – nil) to ELITe. During the three-months ended May 31, 2026, ELITe incurred losses of $639 (2025 – $604), resulting in the Company recording its share of the loss on equity accounted investment of $319 (2025 – $302). As at May 31, 2026, and  February 28, 2026 the carrying value of the Company's investment in ELITe was $1,145 and $1,465, respectively.

The summarized financial information for ELITe is presented below, on a quarterly lag (in thousands).

Balance sheet	March 31, 2026
Asset	$3,475
Liabilities	887
Equity	$2,588

Results of Operations	Three months ended March 31, 2026
Revenues	$-
Pre-tax loss	(686)
Net loss	(686)

10. Series B Convertible Preferred Stock

The balance of Series B Convertible Preferred Stock as at  May 31, 2026 and  February 28, 2026 was as follows:

	May 31, 2026	February 28, 2026
Stated value	$11,439	$11,439
Accrued PIK dividends	990	615
Series B Convertible Preferred Stock	$12,429	$12,054

During the three months ended May 31, 2026, the Company recorded PIK dividends of $375, (2025 – $340), which were recorded in “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

11. Long‑Term Debt

Long-term debt as of May 31, 2026 and February 28, 2026, was comprised of the following:

	May 31, 2026	February 28, 2026
Investissement Québec financing facility:
Principal amount	$2,994	$3,027
Unamortized discount	(89)	(101)
Accrued interest	108	109
Total Investissement Québec financing facility	3,013	3,035
Less: current portion of long-term debt	(807)	(605)
Long-term debt, net of current portion	$2,206	$2,430

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three months ended May 31, 2026 in the amount of $33, respectively (2025 – $36) and an accretion expense of $11, respectively (2025 – $11). During the three month period ended May 31, 2026, the Company made repayments of nil (2025 – $55) on the Investissement Québec loan.

Total repayments due on the Company's indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2027	599
February 29, 2028	834
February 28, 2029	834
February 28, 2030	834
Total	$3,101

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

On July 4, 2025, the Borrower, the Company and the Canadian bank executed an amendment to the Credit Facility, modifying the minimum equity covenant to include the balance of Series B Convertible Preferred Stock as at February 28, 2026 of $12,054 in the calculation of stockholders' equity.

On October 10, 2025, the Borrower, the Company and the Canadian bank executed an amendment to the Credit Facility, which removed the minimum equity covenant tested quarterly  for the duration of the term of the Credit Facility.

All borrowings under the Credit Facility bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at May 31, 2026, the $2,537 (CDN $3,500) Credit Facility was available and undrawn.

12. Stockholders' Deficit

Common Stock

For the period ended May 31, 2026	Number of shares	Amount
Balance, February 28, 2026	48,337,555	$5
Issuance of shares upon settlement of restricted stock units	42,816	-
Issuance of shares upon exercise of stock options	-	-
Issuance of shares for cash	-	-
Balance, May 31, 2026	48,380,371	$5

For the period ended May 31, 2025	Number of shares	Amount
Balance, February 28, 2025	47,620,263	$5
Issuance of shares upon settlement of restricted stock units	98,087	-
Balance, May 31, 2025	47,718,350	$5

During the three months ended May 31, 2026, the Company recorded the following common stock transactions:

(i)	The Company issued 42,816 shares of common stock to settle restricted stock units that vested in the period.

During the three months ended May 31, 2025, the Company recorded the following common stock transaction:

(i)	The Company issued 98,087 shares of common stock to settle restricted stock units that vested in the period.

13. Research and Development Expenses

Research and development expenses for the three month periods ended May 31, 2026 and 2025 were as follows:

	May 31, 2026	May 31, 2025
Employee compensation	$706	$901
External engineering	$9	3
Plant and laboratory operating expenses	$182	231
Other	65	124
	$962	$1,259

14. General and Administrative Expenses

General and administrative expenses for the three month periods ended May 31, 2026 and 2025 were as follows:

	May 31, 2026	May 31, 2025
Employee compensation	$909	$632
Insurance	155	453
Professional fees	244	361
Other	266	203
	$1,574	$1,649

15. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company's stock options during the three month periods ended May 31, 2026 and 2025:

	2026		2025
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	6,243,138	$2.96	2,771,216	$5.25
Granted	1,082,179	1.44	2,801,922	1.16
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	7,325,317	$5.59	5,573,138	$3.19
Exercisable, end of period	4,247,043	$3.74	2,711,727	$4.98

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the three month period ended May 31, 2026 and 2025 were as follows:

	2026	2025
Exercise price	$1.44	$1.16
Risk-free interest rate	3.82%-3.89%	3.68% - 3.72%
Expected dividend yield	0%	0%
Expected volatility	82.12%-84.31%	81%-82%
Expected life (years)	3.5 - 5.0 years	3.5 - 5.0 years

The weighted-average grant-date fair value of options granted during the three month periods ended May 31, 2026 and 2025 was $0.94 and $0.63 respectively.

A summary of the Company’s nonvested shares as of May 31, 2026, and changes during the three month period ended  May 31, 2026 were as follows:

	2026
	Number of	Weighted average
	stock options	exercise price
Nonvested, beginning of period	3,461,411	$0.63
Granted	400,000	0.94
Exercised	-	-
Forfeited	-	-
Vested	(783,137)	0.75
Nonvested, end of period	3,078,274	$0.83

During the three month periods ended  May 31, 2026 and 2025, stock-based compensation expense attributable to stock options amounted to $852 and $486, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three month periods ended May 31, 2026 and 2025:

	2026		2025
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	4,261,512	$6.35	4,466,958	$6.32
Granted	-	-	-	-
Settled	(42,816)	8.06	(98,087)	3.41
Forfeited	-	-	(387,750)	2.87
Outstanding, end of period	4,218,696	$6.35	3,981,121	$6.73
Outstanding vested, end of period	1,833,531	$5.71	1,689,255	$6.02

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three month periods ended May 31, 2026 and 2025, stock-based compensation attributable to RSUs amounted to $127 and $(111), respectively.

Stock-Based Compensation Expense

During the three month periods ended May 31, 2026 and 2025, stock-based compensation included in research and development expenses amounted to $458 and $312, respectively, and in general and administrative expenses amounted to $521 and $63, respectively.

16. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lesser of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2026, the share reserve was increased by 1,500,000 shares (2025 – 1,500,000). The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date.

The following table summarizes the continuity of the units that were authorized for issuance under the Plan as at and during the three month periods ended May 31, 2026 and 2025:

	2026	2025
	Number of units*	Number of units*
Authorized, beginning of period	186,279	2,159,612
Automatic share reserve increase	1,500,000	1,500,000
Units granted	(1,082,179)	(2,801,922)
Units forfeited	-	387,750
Units expired	-	-
Authorized, end of period	604,100	1,245,440

*The use of the term “units” in the table above describes a combination of stock options and RSUs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information and any forward-looking statements should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, including those risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the SEC on May 27, 2026 (the “2026 Annual Report”).

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, and market and industry trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection with them, (xii) adverse effects on the Company's business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts including trade disputes and increasing protectionist measures that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) other events or circumstances over which we have little or no control, and (xix) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

We believe the licensing and financing transactions marked an important step in Loop's commercialization strategy, enabling the deployment of its patented recycling technology across Europe and supporting capital investment in cost-effective manufacturing regions, including its joint venture in India with strategic partner Ester. Proceeds from these transactions have been used to fund the India JV project and Loop's operational cash flow needs.

We further believe the sale of our first license underscores the commercial readiness of Loop's technology, which has been validated by five years of operations at its Terrebonne facility.

On September 23, 2025, Loop entered into a formal agreement with RCE to establish the framework for the governance, ownership, and operations of Infinite Loop Europe, a European entity formed to pursue the non-exclusive development, financing, construction, ownership, operation, and commercialization of chemical upcycling plants and related products using Loop’s technology within Europe. Under this agreement, RCE and Loop hold equity interests in Infinite Loop Europe on a 90/10 basis. In September 2025, Loop purchased 250 shares of Infinite Loop Europe for $0.3 (€0.3) in consideration for its 10% ownership stake. The agreement provides Infinite Loop Europe with priority rights to evaluate European project opportunities, establishes financing arrangements between the shareholders, grants Loop options to participate in up to 50% of project-level equity, and confirms that Loop retains ownership of its intellectual property while granting Infinite Loop Europe limited use rights.

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

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop's Terrebonne Facility for global brand companies over the last five years. The India JV intends to leverage the complementary skill sets of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and Loop’s existing engineering package.

The planned production capacity of the Infinite Loop™ India facility is 70,000 tons per year of Loop branded PET resin and polyester fiber.  We believe the India JV offers attractive projected economic returns without the need for substantial sustainability-linked premium pricing.

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the I ndia JV. As of May 31, 2026 Loop and Ester had each made total equity contributions of $2.9 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees and the purchase of land.

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

Loop has entered into two engineering services agreements with the India JV to provide engineering services, underscoring the role of engineering services in Loop's commercialization strategy as an important and growing source of revenue. The first engineering services agreement with the India JV had a value of $0.5 million and was fulfilled over fourth quarter of the fiscal year ended February 28, 2025 and the first quarter of the fiscal year ended February 28, 2026.  It resulted in $0.2 million of revenue in the first quarter ended May 31, 2026.  On June 22, 2025, Loop entered into its second engineering services agreement with the India JV to support it through construction as it moves towards breaking ground on the Infinite Loop™ India facility. This agreement has a value of $1.5 million, and the Company commenced performance under it in November 2025, resulting in Loop generating $0.4 million of engineering services revenue in the year ended February 28, 2026 and $0.2 million in the quarter ended May 31, 2026. Engineering services revenue is currently recognized only to the extent of costs incurred, the associated revenue and cost of sales are recognized in equal amounts, yielding no gross profit margin during the period.

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

Feedstock sourcing for the facility, of which there is abundant supply from textile waste in India, is well advanced. Loop has signed a multi-year offtake agreement with Nike, Inc. ("Nike") which will serve as an anchor customer for the facility. Loop has also signed an offtake agreement with Taro Plast S.p.A. to supply 100% recycled, virgin-quality Loop™ DMT. Furthermore, the India JV has engaged a leading global advisory firm to manage the debt syndication process for financing the construction of the Infinite Loop™ India facility. The debt financing process is progressing, with term sheets having been received from international lenders who are moving into the technical due diligence stage of the process.

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

In May 2026, the India JV has signed a memorandum of understanding with the government of Gujarat providing formal alignment to support the development of Loop's first large-scale commercial manufacturing platform. The agreement is expected to streamline permitting, infrastructure coordination, and administrative processes, reinforcing a clear path forward and enabling a phased expansion strategy at the site which is capable of supporting multiple facilities.  The Company expects the Infinite Loop™ India facility to be operational in calendar 2028.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.2 million in the three month period ended May 31, 2026.

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

Market Development and Strategic Relationships

Letter of Intend with global apparel company

In June 2026, Loop executed a letter of intent for an initial multi-year offtake agreement with a major global apparel company. This letter of intend forms the framework for an ongoing collaboration targeting up to 15,000 metric tons annually of Loop’s proprietary PET fiber-grade resin.

Offtake Agreement with Nike

In September 2025, we entered into a multi-year offtake agreement with Nike, a global leader in athletic footwear and apparel. Under this agreement and subject to its terms, we will supply agreed minimum volumes of Twist™, our virgin-quality circular polyester resin made exclusively from textile waste, once the Company's planned Infinite Loop™ India Facility becomes operational.

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

Human Capital

As of May 31, 2026, we had 38 employees of which 17 work in research and development, 13 in engineering and operations, and 8 in administrative functions.

Results of Operations

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

The following table summarizes our operating results for the three-month periods ended May 31, 2026 and 2025, in thousands of U.S. Dollars.

	Three months ended May 31,
			Change
	2026	2025	favorable / (unfavorable)
Revenues
Products	$-	$8	$(8)
Services	179	244	(65)
Total revenues	179	252	(73)

Cost of services
Cost of services	179	114	(65)

Expenses
Research and development
Employee compensation	248	589	341
Stock-based compensation	458	312	(146)
Plant and laboratory operating expenses	182	231	49
External engineering	9	3	(6)
Other	65	124	59
Total research and development	962	1,259	297

General and administrative
Employee compensation	388	569	181
Stock-based compensation	521	63	(458)
Professional fees	244	361	117
Insurance	155	453	298
Other	266	203	(63)
Total general and administrative	1,574	1,649	75

Loss on equity accounted investment	319	302	(17)
Depreciation and amortization	84	100	17
Interest and other financial expenses	436	419	(17)
Interest income	(5)	(100)	(95)
Foreign exchange loss (gain)	15	(45)	(60)
Total expenses	3,564	3,698	134
Net loss	$(3,385)	$(3,446)	$61

First Quarter Ended May 31, 2026

Revenues

Revenues for the three month period ended May 31, 2026, decreased $73 to $179, as compared to $252 for the same period in 2025. The revenues of $179 for the three month period ended May 31, 2026 resulted from engineering services provided to the India JV. The revenues of $8 for the three month period ended May 31, 2025 resulted from engineering services provided to the India JV for $244 and sales of Loop™ PET resin for $8.

Cost of Services

Cost of Services for the three month period ended May 31, 2026 increased $65 to $179 compared to $114 for the same period in 2026.

Research and Development

Research and development expense for the three month period ended May 31, 2026, decreased $297 to $962, as compared to $1,259 for the same period in 2025. The decrease was primarily attributable to a $341 decrease in employee compensation expenses, a $63 decrease in other, mainly legal fees, a $49 decrease in plant and laboratory expenses, partially offset by a $146 increase in stock compensation.

General and administrative expenses

General and administrative expenses for the three month period ended May 31, 2026, decreased $75 to $1,574, as compared to $1,649 for the same period in 2025. The decrease was primarily attributable to a $298 decrease in insurance expenses, a $181 decrease in employee compensation, a $117 decrease in professional fees, partially offset by a $458 increase in employee compensation and $63 increase in other.

Interest and other financial expenses

Interest and other financial expenses increased by $17 for the three-month period ended May 31, 2026.

Net Loss

The net loss for the three month period ended May 31, 2026, decreased $61 to $3,385, as compared to $3,446 for the same period in 2025. This decrease was primarily due to the decrease of $297 in research and development expenses, a decrease of $75 in general and administrative expenses. These decreases were partially offset by the decrease of $95 in interest income, increase of $65 in cost of services,  $17 increase in interest and other financial expenses.

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

Management has determined that current cash and cash equivalents on hand as of May 31, 2026 of $1,063, together with the $2,537 available under its undrawn credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the issuance date of these unaudited interim condensed consolidated financial statements. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

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

On February 5, 2025, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Third Financing Facility Amendment”). As per the Third Financing Facility Amendment, total annual principal repayments in monthly installments are of $599 for the fiscal year ending February 28, 2027 and $834 for the fiscal year ending February 28, 2028, with the remainder of the principal amount being repayable in 24 monthly installments. Pursuant to the Third Financing Facility Amendment the interest rate of the Financing Facility was increased from 3.36% to 4.36%.

37

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

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,537 (CDN $3,500) in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%.  As at May 31, 2026, the $2,537 Credit Facility was available and undrawn.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the three months ended May 31, 2026 and 2025 was as follows, in thousands of U.S. Dollars:

	Three Months Ended May 31,
	2026	2025
Net cash used in operating activities	$(1,229)	$(3,082)
Net cash used in investing activities	(35)	(115)
Net cash provided by used in financing activities	-	(55)
Effect of exchange rate changes on cash	(29)	27
Net decrease in cash	$(1,293)	$(3,225)

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2026, we used $1,229 in operations compared to $3,082 during the three month period ended May 31, 2025. As discussed above in the Results of Operations, the decrease was mainly due to a decrease in operating expenses in addition to decreased general and administrative expenses and revenues.

Net Cash Used in Investing Activities

During the three months ended May 31, 2026, we used $35 in investing activities compared to $115 during the three month period ended May 31, 2025. During the three-month period ended May 31, 2026, we made investments in intangible assets of $35, as compared to $115 for the same period in 2025, particularly to file patents for the Infinite Loop™ technology in the United States and around the world.

Net Cash Provided by (Used in) Financing Activities

During the three months ended May 31, 2026, we repaid $0 of long-term debt. During the three months ended May 31, 2025, we repaid $55 of long-term debt.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2026.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our 2026 Annual Report. No material changes to such risk factors have occurred during the three months ended May 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: July 14, 2026	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: July 14, 2026	By:	/s/ Spencer Hart
	Name:	Spencer Hart
	Title:	Chief Financial Officer and Director (Principal financial officer and principal accounting officer)