Form 10-Q
period 2026-08-31
Loop Industries, Inc.
filed 2026-10-16
CIK 1504678

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

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

As at October 15, 2026, there were 48,812,574 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

LOOP INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Loop Industries, Inc.

Three and Six Months Ended August 31, 2026

Index to the Unaudited Interim Condensed Consolidated Financial Statements

Loop Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except per share data)	As at
	August 31,	February 28,
	2026	2026

Assets
Current assets
Cash and cash equivalents	$836	$2,356
Accounts receivable and other (Note 3)	422	755
Prepaid expenses (Note 4)	313	495
Total current assets	1,571	3,606
Equity method investments (Note 9)	1,465	1,478
Property, plant and equipment, net (Note 5)	1,627	1,699
Intangible assets, net (Note 6)	1,710	1,776
Total assets	$6,373	$8,559

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$2,094	$1,916
Credit Facility (Note 11)	1,411	-
Unearned revenue	386	234
Current portion of long-term debt (Note 11)	890	605
Total current liabilities	4,781	2,755
Due to customer	936	900
Series B Convertible Preferred stock (Note 10)	12,804	12,054
Long-term debt (Note 11)	1,986	2,430
Total liabilities	20,507	18,139

Stockholders’ Deficit
Common stock par value $0.0001; 250,000,000 shares authorized; 48,812,574 shares issued and outstanding (February 28, 2026 – 48,337,555) (Note 12)	5	5
Additional paid-in capital	197,794	195,934
Accumulated deficit	(210,698)	(204,326)
Accumulated other comprehensive loss	(1,235)	(1,193)
Total stockholders’ deficit	(14,134)	(9,580)
Total liabilities and stockholders’ deficit	$6,373	$8,559

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenues
Products	$-	$-	$-	$8
Services	117	-	296	244
Total revenues	117	-	296	252

Cost of services
Cost of services	113	-	292	114
Total cost of services	113	-	292	114

Expenses
Research and development (Note 13)	540	843	1,501	2,102
General and administrative (Note 14)	1,478	1,871	3,052	3,519
Depreciation and amortization (Notes 5 and 6)	83	96	167	197
Total expenses	2,101	2,810	4,720	5,818

Other loss
Loss on equity accounted investments (Note 9)	431	43	750	345
Interest and other financial expenses	460	419	897	837
Interest income	(6)	(70)	(12)	(170)
Foreign exchange loss (gain)	6	2	21	(41)
Total other loss	891	394	1,656	971
Net loss	(2,988)	(3,204)	(6,372)	(6,651)

Other comprehensive loss
Foreign currency translation adjustment	(47)	(6)	(41)	(25)
Comprehensive loss	$(3,035)	$(3,210)	$(6,413)	$(6,676)
Net loss per share
Basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.14)
Weighted average common shares outstanding
Basic and diluted	48,433,265	47,769,800	48,398,363	47,716,964

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2026
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Deficit
Balance, May 31, 2026	48,380,371	$5	1	$-	$196,875	$-	$(207,710)	$(1,188)	$(12,018)
Issuance of shares upon the vesting of restricted stock units (Note 15)	4,000	-	-	-	-	-	-	-	-
Issuance of common stock under ATM Equity Offering (Note 12)	428,203				466				466
Stock options issued for services (Note 15)	-	-	-	-	343	-	-	-	343
Restricted stock units issued for services (Note 15)	-	-	-	-	124	-	-	-	124
Share issuance costs	-	-	-	-	(14)	-	-	-	(14)
Foreign currency translation	-	-	-	-	-	-	-	(47)	(47)
Net loss	-	-	-	-	-	-	(2,988)	-	(2,988)
Balance, August 31, 2026	48,812,574	$5	1	$-	$197,794	$-	$(210,698)	$(1,235)	$(14,134)

(in thousands of U.S. dollars, except for share data)	Three months ended August 31, 2025
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Deficit
Balance, May 31, 2025	47,718,350	$5	1	$-	$193,904	$-	$(195,474)	$(1,159)	$(2,724)
Issuance of shares upon the vesting of restricted stock units (Note 15)	28,770	-	-	-	-	-	-	-	-
Issuance of common stock under ATM Equity Offering (Note 12)	116,358				193				193
Stock options issued for services (Note 15)	-	-	-	-	165	-	-	-	165
Restricted stock units issued for services (Note 15)	-	-	-	-	115	-	-	-	115
Share issuance costs	-	-	-	-	(7)	-	-	-	(7)
Foreign currency translation	-	-	-	-	-	-	-	(6)	(6)
Net loss	-	-	-	-	-	-	(3,204)	-	(3,204)
Balance, August 31, 2025	47,863,478	$5	1	$-	$194,370	$-	$(198,678)	$(1,165)	$(5,468)

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

(Unaudited)

(in thousands of U.S. dollars, except for share data)	Six months ended August 31, 2026
	Common stock		Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Deficit
Balance, February 28, 2026	48,337,555	$5	1	$-	$195,934	$-	$(204,326)	$(1,194)	$(9,581)
Issuance of shares upon the vesting of restricted stock units (Note 15)	46,816	-	-	-	-	-	-	-	-
Issuance of common stock under ATM Equity Offering (Note 12)	428,203	-	-	-	466	-	-	-	466
Stock options issued for services (Note 15)	-	-	-	-	1,157	-	-	-	1,157
Restricted stock units issued for services (Note 15)	-	-	-	-	251	-	-	-	251
Share issuance costs	-	-	-	-	(14)	-	-	-	(14)
Foreign currency translation	-	-	-	-	-	-	-	(41)	(41)
Net loss	-	-	-	-	-	-	(6,372)	-	(6,372)
Balance, August 31, 2026	48,812,574	$5	1	$-	$197,794	$-	$(210,698)	$(1,235)	$(14,134)

Going Concern (Note 1)

(in thousands of U.S. dollars, except for share data)	Six months ended August 31, 2025
	Common stock		Series A Preferred stock			Additional		Accumulated
	par value $0.0001		par value $0.0001		Additional	Paid-in		Other	Total
	Number of		Number of		Paid-in	Capital–	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Deficit
Balance, February 28, 2025	47,620,263	$5	1	$-	$193,529	$-	$(192,027)	$(1,140)	$367
Issuance of shares upon the vesting of restricted stock units (Note 15)	126,857	-	-	-	-	-	-	-	-
Issuance of common stock under ATM Equity Offering (Note 12)	116,358				193				193
Stock options issued for services (Note 15)	-	-	-	-	651	-	-	-	651
Restricted stock units issued for services (Note 15)	-	-	-	-	4	-	-	-	4
Share issuance costs					(7)				(7)
Foreign currency translation	-	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	-	(6,651)	-	(6,651)
Balance, August 31, 2025	47,863,478	$5	1	$-	$194,370	$-	$(198,678)	$(1,165)	$(5,468)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)	Six Months Ended August 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(6,372)	$(6,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (Notes 5 and 6)	167	197
Stock-based compensation (Note 15)	1,408	655
Accrued interest and other financing costs (Note 11)	808	737
Loss on equity method investments (Note 9)	750	345
Changes in operating assets and liabilities:
Accounts receivable and other (Note 3)	333	(228)
Prepaid expenses (Note 4)	182	(338)
Accounts payable and accrued liabilities (Note 8)	177	(321)
Unearned revenue	153	-
Net cash used in operating activities	(2,394)	(5,604)

Cash Flows from Investing Activities
Investment in joint venture (Note 9)	(737)	-
Additions to intangible assets (Note 6)	(82)	(133)
Net cash used in investing activities	(819)	(133)

Cash Flows from Financing Activities
Proceeds from ATM equity offering, net of issuance costs (Note 12)	452	187
Borrowings under credit facility (Note 11)	1,411	-
Repayment of long-term debt (Note 11)	(132)	(136)
Net cash provided by financing activities	1,731	51

Effect of exchange rate changes	(38)	23
Net decrease in cash and cash equivalents	(1,520)	(5,663)
Cash and cash equivalents, beginning of period	2,356	12,973
Cash and cash equivalents, end of period	$836	$7,310

Supplemental Disclosure of Cash Flow Information:
Income tax paid	$-	$-
Interest paid	$69	$100
Interest received	$12	$170

Going Concern (Note 1)

See accompanying notes to the condensed consolidated financial statements.

Loop Industries, Inc.

Three and Six Months Ended August 31, 2026 and 2025

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

Intercompany balances and transactions are eliminated on consolidation. The condensed consolidated balance sheet as of February 28, 2026, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results for the three- and six-month periods ended August 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, for the fiscal year ending February 28, 2027, or for any other period.

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

Management has determined that current cash and cash equivalents on hand as of August 31, 2026 of  $836, together with the $1,113 available under its credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements. The Company's current cash and cash equivalents on hand as of October 13, 2026 is $757, together with $629 available under its credit facility. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

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

For the three- and six-month periods ended August 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an antidilutive effect. As at August 31, 2026, the potentially dilutive securities consisted of 8,330,317 outstanding stock options (2025 – 5,493,138), 4,781,268 outstanding restricted stock units (2025 – 4,256,532).

Recently adopted accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for settlements of convertible debt instruments that occur on terms different from the original contractual conversion terms. The amendments introduce a "preexisting contract approach," requiring that, to qualify for induced conversion accounting, the inducement offer must preserve the form of consideration and provide an amount of consideration that is no less than what was issuable under the original conversion privileges. This guidance applies to convertible debt instruments with cash conversion features and to instruments that are not currently convertible but had substantive conversion features at issuance and at the time the inducement offer is accepted. The updated standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The updated standard was effective for the first quarter ending May 31, 2026. The updated standard is potentially applicable to the future settlement or conversion of its Series B Convertible Preferred Stock (“Series B CPS”), which is classified as a liability and contains a substantive conversion feature (note 10). There has been no impact of adopting the standard in the condensed consolidated financial statements.

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

3. Accounts Receivable and Other

Accounts Receivable and Other as at August 31, 2026 and February 28, 2026 are comprised of the following:

	August 31, 2026	February 28, 2026
Accounts receivable from services to the India JV	$95	$401
Research and development tax credits	130	88
Sales tax	43	66
Other receivables	154	200
	$422	$755

4. Prepaid Expenses

Prepaid expenses as at August 31, 2026 and February 28, 2026 were as follows:

	August 31, 2026	February 28, 2026
Insurance	$103	$286
Utilities	30	32
Software	54	55
Other	126	122
	$313	$495

5. Property, Plant and Equipment, Net

	As at August 31, 2026
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,788	(512)	1,276
Land	221	-	221
Building and Land Improvements	1,813	(1,762)	51
Office equipment and furniture	269	(190)	79
	$12,551	$(10,924)	$1,627

	As at February 28, 2026
		Accumulated
		depreciation,
		write-down
	Cost	and impairment	Net book value
Machinery and equipment	$8,460	$(8,460)	$-
Building	1,817	(490)	1,327
Land	225	-	225
Building and Land Improvements	1,843	(1,780)	63
Office equipment and furniture	274	(190)	84
	$12,619	$(10,920)	$1,699

Depreciation expense for the three- and six-month periods ended August 31, 2026 amounted to $21 and $44 respectively, (2025 - $36 and $70).

6. Intangible Assets, Net

Intangible assets as at August 31, 2026 and February 28, 2026 were $1,710 and $1,776, respectively.

During the six-month periods ended August 31, 2026 and 2025, the Company made additions relating to patent application costs to intangible assets of $82 and $133 respectively.

Amortization expense for the three- and six-month periods ended August 31, 2026 amounted to $62 and $123 respectively, (2025 - $60 and $127).

7. Fair Value of Financial Instruments

The following tables disclose the estimated fair value of the Company's financial liabilities as at August 31, 2026 and February 28, 2026:

	Fair Value at August 31, 2026
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities accounted for at amortized cost:
Series B Convertible Preferred stock (Note 10)	$12,804	$11,340	Level 2
Credit Facility (note 11)	$1,411	1,411	Level 2
Long-term debt (Note 11)	$2,876	$2,777	Level 2
Due to customer	$936	$933	Level 2

	Fair Value at February 28, 2026
	Carrying		Level in the
	Amount	Fair Value	hierarchy
Financial liabilities accounted for at amortized cost:
Series B Convertible Preferred stock (Note 10)	$12,054	$11,770	Level 2
Long-term debt (Note 11)	$3,035	$2,873	Level 2
Due to customer	$900	$897	Level 2

The fair value of cash, accounts receivable and other, and accounts payable and accrued liabilities approximate their carrying values due to their short-term maturity.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as at August 31, 2026 and February 28, 2026 were as follows:

	August 31, 2026	February 28, 2026
Trade accounts payable	$1,030	$729
Accrued employee compensation	292	362
Accrued engineering fees	460	460
Accrued professional fees	143	250
Other accrued liabilities	169	115
	$2,094	$1,916

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

During the six-month period ended August 31, 2026, Loop and Ester each made $737 contribution (2025 – nil) to ELITe. During the three and six-month periods ended August 31, 2026, ELITe incurred losses of $861 and $1,501 (2025 – $86 and $689), resulting in the Company recording its share of the loss on equity accounted investment of $431 and $750 (2025 – $43 and $345). As at August 31, 2026, and  February 28, 2026 the carrying value of the Company's investment in ELITe was $1,452 and $1,465, respectively.

The summarized financial information for ELITe is presented below, on a quarterly lag (in thousands).

Balance sheet	June 30, 2026
Assets	$2,756
Liabilities	787
Equity	$1,969

Results of Operations (1)	Six months ended June 30, 2026
Revenues	$-
Pre-tax loss	(953)
Net loss	(953)

10. Series B Convertible Preferred Stock

The balance of Series B Convertible Preferred Stock as at  August 31, 2026 and  February 28, 2026 was as follows:

	August 31, 2026	February 28, 2026
Stated value	$11,439	$11,439
Accrued PIK dividends	1,365	615
Series B Convertible Preferred Stock	$12,804	$12,054

During the three- and six-month periods ended August 31, 2026, the Company recorded PIK dividends of $375 and $750 respectively, (2025 – $341 and $681 respectively), which were recorded in “Interest and other financial expenses” in our Consolidated Statements of Operations and Comprehensive Loss.

11. Long‑Term Debt

Long-term debt as of August 31, 2026 and February 28, 2026, was comprised of the following:

	August 31, 2026	February 28, 2026
Investissement Québec financing facility:
Principal amount	$2,864	$3,027
Unamortized discount	(78)	(101)
Accrued interest	90	109
Total Investissement Québec financing facility	2,876	3,035
Less: current portion of long-term debt	(890)	(605)
Long-term debt, net of current portion	$1,986	$2,430

Investissement Québec financing facility

The Company recorded interest expense on the Investissement Québec loan for the three- and six-month periods ended August 31, 2026 in the amount of $33 and $66, respectively (2025 - $36 and $72) and an accretion expense of $11 and $22, respectively (2025 - $11 and $23). During the six-month period ended August 31, 2026, the Company made repayments of $132 (2025 - $136) on the Investissement Québec loan.

On July 17, 2026, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Fourth Financing Facility Amendment”). As per the Fourth Financing Facility Amendment, total annual principal repayments in monthly installments is $338 for the fiscal year ending February 28, 2027, with the remainder of the principal amount being repayable in 36 monthly installments.

Total repayments due on the Company's indebtedness over the next five years are as follows:

Years ending	Amount
February 28, 2027	206
February 29, 2028	916
February 28, 2029	916
February 28, 2030	916
Total	$2,954

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

All borrowings under the Credit Facility bear interest at an annual rate equal to the bank's Canadian prime rate plus 1.0%. As at August 31, 2026, the Company borrowed $1,411 (CDN $1,957) under the Credit Facility. The Company recorded Interest expense on the Credit Facility for the three-and six-month periods ended August 31, 2026 in the amount of $26 and $26, respectively (2025- nil and nil).

12. Stockholders' Deficit

Common Stock

For the period ended August 31, 2026	Number of shares	Amount
Balance, February 28, 2026	48,337,555	$5
Issuance of shares upon settlement of restricted stock units	46,816	-
Issuance of shares for cash	428,203	-
Balance, August 31, 2026	48,812,574	$5

For the period ended August 31, 2025	Number of shares	Amount
Balance, February 28, 2025	47,620,263	$5
Issuance of shares upon settlement of restricted stock units	126,857	-
Issuance of shares for cash	116,358	-
Balance, August 31, 2025	47,863,478	$5

During the six-months ended August 31, 2026, the Company recorded the following common stock transactions:

(i)	The Company issued 46,816 shares of common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 428,203 shares of common stock through its ATM Equity Offering program at an average offering price of $1.09 for gross proceed of $466.

During the six-months ended August 31, 2025, the Company recorded the following common stock transaction:

(i)	The Company issued 126,857 shares of common stock to settle restricted stock units that vested in the period.
(ii)	The Company issued 116,358 shares of common stock through its ATM Equity Offering program at an average offering price of $1.66 for gross proceed of $193.

13. Research and Development Expenses

Research and development expenses for the three-month periods ended August 31, 2026 and 2025 were as follows:

	August 31, 2026	August 31, 2025
Employee compensation	$345	$629
External engineering	$4	6
Plant and laboratory operating expenses	$117	149
Other	74	59
	$540	$843

Research and development expenses for the six-month periods ended August 31, 2026 and 2025 were as follows:

	August 31, 2026	August 31, 2025
Employee compensation	$1,052	$1,531
External engineering	13	61
Plant and laboratory operating expenses	298	383
Other	138	127
	$1,501	$2,102

14. General and Administrative Expenses

General and administrative expenses for the three-month periods ended August 31, 2026 and 2025 were as follows:

	August 31, 2026	August 31, 2025
Employee compensation	$673	$671
Insurance	111	423
Professional fees	416	612
Other	278	165
	$1,478	$1,871

General and administrative expenses for the six-month periods ended August 31, 2026 and 2025 were as follows:

	August 31, 2026	August 31, 2025
Employee compensation	$1,582	$1,303
Insurance	266	876
Professional fees	659	973
Other	545	367
	$3,052	$3,519

15. Share-based Payments

Stock Options

The following table summarizes the continuity of the Company's stock options during the three-month periods ended August 31, 2026 and 2025:

	2026		2025
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	7,325,317	$2.73	5,573,138	$3.19
Granted	1,005,000	1.44	-	-
Exercised	-	-	-	-
Forfeited	-	-	(80,000)	3.11
Expired	-	-	-	-
Outstanding, end of period	8,330,317	$2.58	5,493,138	$3.19
Exercisable, end of period	4,252,043	$3.74	2,711,727	$4.98

The following table summarizes the continuity of the Company's stock options during the six-month periods ended August 31, 2026 and 2025:

	2026		2025
	Number of	Weighted average	Number of	Weighted average
	stock options	exercise price	stock options	exercise price
Outstanding, beginning of period	6,243,138	$2.96	2,771,216	$5.25
Granted	2,087,179	1.44	2,801,922	1.16
Exercised	-	-	-	-
Forfeited	-	-	(80,000)	3.11
Expired	-	-	-	-
Outstanding, end of period	8,330,317	$2.58	5,493,138	$3.19
Exercisable, end of period	4,252,043	$3.74	2,711,727	$4.98

The Company applies the fair value method of accounting for stock-based compensation awards granted. Fair value is calculated based on a Black-Scholes option pricing model. The principal components of the pricing model for the stock options granted in the six-month period ended August 31, 2026 and 2025 were as follows:

	2026	2025
Exercise price	$0.85-1.44	$1.16
Risk-free interest rate	4.32% - 4.46%	3.68% - 3.72%
Expected dividend yield	0%	0%
Expected volatility	82%-85%	81%-82%
Expected life (years)	3.5 - 5.0 years	3.5 - 5.0 years

The weighted-average grant-date fair value of options granted during the six-month periods ended August 31, 2026 and 2025 was $0.73 and $0.62 respectively.

A summary of the Company’s nonvested shares as of August 31, 2026, and changes during the six-month period ended  August 31, 2026 were as follows:

	2026
	Number of	Weighted average
	stock options	exercise price
Nonvested, beginning of period	3,461,411	$0.63
Granted	2,087,179	0.67
Exercised	-	-
Forfeited	-	-
Vested	(1,470,316)	0.78
Nonvested, end of period	4,078,274	$0.76

During the three-month periods ended  August 31, 2026 and 2025, stock-based compensation expense attributable to stock options amounted to $305 and $165, respectively. During the six-month periods ended  August 31, 2026 and 2025, stock-based compensation expense attributable to stock options amounted to $1,157 and $651, respectively.

Restricted Stock Units

The following table summarizes the continuity of the restricted stock units during the three-month periods ended August 31, 2026 and 2025:

	2026		2025
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	4,218,696	$6.35	3,981,121	$6.73
Granted	566,572	0.86	310,770	1.31
Settled	(4,000)	2.81	(28,770)	1.13
Forfeited	-	-	(6,589)	5.32
Outstanding, end of period	4,781,268	$5.70	4,256,532	$6.38
Outstanding vested, end of period	2,197,038	$5.08	1,833,531	$5.71

The following table summarizes the continuity of the restricted stock units during the six-month periods ended August 31, 2026 and 2025:

	2026		2025
		Weighted average		Weighted average
	Number of units	fair value price	Number of units	fair value price
Outstanding, beginning of period	4,261,512	$6.36	4,466,958	$6.32
Granted	566,572	0.86	310,770	1.31
Settled	(46,816)	7.62	(126,857)	2.90
Forfeited	-	-	(394,339)	2.91
Outstanding, end of period	4,781,268	$5.70	4,256,532	$6.38
Outstanding vested, end of period	2,197,038	$5.08	1,833,531	$5.71

The Company applies the fair value method of accounting for awards granted through the issuance of restricted stock units. Fair value is calculated based on the intrinsic value at grant date multiplied by the number of restricted stock unit awards granted.

During the three-month periods ended August 31, 2026 and 2025, stock-based compensation attributable to RSUs amounted to $124 and $115, respectively. During the six-month periods ended August 31, 2026, stock-based compensation attributable to RSUs amounted to $251 (comparatively August 31, 2025 the stock-based compensation was $4, which included $291 for forfeitures).

Stock-Based Compensation Expense

During the three-month periods ended August 31, 2026 and 2025, stock-based compensation included in research and development expenses amounted to $86 and $32, respectively, and in general and administrative expenses amounted to $343 and $248, respectively. During the six-month periods ended August 31, 2026 and 2025, stock-based compensation included in research and development expenses amounted to $544 and $344 respectively, and in general and administrative expenses amounted to $864 and $311, respectively.

16. Equity Incentive Plan

On July 6, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”). The Plan permits the granting of warrants, stock options, stock appreciation rights and restricted stock units to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were initially reserved for issuance under the Plan at July 6, 2017, with annual automatic share reserve increases, as defined in the Plan, amounting to the lesser of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator of the Plan, effective March 1, 2018. On March 1, 2026, the share reserve was increased by 1,500,000 shares (2025 – 1,500,000). On July 23, 2026, the Company’s stockholders approved an amendment to the Plan providing for a one-time increase of 1,000,000 shares reserved for issuance under the Plan. The Plan is administered by the Board of Directors who designates eligible participants to be included under the Plan, the number of awards granted, the share price pursuant to the awards and the vesting conditions and period. The awards, when granted, will have an exercise price of no less than the estimated fair value of shares at the date of grant and a life not exceeding 10 years from the grant date.

The following table summarizes the continuity of the units that were authorized for issuance under the Plan as at and during the six-month periods ended August 31, 2026 and 2025:

	2026	2025
	Number of units*	Number of units*
Authorized, beginning of period	186,279	2,159,612
Automatic share reserve increase	1,500,000	1,500,000
Additional Share reserve increase	1,000,000	-
Units granted	(2,653,751)	(3,112,692)
Units forfeited	-	474,339
Units expired	-	-
Authorized, end of period	32,528	1,021,259

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Loop Industries, Inc., a Nevada corporation (the “Company,” “Loop,” “we,” or “our”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, ability to improve and expand our capabilities, competition, expected activities and expenditures as we pursue our business plan, the adequacy of our available cash resources, regulatory compliance, plans for future growth and future operations, the size of our addressable market, and market and industry trends. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the projections discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” Additional factors that could materially affect these forward-looking statements and/or projections include, among other things: (i) our ability to commercialize our technology and products, (ii) the status of our relationships with our partners, (iii) development and protection of our intellectual property and products, (iv) industry competition, (v) our need for and ability to obtain additional funding relative to our current and future financial commitments, (vi) our ability to continue as a going concern, (vii) engineering, contracting, and building our manufacturing facilities, (viii) our ability to scale, manufacture, and sell our products and to license our technology in order to generate revenues, (ix) our proposed business model and our ability to execute it, (x) our ability to obtain the necessary approvals or satisfy any closing conditions in respect of any of our proposed partnerships, (xi) our joint venture projects and our ability to recover certain expenditures in connection with them, (xii) adverse effects on the Company's business and operations as a result of increased regulatory, media, or financial reporting scrutiny, practices, rumors, or otherwise, (xiii) public health issues, such as disease epidemics, which may lead to reduced access to capital markets, supply chain disruptions, and government-imposed business closures, (xiv) war, regional tensions, and economic or other conflicts including trade disputes and increasing protectionist measures that could impact market stability and our business; (xv) the effect of the continuing worldwide macroeconomic uncertainty and its impacts, including inflation, market volatility and fluctuations in foreign currency exchange and interest rates, (xvi) the outcome of any SEC investigations or class action litigation filed against us, (xvii) our ability to hire and/or retain qualified employees and consultants, (xviii) our ability to regain and maintain compliance with the continued listing requirements of Nasdaq; (xix) other events or circumstances over which we have little or no control, and (xx) other factors discussed in our subsequent filings with the Securities and Exchange Commission (the “SEC”).

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

As the initial phase of our plan for the commercialization of future Infinite Loop™ manufacturing facilities, we constructed and have successfully operated our Terrebonne, Québec depolymerization production facility (the “Terrebonne Facility”) for over five years, demonstrating the effectiveness of our technology and supplying Loop PET resin and polyester fiber to customers. The facility has also been used for research and development activities.

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

Loop has been operating its Terrebonne Facility for over five years producing DMT and MEG. The facility has been achieving consistent monomer recovery, demonstrating the effectiveness of our technology and supplying customers with virgin quality PET resin for packaging and polyester fiber for textiles.

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

We further believe the sale of our first license underscores the commercial readiness of Loop's technology, which has been validated by over five years of operations at its Terrebonne facility.

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

Infinite Loop Europe is managed by a chief executive officer proposed by RCE, with governance provided by a four-member board of directors, of which one director has been nominated by Loop and the remaining three directors have been nominated by RCE. Certain transactions that could risk the disclosure of Loop’s technology, as well as certain related-party transactions, require unanimous board approval. RCE has provided Infinite Loop Europe with a $10.4 million (€10.0 million) shareholder loan to fund the first royalty tranche under the license agreement, which accrues payment-in-kind interest at 11.9% per annum and matures on December 27, 2027.

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

Loop and Ester have a well-established working relationship, with Ester producing Loop™ PET using monomers produced at Loop's Terrebonne Facility for global brand companies for over five years. The India JV intends to leverage the complementary skill sets of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. The India facility will leverage the Infinite Loop™ Technology and Loop’s existing engineering package.

Following the completion of a detailed land study by an external engineering firm, the India JV partners identified the state of Gujarat, India's synthetic textile capital as the optimal location for the facility based on several key requirements such as infrastructure, proximity to a seaport for exports, renewable energy for a reduction in CO₂ emissions and proximity to waste PET and polyester feedstocks.

In December 2025, the India JV awarded the detailed engineering contract for the Infinite Loop™ India facility to Toyo Engineering India Private Limited, covering the full scope of detailed design, procurement engineering, and technical documentation.

In connection with the ongoing development of our commercial operations in India, we have updated the design and operational strategy for our first commercial facility in the region, adjusting its planned production capacity to 45,000 metric tons per year of Loop-branded PET resin and polyester fiber. In connection with an ongoing front end engineering analysis by Toyo Engineering India Private Limited, this refined capacity is expected to reduce the estimated total investment cost and lower both our projected debt and equity financing requirements for construction. Furthermore, the streamlined design is anticipated to enable a more efficient capital-raising process and an accelerated construction timeline, with the project currently targeted for completion by the end of 2028.

This facility is designed as the first of two total installations on the India site, with the subsequent facility expected to be larger and constructed following the successful startup of the first. Strategically, we believe that the India joint venture offers attractive projected economic returns—without the need for substantial sustainability-linked premium pricing—driven by low operating costs that benefit from low-value feedstock, low-temperature operations requiring no added pressure, and competitive regional labor costs. This optimized capital allocation policy is expected to allow us to scale our manufacturing footprint efficiently while maintaining strong project economics.

Loop and Ester anticipate that the total funding required for the India JV for the purposes of construction, development and operationalization of the project, including the initial working capital requirements, will be financed by a combination of debt and equity capital. Ester and Loop are each contributing 50% of the equity capital of the India JV. As of August 31, 2026, Loop and Ester had each made total equity contributions of $3.6 million in cash to the India JV. The funds injected in the India JV are being used for preliminary project costs, which are mainly engineering fees and the purchase of land.

Loop has entered into two engineering services agreements with the India JV to provide engineering services, underscoring the role of engineering services in Loop's commercialization strategy as an important and growing source of revenue. The first engineering services agreement with the India JV has a contractual revenue amount of $0.5 million and was fulfilled over the fourth quarter of the fiscal year ended February 28, 2025 and the first quarter of the fiscal year ended February 28, 2026.  It resulted in $0.2 million of revenue in the first quarter ended May 31, 2025.  On June 22, 2025, Loop entered into its second engineering services agreement with the India JV to support it through construction as it moves towards breaking ground on the Infinite Loop™ India facility. This agreement has a contractual revenue amount of $1.5 million, and the Company commenced performance under it in November 2025, resulting in Loop generating $0.4 million of engineering services revenue in the year ended February 28, 2026 and $0.3 million in the first two quarters ended August 31, 2026. Engineering services revenue is currently recognized only to the extent of costs incurred, the associated revenue and cost of sales are recognized in equal amounts, yielding no gross profit margin during the period.

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

In May 2026, the India JV has signed a memorandum of understanding with the government of Gujarat providing formal alignment to support the development of Loop's first large-scale commercial manufacturing platform. The agreement is expected to streamline permitting, infrastructure coordination, and administrative processes, reinforcing a clear path forward and enabling a phased expansion strategy at the site which is capable of supporting multiple facilities.  The Company currently expects the Infinite Loop™ India facility to be completed in calendar 2028.

On August 13, 2026, the India JV entered into (i) a License Agreement, (ii) a Marketing Agreement, and (iii) a Services Agreement, effective as of February 4, 2026. Under the License Agreement, Loop granted the India JV an exclusive (subject to certain exceptions), royalty-bearing license to use Loop’s proprietary depolymerization technology and related intellectual property rights in India and certain other agreed territories to manufacture licensed products and sell such products worldwide. The India JV is required to pay royalties to Loop based on annual net sales of licensed products pursuant to a tiered royalty structure following the first commercial sale of a licensed product at the applicable facility. Under the Marketing Agreement, the India JV appointed Loop as its exclusive sales, marketing and promotional representative for licensed products. Loop is entitled to receive marketing service fees based on annual net sales of licensed products pursuant to a tiered fee structure. Under the Services Agreement, Ester will provide the India JV with certain project management, operational and technical support services and will receive service fees based on annual net sales of licensed products pursuant to a tiered fee structure.

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

This approach is currently being deployed through the Company's 50/50 joint venture in India with Ester, which is advancing towards the construction of the first of its two planned Infinite Loop™ manufacturing facility in Gujarat, India. The first facility's planned production capacity is 45,000 metric tons per year of Loop branded PET resin and polyester fiber. The second facility is expected to be at least 100,000 metric tons per year.  The India JV intends to leverage the complementary skill sets of each partner by combining Loop's innovative technology and global customer relationships with Ester's nearly 40 years of specialized polymer production, operational proficiency, and local expertise, including sourcing of PET plastic and polyester fiber waste feedstocks. Loop has granted a royalty-bearing license to the India JV and is the exclusive seller and marketing agent of the India JV's products.

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

Loop has entered into an engineering services agreement with the India JV to provide engineering services and support the completion of the engineering for the planned Infinite Loop™ manufacturing facility in India. This has resulted in Loop generating engineering services revenue of $0.3 million in the six month period ended August 31, 2026.

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

The Company’s ability to move to the next stage of its strategic development, including the construction of manufacturing plants and the commercialization of its technology and products at scale, is dependent on, among other factors, its ability to obtain the necessary financing through a combination of the issuance of equity and/or debt and/or government incentive programs.

Market Development and Strategic Relationships

Letter of Intent with global apparel company

In June 2026, Loop executed a letter of intent for an initial multi-year offtake agreement with a major global apparel company. This letter of intent forms the framework for an ongoing collaboration targeting up to 15,000 metric tons annually of Loop’s proprietary PET fiber-grade resin.

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

Human Capital

As of August 31, 2026, we had 37 employees of which 17 work in research and development, 12 in engineering and operations, and 8 in administrative functions.

Results of Operations

All monetary amounts are in thousands of U.S. dollars unless otherwise specified.

The following table summarizes our operating results for the three-month periods ended August 31, 2026 and 2025, in thousands of U.S. Dollars.

	Three months ended August 31,
			Change
	2026	2025	favorable / (unfavorable)
Revenues
Services	117	-	117
Total revenues	117	-	117

Cost of services
Cost of services	113	-	(113)
Total cost of services	113	-	(113)

Expenses
Research and development
Employee compensation	247	597	350
Stock-based compensation	98	32	(66)
Plant and laboratory operating expenses	117	149	32
External engineering	4	6	2
Other	74	59	(15)
Total research and development	540	843	303

General and administrative
Employee compensation	342	423	81
Stock-based compensation	331	248	(83)
Professional fees	416	612	196
Insurance	111	423	312
Other	278	165	(113)
Total general and administrative	1,478	1,871	393

Loss on equity accounted investment	431	43	(388)
Depreciation and amortization	83	96	13
Interest and other financial expenses	460	419	(41)
Interest income	(6)	(70)	(64)
Foreign exchange loss (gain)	6	2	(4)
Total expenses	3,105	3,204	99
Net loss	$(2,988)	$(3,204)	$216

Second Quarter Ended August 31, 2026

Revenues

Revenues for the three-month period ended August 31, 2026, increased $117 to $117, as compared to $0 for the same period in 2025. The revenues of $117 for the three-month period ended August 31, 2026 resulted from engineering services provided to the India JV.

Cost of Services

Cost of Services for the three-month period ended August 31, 2026 increased $113 to $113 compared to $0 for the same period in 2025.

Research and Development

Research and development expense for the three-month period ended August 31, 2026, decreased $303 to $540, as compared to $843 for the same period in 2025. The decrease was primarily attributable to a $350 decrease in employee compensation expenses, a $32 decrease in plant and laboratory expenses, partially offset by a $66 increase in stock compensation.

General and administrative expenses

General and administrative expenses for the three-month period ended August 31, 2026, decreased $393 to $1,478, as compared to $1,871 for the same period in 2025. The decrease was primarily attributable to a $312 decrease in insurance expenses, a $196 decrease in professional fees, partially offset by a $113 increase in other miscellaneous expenses and $83 increase in stock compensation.

Interest and other financial expenses

Interest and other financial expenses increased by $41 for the three-month period ended August 31, 2026.

Net Loss

The net loss for the three-month period ended August 31, 2026, decreased $216 to $2,988, as compared to $3,204 for the same period in 2025. This decrease was primarily due to the decrease of $303 in research and development expenses, a decrease of $393 in general and administrative expenses. These decreases were partially offset by the increase of $388 in equity investment, decrease of $64 in interest income and increase of  $41 in interest and other financial expenses.

Six Months Ended August 31, 2026

The following table summarizes our operating results for the six-month periods ended August 31, 2026 and 2025, in thousands of U.S. Dollars.

	Six months ended August 31,
	2026	2025	Change
Revenues
Products	$-	$8	$(8)
Services	296	244	52
Total revenues	296	252	44

Cost of services
Cost of services	292	114	(178)
Total cost of services	292	114	(178)

Expenses
Research and development
Employee compensation	496	1,187	691
Stock-based compensation	556	344	(212)
Plant and laboratory operating expenses	298	383	85
External engineering	13	61	48
Other	138	127	(11)
Total research and development	1,501	2,102	601

General and administrative
Employee compensation	730	992	262
Stock-based compensation	852	311	(541)
Professional fees	659	974	315
Insurance	266	876	610
Other	545	366	(179)
Total general and administrative	3,052	3,519	467

Loss on equity accounted investment	750	345	(405)
Depreciation and amortization	167	197	30
Interest and other financial expenses	897	837	(60)
Interest income	(12)	(170)	(158)
Foreign exchange loss (gain)	21	(41)	(62)
Total expenses	6,668	6,903	235
Net loss	$(6,372)	$(6,651)	$279

Revenues

Revenues for the six-month period ended August 31, 2026, increased $44 to $296, as compared to $252 for the same period in 2025. The revenues of $296 for the six-month period ended August 31, 2026 resulted from engineering services provided to the India JV. The revenues of $252 for the six-month period ended August 31, 2025 resulted from engineering services provided to the India JV for $244 and sales of Loop™ PET resin for $8.

Cost of Services

Cost of Services for the six-month period ended August 31, 2026 increased $178 to $292 compared to $114 for the same period in 2025.

Research and Development

Research and development expense for the six-month period ended August 31, 2026, decreased $601 to $1,501, as compared to $2,102 for the same period in 2025. The decrease was primarily attributable to a $691 decrease in employee compensation expenses, a $48 decrease in external engineering expenses, a $85 decrease in plant and laboratory expenses, partially offset by a $212 increase in stock compensation.

General and administrative expenses

General and administrative expenses for the six-month period ended August 31, 2026, decreased $467 to $3,052, as compared to $3,519 for the same period in 2025. The decrease was primarily attributable to a $610 decrease in insurance expenses, a $315 decrease in professional fees, a $262 decrease in employee compensation, partially offset by a $541 increase in stock compensation and a $179 increase in other miscellaneous expenses.

Interest and other financial expenses

Interest and other financial expenses increased by $60 for the six-month period ended August 31, 2026.

Net Loss

The net loss for the six-month period ended August 31, 2026, decreased $279 to $6,372, as compared to $6,651 for the same period in 2025. This decrease was primarily due to the decrease of $601 in research and development expenses, a decrease of $467 in general and administrative expenses. These decreases were partially offset by the decrease of $158 in interest income, increase of $405 in equity investment, increase of $178 in cost of services and increase of $60 in interest and other financial expenses.

Recent Developments

On September 17, 2026, our Board of Directors formed a Strategic Alternatives Committee to evaluate our capital needs and strategic and financial alternatives. The Committee’s immediate priority is to support management in securing our required capital contribution and the broader project financing for the planned India joint venture. The Committee will also evaluate other alternatives, including strategic investments, licensing and commercial partnerships, regional joint ventures, business combinations, corporate-structure alternatives, a potential sale, merger or going-private transaction, and other initiatives to enhance shareholder value. We have not made any decision regarding any specific alternative, no timetable has been established for completing the review, and there can be no assurance that the review will result in any transaction or other outcome.

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

Management has determined that current cash and cash equivalents on hand as of August 31, 2026 of $836, together with the $1,113 available under its credit facility, will not be sufficient to fund the Company's ongoing operations, obligations and commitments for the next twelve months from the issuance date of these unaudited interim condensed consolidated financial statements. The Company's current cash and cash equivalents on hand as of October 13, 2026 is $757, together with $629 available under its credit facility. These events and conditions are material uncertainties that raise substantial doubt upon the Company's ability to continue as a going concern and, accordingly, the appropriateness of the use of accounting principles applicable to a going concern.

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

On July 17, 2026, the Company and Investissement Québec entered into an agreement to amend the existing Financing Facility which modifies the repayments of the principal amount (the “Fourth Financing Facility Amendment”). As per the Fourth Financing Facility Amendment, total annual principal repayments in monthly installments is $338 for the fiscal year ending February 28, 2027, with the remainder of the principal amount being repayable in 36 monthly installments.

Credit facility from a Canadian bank

On July 26, 2022, Loop Canada, Inc., a wholly-owned subsidiary of the Company, entered into an Operating Credit Facility (the “Credit Facility”) with a Canadian bank. The Credit Facility allows for borrowings of up to $2,524 (CDN $3,500) in aggregate principal amount. The Credit Facility is secured by the Company’s Terrebonne, Québec property. All borrowings under the Credit Facility will bear interest at an annual rate equal to the bank’s Canadian prime rate plus 1.0%.  As at August 31, 2026, the Company borrowed $1,411 under the Credit Facility.

At-the-Market Offering

During the three months ended August 31, 2026, the Company issued and sold an aggregate of 428,203 shares of its common stock pursuant to its ATM Equity Offering program for aggregate gross proceeds of approximately $466. After deducting sales agent commissions and other offering expenses totaling approximately $14, the Company received net proceeds of $452 from such sales. The shares were sold at prevailing market prices at the time of sale, with an average selling price of $1.09 per share. The net proceeds from these equity transactions were used for general corporate purposes and to strengthen the Company's working capital position. The Company may, from time to time, continue to utilize its ATM Equity Offering program to raise additional capital, subject to market conditions and the Company's capital needs, though there can be no assurance as to if or when any additional sales may occur under the program.

Flow of Funds

Summary of Cash Flows

A summary of cash flows for the six-month ended August 31, 2026 and 2025 was as follows, in thousands of U.S. Dollars:

	Six Months Ended August 31,
	2026	2025
Net cash used in operating activities	$(2,394)	$(5,604)
Net cash used in investing activities	(819)	(133)
Net cash provided by (used in) financing activities	1,731	51
Effect of exchange rate changes on cash	(38)	23
Net decrease in cash	$(1,520)	$(5,663)

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2026, we used $2,394 in operations compared to $5,604 during the six-month period ended August 31, 2025. As discussed above in the Results of Operations, the decrease was mainly due to a decrease in operating expenses in addition to decreased general and administrative expenses.

Net Cash Used in Investing Activities

During the six-month ended August 31, 2026, we used $819 in investing activities compared to $133 during the six-month period ended August 31, 2025. During the six-month period ended August 31, 2026, we made investments in joint venture of $737, as compared to nil for the same period in 2025 and investment in intangible assets of $82, as compared to $133 for the same period in 2025, particularly to file patents for the Infinite Loop™ technology in the United States and around the world.

Net Cash Provided by (Used in) Financing Activities

During the six-month ended August 31, 2026, we borrowed $1,411 under Credit Facility, we repaid $132 of long-term debt and received net proceeds from our ATM Equity Offering of $452. During the six-month ended August 31, 2025, we repaid $136 of long-term debt and received net proceeds from our ATM Equity Offering of $187.

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

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2026.

B. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to us are set forth under “Risk Factors” in our 2026 Annual Report. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2026 Annual Report during the three months ended August 31, 2026. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2026 Annual Report.

We have received notices from Nasdaq that we are not in compliance with the minimum market value of listed securities and minimum bid price requirements for continued listing on The Nasdaq Global Market. If we are unable to regain compliance or otherwise maintain a Nasdaq listing, the liquidity and market price of our common stock and our ability to raise capital could be adversely affected.

Our common stock is currently listed on The Nasdaq Global Market under the symbol “LOOP.” Continued listing on The Nasdaq Global Market requires us to satisfy certain listing standards, including a minimum market value of listed securities (“MVLS”) and a minimum bid price.

On July 24, 2026, the Company received a notice from Nasdaq indicating that it was not in compliance with the minimum market value of listed securities requirement because its market value of listed securities had remained below $50 million for 30 consecutive business days. The Company has until January 20, 2027 to regain compliance.

On July 27, 2026, the Company received a separate notice from Nasdaq indicating that it was not in compliance with the minimum bid price requirement because the closing bid price of its common stock had remained below $1.00 for 30 consecutive business days. The Company has until January 25, 2027 to regain compliance.

The notices have no immediate effect on the listing or trading of our common stock.  However, there can be no assurance that we will regain compliance with either requirement within the applicable compliance period. If we do not regain compliance with the MVLS requirement or the minimum bid price requirement timely, Nasdaq will notify us that our securities are subject to delisting.

We intend to monitor our MVLS and the closing bid price of our common stock and to consider available options to regain compliance. As an alternative to regaining compliance with the MVLS requirement, we may apply to transfer the listing of our common stock to The Nasdaq Capital Market.  If we do not regain compliance with the minimum bid price requirement during the initial compliance period, we may be eligible for additional time, subject to additional requirements.  Any transfer to The Nasdaq Capital Market would be subject to Nasdaq approval and to our satisfying that market’s applicable listing requirements, and any additional compliance period for the minimum bid price requirement may be conditioned on, among other things, our ability to effect a reverse stock split if necessary. There can be no assurance that any of these alternatives will be available to us or will enable us to regain or maintain compliance with applicable Nasdaq listing requirements.

If our common stock were ultimately delisted from Nasdaq, it could reduce the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, and make it more difficult for us to raise additional capital, which could adversely affect our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit Index

Incorporated by Reference
Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Articles of Incorporation, as amended to date	10-K	001-38301	May 29, 2024	3.1
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	001-38301	December 26, 2024	3.1
3.3	By-laws, as amended to date	8-K	001-38301	April 10, 2018	3.1
10.1*	License Agreement, effective as of February 4, 2026, by and among Loop Industries, Inc., Ester Loop Infinite Technologies Private Limited and Ester Industries Ltd.		Filed herewith
10.2*	Marketing Agreement, effective as of February 4, 2026, by and among Loop Industries, Inc., Ester Loop Infinite Technologies Private Limited and Ester Industries Ltd.		Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished herewith
101.INS	Inline XBRL Instance Document		Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		Filed herewith

* Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2026	By:	/s/ Daniel Solomita
	Name:	Daniel Solomita
	Title:	President and Chief Executive Officer, and Director (Principal Executive Officer)

Date: October 15, 2026	By:	/s/ Spencer Hart
	Name:	Spencer Hart
	Title:	Chief Financial Officer and Director (Principal financial officer and principal accounting officer)